Form 10-K
period 2020-12-31
Acies Acquisition Corp.
filed 2021-03-26
CIK 1823878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39652

ACIES ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1219 Morningside Drive, Suite 110 Manhattan Beach, CA	90266
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 305-6434

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Class A ordinary shares, par value $0.0001 per share	ACAC	The NASDAQ Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one Class A ordinary share for $11.50 per share	ACACW	The NASDAQ Stock Market LLC
Units, each consisting of one Class A ordinary share and one-third of one Redeemable Warrant	ACACU	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes    ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2020. The registrant’s units begin trading on The NASDAQ Capital Market on October 23, 2020 and the registrant’s shares of Class A Ordinary Shares and warrants began trading on The NASDAQ Capital Market on December 11, 2020 and December 15, 2020, respectively. The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on December 31, 2020, as reported on The NASDAQ Capital Market was $230,748,000.

As of March 25, 2021, there were 21,525,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,381,250 shares of the Company’s Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

Unless otherwise stated in this Annual Report on Form 10-K (the “Report”), references to:

•	“Acies Class A Ordinary Shares” are to the Class A ordinary shares, par value $0.0001 per share, of the Company;

•	“Acies Class B Ordinary Shares” are to the Class B ordinary shares, par value $0.0001 per share, of the Company;

•	“Business Combination” are to either the Company’s merger with Playstudios, or prospective merger with an alternative business;

•	“Completion Window” are to the period following the completion of our Initial Public Offering at the end of which, if we have not completed our initial Business Combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes , if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The Completion Window ends October 27, 2022, or January 27, 2023 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by October 27, 2022;

•	“Founders” are to Daniel Fetters, Edward King, James Murren and Andrew Pascal;

•	“Founder Shares” are to the Acies Class B Ordinary Shares initially issued to our Sponsor in a private placement prior to our Initial Public Offering and the Acies Class A Ordinary Shares that will be issued upon the automatic conversion of the Acies Class B Ordinary Shares at the time of our initial Business Combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Acies Class A Ordinary Shares will not be “public shares”);

•	“Initial Public Offering” are to the Company’s initial public offering of Units;

•	“Ordinary Shares” are to the Acies Class A Ordinary Shares and the Acies Class B Ordinary Shares;

•	“Private Placement Warrants” are to the warrants issued to our Sponsor in a private placement simultaneously with the closing of our Initial Public Offering and upon conversion of working capital loans, if any;

•	“public shares” are to the Acies Class A Ordinary Shares sold as part of the units in our Initial Public Offering (whether they are purchased in our Initial Public Offering or thereafter in the open market);

•	“public shareholders” are to the holders of our public shares, including our Sponsor and management team to the extent our Sponsor and/or members of our management team purchase public shares, provided that our Sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

•	“Sponsor” are to Acies Acquisition LLC, a Delaware limited liability company;

•	“Trust Account” are to the trust account established for the benefit of the Company’s public shareholders maintained by Continental Stock Transfer & Trust Company, acting as trustee, in which proceeds from the Initial Public Offering and sale of Private Placement Warrants are held;

•	“Units” are to the units sold in the Initial Public Offering, consisting of Acies Class A Ordinary Shares and warrants to purchase one-third of one Acies Class A Ordinary Share; and

•	“we,” “us,” “our,” “the Company,” “our company” or “Acies” are to Acies Acquisition Corp., a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial Business Combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1.	Business

General

We are an early-stage blank check company incorporated as a Cayman Islands corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses, which we refer to throughout this Report as our initial Business Combination.

Initial Public Offering

On October 27, 2020, we consummated our Initial Public Offering of 20,000,000 Units. Each Unit consists of one Class A Ordinary Share of the Company and one-third of one redeemable warrant of the Company (“warrant”), with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000. In connection with the Initial Public Offering, the underwriters were granted an option to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On November 5, 2020, the underwriters exercised their over-allotment option in part and, on November 9, 2020, the underwriters purchased an additional 1,525,000 Units (“Over-Allotment Units”) at an offering price of $10.00 per Unit, generating gross proceeds to the Company of $15,250,000.

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of an aggregate of 4,333,333 Private Placement Warrants to our Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of $6,500,000. In connection with the closing of the purchase of the Over-Allotment Units, the Company sold an additional 203,334 Private Placement Warrants to the Sponsor at a price of $1.50 per warrant, generating an additional $305,000 of gross proceeds.

A total of $215,250,000 from the Initial Public Offering (including the Over-Allotment Units) and sale of the Private Placement Warrants were deposited in the Trust Account.

The 5,750,000 Class B Ordinary Shares held by the Sponsor (prior to the exercise of the over-allotment option) included 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full, so that the initial shareholders of the Company would collectively own 20.0% of the issued and outstanding Ordinary Shares of the Company after the Initial Public Offering. Since the underwriters did not exercise the over-allotment option in full, the Sponsor forfeited 368,750 Class B Ordinary Shares, which were canceled by the Company. As a result of such forfeiture, there are currently 5,381,250 Class B Ordinary Shares issued and outstanding.

Since our Initial Public Offering, we have focused on identifying a Business Combination target within the live, location-based and mobile experiential entertainment industries. It is the job of our Sponsor and management team to complete our initial Business Combination. Our management team is led by Edward King, our Co-Chief Executive Officer, Daniel Fetters, our Co-Chief Executive Officer, and James Murren, our Chairman, who have many years of experience investing in ventures and building companies with operations. We must complete our initial Business Combination by the Completion Window. If our initial Business Combination is not consummated by the Completion Window, then our existence will terminate, and we will distribute all amounts in the Trust Account.

Initial Business Combination - PlayStudios

The Mergers

On February 1, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Catalyst Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of ours (“First Merger Sub”), Catalyst Merger Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of ours (“Second Merger Sub”), and PlayStudios, Inc., a Delaware corporation (“PlayStudios”). The Merger Agreement provides that, subject to the approval of Acies’ shareholders and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger Agreement, the “Business Combination”):

(i) at the closing of the transactions contemplated by the Merger Agreement (the “Closing”) (x) in accordance with the Delaware General Corporation Law, as amended (the “DGCL”), First Merger Sub will merge with and into PlayStudios and PlayStudios will be the surviving corporation and a wholly owned subsidiary of Acies (the “First Merger”) and (y) immediately following the First Merger, and as part of an integrated transaction with the First Merger, PlayStudios will merge with and into Second Merger Sub, with Second Merger Sub being the surviving entity of the Second Merger and a wholly owned subsidiary of Acies (the “Second Merger” and, together with the First Merger, the “Mergers”);

(ii) as a result of the Mergers, among other things, each outstanding share of common stock of PlayStudios (“PlayStudios Common Stock”) and each share of preferred stock of PlayStudios (“PlayStudios Preferred Stock”) issued and outstanding as of the effective time of the First Merger (the “Effective Time”) will be cancelled in exchange for the right to receive the following:

(a)    if the holder of such share makes an election to receive cash (“Cash Electing Share”), an amount of cash, without interest, equal to the quotient of $1,041,000,000 divided by the sum of, as of immediately prior to the Effective Time, (x) the number of issued and outstanding shares of PlayStudios Common Stock (including, without duplication, the number of issued and outstanding shares of PlayStudios Preferred Stock on an as-converted basis); (y) the number of shares of PlayStudios Common Stock issued or issuable upon the exercise of all outstanding, vested and unexercised options to purchase shares of PlayStudios Common Stock; and (z) the shares of PlayStudios Common Stock underlying any issued and outstanding warrants of PlayStudios, in the case of (y) and (z) as determined on a net exercise basis (the “Per Share Merger Consideration Value”); provided, however, that (1) the aggregate amount of Cash Electing Shares available to each holder shall not exceed 15% of the shares of PlayStudios capital stock held by such holder; and (2) if the sum of the aggregate number of Dissenting Shares (as defined in the Merger Agreement) and the aggregate number of Cash Electing Shares multiplied by (y) the Per Share Merger Consideration Value (such product, the “Aggregate Cash Election Amount”), exceeds the Available Cash Consideration (as defined in the Merger Agreement, such Available Cash Consideration not to exceed $150,000,000), then each Cash Electing Share shall be converted into the right to receive (A) an amount in cash, without interest, equal to the product of (1) the Per Share Merger Consideration Value and (2) a fraction, the numerator of which shall be the Available Cash Consideration and the denominator of which shall be the Aggregate Cash Election Amount (such fraction, the “Cash Fraction”) and (B) an amount of the stock consideration described in clause (b), below, multiplied by one minus the Cash Fraction;

(b)    if the holder of such share does not make a cash election, a number of validly issued, fully paid and nonassessable shares of New PlayStudios Class A Common Stock (as defined below) equal to the quotient obtained by dividing (A) the Per Share Merger Consideration Value by (B) $10.00, except that if any such shares are owned by Andrew S. Pascal (the “Founder”), or any member of the Pascal Family Trust and their respective affiliates (collectively, the “Founder Group”), such share will instead receive a number of validly issued, fully paid and nonassessable shares of New PlayStudios Class B Common Stock par value $0.0001 per share (the “New PlayStudios Class B Common Stock”), equal to the quotient obtained by dividing (A) the Per Share Merger Consideration Value by (B) $10.00. The shares of New PlayStudios Class B Common Stock will have the same economic terms as the shares of New PlayStudios Class A Common Stock, but the shares of New PlayStudios Class A Common Stock will be entitled to one vote per share, and the shares of New PlayStudios Class B Common Stock will be entitled to 20 votes per share. Any shares of New PlayStudios Class B Common Stock that are transferred outside the Founder Group (except for certain permitted transfers) will automatically convert into shares of New PlayStudios Class A Common Stock. In addition, the outstanding shares of New PlayStudios Class B Common Stock will be subject to a “sunset” provision by which all outstanding shares of New PlayStudios Class B Common Stock will automatically convert into shares of New PlayStudios Class A Common Stock (i) if holders representing a majority of the New PlayStudios Class B Common Stock vote to convert the New PlayStudios Class B Common Stock into New PlayStudios Class A Common Stock, (ii) if the Founder Group and its permitted transferees collectively no longer beneficially own at least 20% of the number of shares of New PlayStudios Class B Common Stock collectively held by the Founder Group as of the Effective Time, or (iii) on the nine-month anniversary of the Founder’s death or disability, unless such date is extended by a majority of independent directors;

(iii) as a result of the Mergers, each outstanding share of PlayStudios Common Stock and PlayStudios Preferred Stock issued and outstanding immediately prior to the Effective Time as well as any outstanding unexercised vested options to purchase shares of PlayStudios Common Stock will also receive the contingent right to receive the applicable Earnout Pro Rata Portion (as defined in the Merger Agreement) of an aggregate of 15,000,000 additional shares of New PlayStudios Class A Common Stock (the “Earnout Shares”), which right shall be contingent upon certain price milestones that are more fully set out in the Merger Agreement (the consideration described in the foregoing clauses (ii) and (iii), collectively, the “Merger Consideration”); and

(iv) as a result of the Mergers, each outstanding and unexercised option to purchase PlayStudios Common Stock, whether or not vested or exercisable, will be converted into an option to purchase a share of New PlayStudios Class A Common Stock, except for any such option that is held by any member of the Founder Group, which will be converted into an option to purchase a share of New PlayStudios Class B Common Stock.

The Board of Directors of Acies (the “Board”) has (i) approved and declared advisable the Merger Agreement, the Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the shareholders of Acies.

The Domestication

Prior to the Closing, subject to the approval of Acies’ shareholders, and in accordance with the DGCL, Cayman Islands Companies Law (2021 Revision) (the “CICL”) and Acies’ Amended and Restated Memorandum and Articles of Association (as may be amended from time to time, the “Cayman Constitutional Documents”), Acies will effect a deregistration under the CICL and a domestication under Section 388 of the DGCL (by means of filing a certificate of domestication (the “Certificate of Domestication”) with the Secretary of State of Delaware), pursuant to which Acies’ jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware (the “Domestication”).

In connection with the Domestication, (i) each of the then issued and outstanding Acies Class A Ordinary Shares will convert automatically, on a one-for-one basis, into a share of Class A Common Stock, par value $0.0001 per share of New PlayStudios (after its Domestication) (the “New PlayStudios Class A Common Stock”, and together with the New PlayStudios Class B Common Stock, the “New PlayStudios Common Stock”), (ii) each of the then issued and outstanding Acies Class B Ordinary Shares will convert automatically, on a one-for-one basis, into a share of New PlayStudios Class A Common Stock, after giving effect to the forfeiture of certain Acies Class B Ordinary Shares held by the Sponsor pursuant to that certain Sponsor agreement by and among PlayStudios, Acies and the Sponsor (the “Sponsor Support Agreement”), (iii) each then issued and outstanding warrant of Acies will convert automatically, on a one-for-one basis, into a warrant to acquire one share of New PlayStudios Class A Common Stock (“New PlayStudios Warrant”), on substantially the same terms and conditions as specified in the Warrant Agreement, dated October 22, 2020, between Acies and Continental Stock Transfer & Trust Company, as warrant agent, after giving effect to the forfeiture of certain warrants of Acies held by the Sponsor pursuant to the Sponsor Agreement.

Conditions to Closing

The Merger Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) approval of the Business Combination and related agreements and transactions by the respective shareholders of Acies and PlayStudios, (ii) effectiveness of the proxy statement / prospectus on Form S-4 filed by Acies in connection with the Business Combination, (iii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iv) receipt of approval for listing on Nasdaq of the shares of New PlayStudios Common Stock to be issued in connection with the Mergers, (v) that Acies shall not have redeemed Acies Class A Ordinary Shares that would cause Acies to have less than $5,000,001 of net tangible assets upon Closing, and (vi) the absence of any injunctions or statute, rule or regulation prohibiting the transactions.

Other conditions to PlayStudios’ obligations to consummate the Mergers include, among others, that as of the Closing, the amount of cash available in (x) the Trust Account, after deducting the amount required to satisfy Acies’ obligations to its shareholders (if any) that exercise their rights to redeem their Acies Class A Ordinary Shares pursuant to the Cayman Constitutional Documents (but prior to payment of (A) any deferred underwriting commissions being held in the Trust Account and (B) any transaction expenses of Acies or its affiliates) plus (y) the PIPE Investment (as defined below), is at least $200,000,000 minus qualified expenses related to the cost of filing fees and seeking governmental approval of the Mergers.

Covenants

The Merger Agreement contains additional covenants, including, among others, providing for (i) the parties to conduct their respective businesses in the ordinary course through the Closing, (ii) PlayStudios to prepare certain audited and unaudited consolidated financial statements of PlayStudios for inclusion in the proxy statement / prospectus on Form S-4 related to the Business Combination, (iii) Acies and PlayStudios to prepare and Acies file a proxy statement / prospectus on Form S-4 and take certain other actions to obtain the requisite approval of Acies shareholders of certain proposals regarding the Business Combination (including the Domestication), and (iv) the parties to use reasonable best efforts to obtain necessary approvals from governmental agencies.

Representations and Warranties

The Merger Agreement contains customary representations and warranties by Acies, First Merger Sub, Second Merger Sub and PlayStudios. The representations and warranties of the respective parties to the Merger Agreement generally will not survive the Closing.

Termination

The Merger Agreement may be terminated at any time prior to the Closing (i) by mutual written agreement of Acies and PlayStudios, (ii) by PlayStudios or Acies, if (a) Closing has not occurred on or before August 15, 2021, subject to requirements set forth in the Merger Agreement, (b) any Governmental Order (as defined in the Merger Agreement) shall have issued making consummation of the Mergers illegal or otherwise preventing or prohibiting consummation of the Mergers or (c) Acies shareholder approval is not obtained at an extraordinary general meeting of Acies shareholders, (iii) by Acies, if (a) the Company Support Agreements (as defined below) are not delivered to Acies within twenty-four (24) hours after the date of the Merger Agreement, (b) any breach of any representation, warranty, covenant or agreement on the part of PlayStudios set forth in the Merger Agreement, subject to the conditions and certain exceptions contained therein, or (c) PlayStudios stockholder approval of the Mergers is not obtained within forty-eight (48) hours of the time the Registration Statement becomes effective), or (iv) by PlayStudios, upon any breach of any representation, warranty, covenant or agreement on the part of Acies set forth in the Merger Agreement, subject to the conditions and certain exceptions contained therein.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, a copy of which is incorporated herein by reference from Exhibit 2.1 hereto.

The Merger Agreement has been included to provide investors with information regarding its terms. It is not intended to provide any other factual information about Acies or its affiliates. The representations, warranties, covenants and agreements contained therein were made only for purposes and as of the specific dates set forth therein, were solely for the benefit of the parties thereto, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties thereto instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries thereunder and should not rely on the representations, warranties, covenants and agreements or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in Acies’ public disclosures.

Subscription Agreements

On February 1, 2021, Acies entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 25,000,000 shares of New PlayStudios Class A Common Stock for an aggregate purchase price equal to $250 million (the “PIPE Investment”). The PIPE Investment will be consummated substantially concurrently with the closing of the transactions contemplated by the Merger Agreement, subject to the terms and conditions contemplated by the Subscription Agreements.

The Subscription Agreements for the PIPE Investors provide for certain registration rights. In particular, New PlayStudios will be required to, as soon as practicable but no later than 30 calendar days following the Closing, submit to or file with the SEC a registration statement registering the resale of such shares. Additionally, New PlayStudios will be required to use its commercially reasonable efforts to have the registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 60th calendar day following the filing date thereof, (ii) the 90th calendar day following the filing date thereof if the SEC notifies New PlayStudios that it will “review” the registration statement and (iii) the 10th business day after the date New PlayStudios is notified in writing by the SEC that the registration statement will not be “reviewed” or will not be subject to further review. New PlayStudios must use reasonable best efforts to keep the registration statement effective until the earliest of: (i) the date on which all of the shares covered by the registration statement have been sold, (ii) with respect to shares held by a particular subscriber, the date all shares held by such subscriber may be sold without restriction under Rule 144 and (iii) three years from the date of effectiveness of the registration statement.

The Subscription Agreements will terminate with no further force and effect upon the earliest to occur of: (a) such date and time as the Merger Agreement is terminated in accordance with its terms; (b) the mutual written agreement of the parties to such Subscription Agreement; (c) if any of the conditions to closing set forth in such Subscription Agreement are not satisfied on or prior to the Closing and, as a result thereof, the transactions contemplated by the Subscription Agreement fail to occur; and (d) August 16, 2021, if the Closing has not occurred by such date.

The foregoing description of the Subscription Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of Subscription Agreement, a copy of which is incorporated herein by reference from Exhibit 10.9 hereto.

Sponsor Support Agreement

On February 1, 2021, Acies entered into a Sponsor Support Agreement, pursuant to which the Sponsor and each director of Acies agreed, among other things, (i) to vote in favor of the Merger Agreement and the transactions contemplated thereby, (ii) that 900,000 Acies Class B Ordinary Shares held by the Sponsor shall become unvested and subject to forfeiture if certain earnout conditions described more fully in the Sponsor Support Agreement are not satisfied, (iii) to forfeit, for no consideration, 850,000 Acies Class B Ordinary Shares held by the Sponsor and 715,000 Acies Private Placement Warrants (as defined in the Sponsor Support Agreement), (iv) to forfeit additional Acies Class B Ordinary Shares conditioned on certain redemptions of Acies Class A Ordinary Shares that are more fully set forth in the Sponsor Support Agreement and (v) not to transfer any Acies Class B Ordinary Shares or Acies Private Placement Warrants (together, the “Sponsor Lockup Securities”) until the date that is 12 months after the Closing, except that on the date that is 180 days after the Closing, an amount of Sponsor Lockup Securities equal to the lesser of (A) 5% of the Sponsor Lockup Securities held by each holder of Sponsor Lockup Securities and (B) 50,000 Sponsor Lockup Securities held by each holder of Sponsor Lockup Securities, will no longer be subject to the transfer restrictions in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement.

The foregoing description of the Sponsor Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Sponsor Support Agreement, a copy of which is incorporated herein by reference from Exhibit 10.10 hereto.

Company Support Agreements

On February 2, 2021, Acies also entered into Voting and Support Agreements (the “Company Support Agreements”), by and among Acies, PlayStudios and certain stockholders of PlayStudios (the “Key Stockholders”). Under the Company Support Agreements, the Key Stockholders agreed, within forty-eight (48) hours following the SEC declaring effective the proxy statement/prospectus relating to the approval by Acies shareholders of the Business Combination, to execute and deliver a written consent with respect to the outstanding shares of PlayStudios Common Stock and PlayStudios Preferred Stock held by the Key Stockholders adopting the Merger Agreement and related transactions and approving the Business Combination. The shares of PlayStudios Common Stock and PlayStudios Preferred Stock that are owned by the Key Stockholders and subject to the Company Support Agreements represent (i) a majority of the outstanding voting power of PlayStudios Preferred Stock, voting as a separate class and (ii) a majority of the outstanding voting power of PlayStudios Common Stock and PlayStudios Preferred Stock (on an as converted basis), voting together as a single class.

The foregoing description of the Company Support Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of Company Support Agreement, a copy of which is incorporated herein by reference from Exhibit 10.11 hereto.

Transfer Restrictions and Registration Rights

The Merger Agreement contemplates that, at the Closing, New PlayStudios, the Sponsor and certain of PlayStudios’ stockholders and certain of their respective affiliates will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which New PlayStudios will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of New PlayStudios Common Stock and other equity securities of New PlayStudios that are held by the parties thereto from time to time. Additionally, the Bylaws of New PlayStudios (the “Bylaws”) contain certain restrictions on transfer with respect to the shares of New PlayStudios Common Stock received as Merger Consideration immediately following Closing (the “PlayStudios Lockup Securities”). Such restrictions begin at Closing and end at the date that is 12 months after the Closing, except that on the date that is 180 days after the Closing, an amount of PlayStudios Lockup Securities equal to the lesser of (A) 5% of the PlayStudios Lockup Securities held by each holder of PlayStudios Lockup Securities and (B) 50,000 PlayStudios Lockup Securities held by each holder of PlayStudios Lockup Securities, will no longer be subject to the transfer restrictions.

The Subscription Agreements, the Sponsor Support Agreement and the Company Support Agreements have been included to provide investors with information regarding its terms. They are not intended to provide any other factual information about Acies or its affiliates. The representations, warranties, covenants and agreements contained in the Subscription Agreements, the Sponsor Support Agreement, the Company Support Agreements and the other documents related thereto were made only for purposes and as of the specific dates set forth therein, were solely for the benefit of the parties to the Subscription Agreements, the Sponsor Support Agreement and the Company Support Agreements, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Subscription Agreements, the Sponsor Support Agreement or Company Support Agreements instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under the Subscription Agreements, the Sponsor Support Agreement or the Company Support Agreements and should not rely on the representations, warranties, covenants and agreements or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of representations and warranties may change after the date of the Subscription Agreements, the Sponsor Support Agreements or the Company Support Agreements, as applicable, which subsequent information may or may not be fully reflected in Acies’ public disclosures.

For additional information regarding the Business Combination, see the Registration Statement filed on Form S-4 dated February 16, 2021.

Initial Business Combination - Other

In the event Acies does not consummate its initial Business Combination with PlayStudios, it will continue to search for an appropriate target up until the Completion Window. Specific sectors that we may target span live events, family entertainment, casino gaming, destination hospitality, sports, sports betting and iGaming, and social and casual mobile games. We are pursuing both consumer-facing operators as well as the business-to-business platforms that support them. We are predominantly focused on the U.S.; however our search may expand to international markets.

Experiential entertainment, consumed through live, location-based venues or played across mobile platforms, has become a prime pursuit of American consumers. Companies able to create unique or memorable experiences that foster communal connections through shared values have captured an increasing share of consumers’ entertainment time and budgets. In turn, the industry has become one of the most important drivers of the U.S. economy, led to the dynamic creation of new concepts, companies, and distribution channels, and attracted significant private growth capital. According to the Bureau of Economic Analysis, it is estimated that in excess of $1 trillion was spent on entertainment in the United States in 2019, approximately 4.5x that which was spent in 1990. Consumers’ entertainment expenditures grew almost 25% faster during this period than U.S. GDP, as consumers dedicated an increasing portion of their expenditures to entertainment. Our expertise strongly positions us to capitalize on what we believe to be newly created and actionable acquisition opportunities across this ecosystem.

Live, Location-Based Entertainment.   Live, location-based entertainment venues and companies have experienced significant stress due to the COVID-19 pandemic resulting in meaningful dislocations in companies’ operating performance, leverage and credit profiles, and valuations, leading in multiple situations to the need for incremental equity capital. Notwithstanding, live entertainment has historically demonstrated an ability to revive rapidly from an exogenous, temporary shock as consumers revert to past behavioral patterns and satisfy pent-up demand for out-of-home experiences. As such, a near-term opportunity exists to recapitalize and partner alongside what we believe are highly attractive, highly durable long-term business models.

Mobile Entertainment Platforms.   In stark contrast, mobile gaming and real money wagering companies, comprised of sports betting and online gaming companies (both consumer-facing operators as well as the business-to-business platforms that support them) are experiencing rapid growth driven by strong consumer demand, popularity of mobile as a platform and a conducive regulatory backdrop. In context, the mobile gaming market is projected to grow 12% annually from 2019 to 2022 according to NewZoo’s 2019 Global Games Market Report. According to Eilers & Krejcik, the emerging U.S. real-money wagering industry is expected to become a $40 billion industry — assuming legalization in all 50 states — from essentially zero three years ago. This growth and technological evolution has created a ready need for public equity capital to fund organic growth initiatives and strategically sound, platform-building M&A. The Acies team is well positioned to partner with a management team to develop, analyze and execute on this next wave of growth and consolidation.

Acies is well positioned to identify and complete an acquisition within these industries. The principals of Acies provide (i) extensive direct industry domain expertise as leaders, operators, creators and advisors, (ii) an expansive network of durable industry relationships, (iii) vast, best-in-class experience executing large scale M&A transactions, (iv) entrepreneurial vision to identify market leading companies, and (v) a track record of creating value for shareholders.

Our Founders and Senior Executives

Our Founders and management team are industry leaders with highly complementary backgrounds. With an average of over 20 years of individual experience, our Founders and management team have a diverse set of skills that include operating and leading public companies, founding and growing private companies, and structuring and negotiating complex corporate transactions. The Founders and management team are complemented by four independent directors with direct experiential entertainment expertise and extensive industry relationships. We have undertaken a rigorous investment process centered on identifying a target platform opportunity to which the team can add value through operational enhancements, capital structure optimization, and future acquisitions. We were founded in 2020 by James Murren, former Chairman and CEO of MGM Resorts International (“MGM”); Edward King, former Managing Director and Global Head of Gaming at Morgan Stanley; Dan Fetters, former Managing Director and Head of Western Region Mergers and Acquisitions at Morgan Stanley; and Andrew Pascal, Founder and CEO of PlayStudios.

Mr. Murren, our Chairman, is a highly respected and well known executive and operator, having served at MGM for over 22 years, as Chairman of the Board, CEO and, prior, as CFO. Under Mr. Murren’s leadership, MGM executed a number of transactions that redefined the company as a global leader in gaming, hospitality and entertainment and created significant value for MGM’s shareholders. During Mr. Murren’s time as CFO, he executed multiple M&A transactions including acquisitions of Mirage Resorts and Mandalay Resort Group, and during his illustrious 12 year tenure as Chairman and CEO, he secured new gaming licenses, spearheaded MGM’s expansion into new markets both domestically and internationally, developed iconic casinos, destination resorts and sports arenas, and helped bring the NHL’s Golden Knights and the WNBA’s Las Vegas Aces to Las Vegas. In partnership with GVC Holdings, Mr. Murren also helped establish ROAR Digital, the U.S. sports betting and online gambling company operating as BetMGM. Throughout his career, Mr. Murren has focused on capitalizing on the growing demand for consumer entertainment, and formed several leading, public market companies in the process. During his tenure as CEO, he helped grow MGM’s enterprise value by almost $20 billion, and annual revenue by over $5 billion, led the listing of MGM China Holdings Ltd. and the IPO of MGM Growth Properties LLC, and executed other marquee transactions with a dedication towards delivering shareholder value. He also serves as a member of the Board of Trustees for Howard University. Previously, he served as Chairman of the American Gaming Association, was on the Board of Trustees of the Brookings Institution, was on the National Infrastructure Advisory Council, and served as a member of the Business Roundtable, an association of CEOs of leading U.S. companies.

Our Management Team

Acies Acquisition Corp.’s management team comprises James Murren, former Chairman and CEO of MGM Resorts International; Edward King, former Managing Director and Global Head of Gaming at Morgan Stanley; Dan Fetters, former Managing Director and Head of Western Region M&A at Morgan Stanley; and Chris Grove, partner at Eilers & Krejcik Gaming. We believe our management team is well-positioned to identify and evaluate targets across the experiential entertainment ecosystem given its extensive experience operating and growing businesses and broad network of relationships. Acies Acquisition Corp. is led by Co-CEOs Edward King and Dan Fetters.

Edward King has over 24 years of investment banking experience, the past 20 years of which were at Morgan Stanley where, since January 2010, he served as Managing Director and Global Head of Gaming Investment Banking. In this capacity Mr. King provided strategic and financial advice to clients on M&A and helped clients raise debt and equity capital in the public and private markets. Industries under his coverage responsibility included resorts, casinos, gaming REITs, other entertainment-focused REITs, online sports-wagering and iGaming B2C operators and B2B service providers, lottery operators, gaming-floor technology companies and casino-genre social & casual games developers. As Global Head of Gaming Investment Banking at Morgan Stanley, Mr. King executed transactions across the U.S., Europe, Asia, and the Americas. He was also a Board Member of the American Gaming Association and has been a speaker at G2E, G2E Asia, International Association of Gaming Regulators, International Masters of Gaming Law, and International Association of Gaming Advisors conferences. Mr. King holds M.Phil, MA and BA degrees in economics from Cambridge University, England.

Dan Fetters has over 20 years of experience at Morgan Stanley leading complex strategic transactions around the globe including cross-border mergers in North America, Europe and Asia. His diverse experience includes advising domestic and international companies and Boards of Directors on a broad range of public and private M&A transactions. Over the course of his career, Mr. Fetters also has represented numerous companies in public and private equity and debt offerings and has extensive experience in a variety of industries, including gaming, real estate, sports, media, entertainment, consumer, retail, industrial, and telecommunications. Prior to co-founding Acies Acquisition Corp. II, Mr. Fetters served as a Managing Director in Morgan Stanley’s Mergers and Acquisition Group and as the Head of Western Region M&A. Before moving to Los Angeles and ultimately leading Morgan Stanley’s Western Region M&A Group, Mr. Fetters spent five years with the organization in New York focused on the Media & Communications sectors in both a financing and M&A capacity. Mr. Fetters received a B.S. in Business Administration from the Haas School of Business at the University of California, Berkeley.

Chris Grove serves as our Executive Vice President of Acquisitions. Mr. Grove is a nationally recognized subject matter expert on the U.S. sports betting and online gambling sectors. Mr. Grove is a partner at Eilers & Krejcik Gaming, where his insights and research are regularly relied upon by analysts, media outlets, publicly-traded companies, and policymakers. His work has been cited by outlets including Bloomberg, ESPN, Forbes, the New York Times, the Washington Post, and the Wall Street Journal and he has testified before policymakers in multiple states including California, Illinois, New York, Nevada, and Washington State. Mr. Grove also co-founded and operated a leading affiliate marketing network in the regulated U.S. gaming market, PlayUSA Media, which he sold to Catena Media (STO:CAT) in 2017. Mr. Grove received his Bachelor of Science and Master of Science degrees from the Illinois State University.

Our Board of Directors

The Board of Directors of Acies includes five members. The board is led by James Murren, as Chairman, and consists of industry leaders and renowned investors. Each brings diversity of experience, perspective and industry contacts that when combined create a distinguished Board of Directors. In addition to Mr. Murren, whose biography is above, our Board of Directors will be comprised of:

Zach Leonsis is senior vice president of strategic initiatives for Monumental Sports & Entertainment (Monumental), a multi-platform sports, media, entertainment, and technology company located in the heart of the “DMV” in downtown Washington, DC. Monumental is best known for its fan-facing brands which include the 2018 Stanley Cup Champion Washington Capitals, the NBA’s Washington Wizards, the 2019 WNBA Champion Washington Mystics, the 2020 NBA 2K League Champion Wizards District Gaming, and Capital One Arena, as well as two additional team brands, three more venues, and equity in two media networks including NBC Sports Washington and Monumental Sports Network. As senior vice president of strategic initiatives, Leonsis manages Monumental’s media rights relationships with NBC Sports Washington and other partners, all investment opportunities and its growing esports division. Mr. Leonsis is also General Manager of Monumental Sports Network and represents Monumental on NBC Sports Washington’s board of directors.

Brisa Trinchero is a two-time Tony Award winning Broadway investor, a “40 Under 40” award winning entrepreneur, and an expert at the intersection of entertainment and business. Ms. Trinchero has the personal distinction of being one of only 100 investors in the smash hit, Hamilton. She built a successful multi-million dollar investment portfolio that has been involved in financing more than 30 Broadway shows including Moulin Rouge, Beautiful, Mean Girls, The Band’s Visit, Pippin, and numerous others. She is currently the CEO of the Princess Grace Foundation on behalf of His Serene Highness Prince Albert II of Monaco (Princess Grace’s son). The Foundation was created to honor the legacy of Princess Grace and grants millions of dollars to emerging artists in theater, dance, and film. Prior to joining the Foundation, Brisa served as Director of Innovation for The John Gore Organization, a billion dollar live entertainment company. She also hosts a national radio show featuring live entertainment entrepreneurs on Sirius XM and has served multiple terms as a theater selection panelist for the National Endowment for the Arts and founded Lunatix, an innovative ticketing company.

Andrew Zobler is the Founder and CEO of the Sydell Group, a hospitality company founded in 2005, known for creating and managing unique hotels deeply rooted in their location and architecture. A pioneer in the hospitality sphere, Mr. Zobler’s core expertise is an ability to identify and collaborate with original talent within the world of design, food & beverage, and retail and bring them together in the creation of compelling new hotels that engage the communities around them. Prior to founding Sydell Group, Mr. Zobler served as Partner and Chief Investment Officer of André Balazs Properties, and as a Principal in the Managing Member of the real estate fund Lazard Freres Real Estate Investors, LLC. He joined Lazard from Starwood Hotels & Resorts, where as Senior Vice President of Acquisitions and Development he was responsible for overseeing acquisitions across all Starwood brands in North America. Before joining Starwood, Mr. Zobler was a partner in the real estate group at Greenberg Traurig in their New York office specializing in hotel transactions. Named one of the 50 Most Influential People in global business by Bloomberg Businessweek in 2017, Mr. Zobler has received numerous awards and honors including the AHEAD Americas 2018 Award for Outstanding Contribution. He was also recognized by AFAR Magazine in their 2018 Travel Vanguard as one of nine “visionaries who are shaping the future of travel”.

Sam Kennedy is the President and CEO of the Boston Red Sox. In addition to his role with the Red Sox, Mr. Kennedy also acts as Chief Executive of Fenway Sports Management, a sports marketing and sales agency that is a sister company to the Red Sox under the Fenway Sports Group family. Mr. Kennedy has played a key role in transforming Fenway Park into a year-round venue, including concerts and the “Big Air” ski and snowboard competition. He currently serves on the MLB International Committee, MLB Ticketing Committee and is the chair of the President’s Working Group (PWG), a sub-committee of MLB’s Business and Media Board. Mr. Kennedy has also received many recognitions including Boston Business Journal’s 40 under 40 Award and his induction into the Sports Business Journal’s 40 under 40 Hall of Fame.

Our Advisor to the Board

Mr. Pascal, one of our co-founders, is an accomplished entrepreneur and business leader with more than 25 years of experience in the entertainment and luxury hospitality industries. During that time, he founded and built businesses that delivered innovative solutions to the land-based and digital gaming industries. Mr. Pascal brings a blend of entrepreneurial passion, creative insight, and operating discipline to his ventures. He is the Chairman and CEO of PlayStudios, a social and casual games company whose portfolio of games artfully combine established casino brands, proven gambling games, social game mechanics, and real-world rewards. Mr. Pascal is also the Managing Member of Pascal Ventures, LLC since its formation in 2010. Prior, Mr. Pascal founded and built WagerWorks, Inc. (sold to IGT in 2005) and Silicon Gaming, Inc. (sold to IGT in 2001). During his time at Wynn Las Vegas (from 2003 to 2010), the luxury hotel-casino resort was widely recognized for being the only casino resort in the world to achieve the highest distinctions from Mobil, AAA, and Michelin.

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and, after our initial Business Combination, to build a company in the public markets. We believe our complementary team provides us a distinct advantage to identify a leading experiential entertainment company and execute a successful Business Combination.

Extensive Direct Domain Expertise as Leaders, Operators, Entrepreneurs and Advisors.   We have dedicated our careers to industries that provide consumers leading entertainment experiences, through live and mobile platforms. We have consistently demonstrated our ability to found, operate, build, lead, invest in, acquire, and advise leading entertainment businesses that engage consumers in memorable ways. Throughout our careers, we have helped shape prominent entertainment industries such as live entertainment, casinos, destination hospitality, sports, and mobile gaming by leading their respective companies and engaging in transformative transactions.

Expansive Network of Relationships Built Over Decades.   Our management team and Board of Directors have spent most of their careers operating in the industries we are targeting, developing expansive networks of founders, owners and management teams of private companies, entrepreneurs, public company senior executives, boards, investors, private equity Sponsors, and advisors (investment banks, consultants, attorneys and accountants). We believe this breadth of access will allow us to both source and create acquisition opportunities simply not available to others, due to the reputation, creativity and experience of our team.

Resolute Focus on Value Creation.   Our team has deep experience in creating value through pursuing operational improvements, repositioning and realigning strategies, optimizing capital structures, overseeing capital allocation policies, acquiring and separating businesses and identifying future growth opportunities. Each member of our team has relentlessly pursued value maximizing initiatives and developed impressive track records over the long term. Importantly, we have substantial experience in executing transactions throughout market cycles and structuring transactions to minimize risk while preserving upside opportunity.

Expertise Advising and Steering Private Companies into the Public Markets.   As we pursue a Business Combination we will work alongside management and their shareholders to unlock the potential of a company’s upside as they transition from a private company to a public company. Our expertise will be invaluable to management teams in accessing the capital markets and driving value for shareholders long term.

Vast Experience Structuring, Negotiating, and Executing Mergers and Acquisitions.   Value creation in the public markets from the initial Business Combination will be achieved by our upfront implementation of rigorous discipline and creativity to the valuation, terms and conditions of the merger transaction. Our team has decades of experience structuring, negotiating and executing transactions across private and public companies, corporate carve-outs, and private equity-backed exits.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We have used and will continue to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial Business Combination with a target business that does not meet some or all of these criteria and guidelines.

Highly defensible business models with a sustainable competitive advantage.   A tailored, highly differentiated, or unique consumer experience that builds on a sense of wonder, community and shared values engenders enduring consumer loyalty and repeat customer demand. It is our belief these attributes create the most defensible business models, sustain a competitive advantage and market position, create attractive growth and cash flow profiles and so generate shareholder value.

Disruptive business models with strong secular growth.   Many categories (in particular mobile entertainment) are experiencing unprecedented growth due to strong underlying consumer demand and liberalizing regulations. These companies’ rapid growth, and prospective scale, lead them to be natural public entities, whereon new avenues of growth and capital will be opened to fund organic initiatives and pursue transformative or bolt-on acquisitions.

Dislocated valuations within fundamentally strong sectors and businesses.   Live entertainment sectors have been temporarily disrupted due to COVID-19, but otherwise possess fundamentally sound long-term business plans. We believe there exists an opportunity to provide equity capital to privately owned companies, or public companies through the carve-out of a division, at attractive valuations.

Strong management that would benefit from Acies’ extensive and diverse expertise.   We believe our operating expertise and expansive network access has the potential to drive incremental value to even those currently strong management teams, resulting in improvements to operational and financial performance.

Founder-owner monetization, corporate carve-outs and private equity exits.   Special purpose acquisition company transactions are a proven path for owners to monetize their holdings through an upfront liquidity event with ongoing participation, and present many compelling features not otherwise replicable in an IPO or sale.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria and guidelines that our management may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial Business Combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Our Business Combination Process

In evaluating a prospective target business, we will conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience.

Each of our directors and officers, directly or indirectly, own Founder Shares and/or Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Further, such officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity subject to his or her fiduciary duties. As a result, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to such officer’s and director’s fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such Business Combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial Business Combination. Our amended and restated memorandum and articles of association provides that we renounce our interest in any Business Combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Initial Business Combination

So long as our securities are then listed on Nasdaq, our initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of signing a definitive agreement in connection with our initial Business Combination.

If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial Business Combination so that the post-Business Combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-Business Combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-Business Combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-Business Combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-Business Combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of our Sponsor. If our securities are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

To the extent we effect our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

Other Considerations

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, Founders, officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated with our Sponsor or any of our Founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

James Murren, our Chairman and an investor in the Sponsor, is subject to a non-compete with MGM that prohibits Mr. Murren from engaging in certain competitive activities for a period ending March 22, 2021.

In addition, certain of our Founders, officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our Founders, officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he, she or it will need to honor such fiduciary or contractual obligations to present such Business Combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial Business Combination. Our amended and restated memorandum and articles of association provides that we renounce our interest in any Business Combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Our Founders, Sponsor, officers and directors may Sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial Business Combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial Business Combination. In addition, our Founders, Sponsor, officers and directors, are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence.

Status as a Public Company

We believe our structure as a public company makes us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional Initial Public Offering through a merger or other Business Combination with us. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A Ordinary Shares (or shares of a new holding company) or for a combination of our Class A Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical Initial Public Offering. The typical Initial Public Offering process takes a significantly longer period of time than the typical Business Combination transaction process, and there are significant expenses in the Initial Public Offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed Business Combination is completed, the target business will have effectively become public, whereas an Initial Public Offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial Business Combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Financial Position

With funds available for a Business Combination in the amount of $207,741,982, as of December 31, 2020, after payment of $7,533,750 of deferred underwriting fees, before fees and expenses associated with our initial Business Combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial Business Combination. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the private placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial Business Combination is paid for using equity or debt, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination or used for redemptions of our Class A Ordinary Shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-Business Combination company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies or for working capital.

We may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account, or because we become obligated to redeem a significant number of our public shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial Business Combination.

Sources of Target Businesses

Our officers and directors, as well as their affiliates, may bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. Further, various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises may bring target business candidates to our attention as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this report and know what types of businesses we are targeting. While we have not and do not anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial Business Combination (regardless of the type of transaction that it is). We have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. Some of our officers and directors may enter into employment or consulting agreements with the post-Business Combination company following our initial Business Combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, Founders, officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated with our Sponsor or any of our Founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our Sponsor, pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Business Combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination. The company will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of our Sponsor.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of PlayStudios, when evaluating the desirability of effecting our initial Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement (as is the case in the PlayStudios Business Combination), or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would typically be required for our initial Business Combination if, for example:

•	we issue Ordinary Shares that will be equal to or in excess of 20% of the number of our Ordinary Shares then-outstanding (other than in a public offering);

•	any of our directors, officers or substantial security holder (as defined by the Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in issued and outstanding Ordinary Shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

•	the issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed Business Combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

•	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed Business Combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial Business Combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial Business Combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial Business Combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to (i) vote in favor of the Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Business Combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A Ordinary Shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A Ordinary Shares) following our mailing of tender offer or proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such shareholder has already submitted a proxy with respect to our initial Business Combination but only if such shares have not already been voted at the general meeting related to our initial Business Combination. Our Sponsor, executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our Sponsor, officers, directors and/or their affiliates are restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account was initially $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial Business Combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a Business Combination does not close. Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with (i) the completion of our initial Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately prior to and upon consummation of the initial Business Combination (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we are required to comply with the Nasdaq rules.

If we held a shareholder vote to approve our initial Business Combination, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our Sponsor and each member of our management team have agreed to vote their Founder Shares and public shares in favor of our initial Business Combination. As a result, in addition to our initial purchaser’s Founder Shares, we would need 8,071,876, or 37.5% (assuming all issued and outstanding shares are voted), of the 21,525,000 public shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with (i) the completion of a Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•	file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A Ordinary Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial Business Combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in this offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in this offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in this offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the Business Combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial Business Combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their Business Combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial Business Combination, and a holder could simply vote against a proposed Business Combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the Business Combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the Business Combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the Business Combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the Business Combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the Business Combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until the end of the Completion Window.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have only the Completion Window to consummate an initial Business Combination. If we have not consummated an initial Business Combination within the Completion Window, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial Business Combination within the Completion Window. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to consummate an initial Business Combination within the Completion Window (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial Business Combination within the prescribed time frame).

Our Sponsor, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately prior to and upon consummation of the initial Business Combination (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director or director nominee, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,500,000 held outside the Trust Account plus up to $100,000 of funds from the Trust Account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of this offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our income tax obligations, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $1,500,000 following this offering and the sale of the Private Placement Warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our Trust Account received by any such shareholder. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds from the funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or winding-up law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our initial Business Combination within the Completion Window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial Business Combination. Public shareholders who redeem their Class A Ordinary Shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if we have not consummated an initial Business Combination within the Completion Window, with respect to such Class A Ordinary Shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a shareholder’s voting in connection with the Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

If we succeed in effecting the Business Combination with PlayStudios, there will be, in all likelihood, significant competition from PlayStudios’ competitors. We cannot assure you that, subsequent to the Business Combination, New PlayStudios will have the resources or ability to compete effectively. In the event the PlayStudios Business Combination is not consummated, in identifying, evaluating and selecting other target businesses for our initial Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they will devote in any time period will vary based on the stage of the Business Combination process we are in. We do not intend to have any full time employees prior to the completion of our initial Business Combination.

Periodic Reporting and Financial Information

We have registered our Units, Class A Ordinary Shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or International Financial Reporting Standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have applied for and expect to receive a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Ordinary Shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Ordinary Shares held by non-affiliates exceeds $700 million as of the prior June 30.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	we are an early stage Company with no revenue or basis to evaluate our ability to select a suitable business target;

•	we may not be able to select an appropriate target business or businesses and complete our initial Business Combination in the prescribed time frame;

•	our expectations around the performance of a prospective target business or businesses may not be realized;

•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial Business Combination;

•	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial Business Combination;

•	we may not obtain additional financing to complete our initial Business Combination or reduce the number of shareholders requesting redemption;

•	you may not be given the opportunity to choose the initial business target or to vote on the initial Business Combination;

•	Trust Account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities' may not develop and you will have limited liquidity and trading;

•	the availability to us of funds from interest income on the Trust Account balance may be insufficient to operate our business prior to the Business Combination; and

•	our financial performance following a Business Combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

For the complete set of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated October 22, 2020. For risks relating to the Business Combination and PlayStudios, see section titled “Risk Factors” contained in the Registration Statement filed on Form S-4 dated February 16, 2021, as amended.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our executive offices are located at 1219 Morningside Drive, Suite 110, Manhattan Beach, CA 90266 and our telephone number is (310) 545-9265. We pay a total of $10,000 per month to an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations. If we consummate the Business Combination with PlayStudios, the principal executive offices of New PlayStudios will be located at 10150 Covington Cross Drive, Las Vegas, NV 89144.

Item 3.	Legal Proceedings

On March 2, 2021, a lawsuit was filed in the Superior Court of California, Los Angeles County, by a purported Acies stockholder in connection with the Business Combination: McCart v. Acies Acquisition Corp., et al., (Sup. Ct. L.A. County) (the “Complaint”). The Complaint names Acies and members of our Board of Directors as defendants. The Complaint alleges breach of fiduciary duty against members of our Board of Directors and aiding and abetting our Board of Directors’ breach of fiduciary duties against Acies. The Complaint also alleges that the registration statement on Form S-4 filed by Acies containing the proxy statement / prospectus related to the Business Combination is materially deficient and omits and/or misrepresents material information including, among other things, certain financial information, details regarding Acies’ financial advisors, and other information relating to the background of the Business Combination. The Complaint generally seeks to enjoin the Business Combination or in the event that it is consummated, recover damages.

Another purported Acies stockholder sent a demand letter on February 19, 2021 (the “Demand”), making similar allegations to those made in the Complaint and demanding additional disclosure regarding the Business Combination.

Acies believes the allegations made in the Complaint and Demand are without merit and intends to defend these lawsuits; however, Acies cannot predict with certainty the ultimate resolution of any proceedings that may be brought in connection with these allegations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)	Market Information

Our Units, Class A Ordinary Shares and warrants are each traded on the NASDAQ Capital Market under the symbols “ACACU,” “ACAC” and “ACACW, respectively. Our Units commenced public trading on October 23, 2020, and our Class A Ordinary Shares and warrants commenced public trading separately on December 11, 2020 and December 15, 2020, respectively.

(b)	Holders

On March 25, 2021, there was 1 holder of record of our units, 1 holder of record of our shares of Class A common stock and 2 holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

On October 27, 2020, we consummated our Initial Public Offering of 20,000,000 Units. Each Unit consists of one Class A Ordinary Share and one-third of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000. In connection with the Initial Public Offering, the underwriters were granted an option to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On November 5, 2020, the underwriters exercised their over-allotment option in part and, on November 9, 2020, the underwriters purchased an additional 1,525,000 Over-Allotment Units at an offering price of $10.00 per Unit, generating gross proceeds to the Company of $15,250,000.

A total of $215,250,000 from the Initial Public Offering (including the Over-Allotment Units) and sale of the Private Placement Warrants were deposited in the Trust Account. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Recent Developments

On February 1, 2021, the Company entered into a Merger Agreement with First Merger Sub, Second Merger Sub and PlayStudios, relating to a proposed Business Combination transaction between the Company and PlayStudios (the “Transaction”).

Pursuant to the Merger Agreement, First Merger Sub will merge with and into PlayStudios, with PlayStudios surviving such merger as a wholly owned subsidiary of the Company and immediately following the First Merger, PlayStudios will merge with and into Second Merger Sub, with Second Merger Sub being the surviving entity of the Second Merger and a wholly owned subsidiary of the Company (the “Second Merger” and, together with the First Merger, the “Mergers”).

As a result of the Mergers, among other things, each outstanding share of common stock of PlayStudios (“PlayStudios Common Stock”) and each share of preferred stock of PlayStudios (“PlayStudios Preferred Stock”) issued and outstanding as of the effective time of the First Merger (the “Effective Time”) will be cancelled in exchange for the right to receive Cash Electing Share (as defined in the Merger Agreement) or New PlayStudios Class A Common Stock (as defined in the Merger Agreement).

The Transaction will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, identifying a target for our Business Combination, and activities in connection with the proposed acquisition of PlayStudios. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from August 14, 2020 (inception) through December 31, 2020, we had a net loss of $238,958, which consisted of formation and operating costs of $264,690 offset by interest earned on marketable securities held in the Trust Account of $22,174 and an unrealized gain on marketable securities held in the Trust Account of $3,558.

Liquidity and Capital Resources

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

For the period from August 14, 2020 (inception) through December 31, 2020, cash used in operating activities was $932,462. Net loss of $238,958 was impacted by interest earned on marketable securities held in the Trust Account of $22,174 and an unrealized gain on marketable securities of $3,558. Changes in operating assets and liabilities used $673,522 of cash from operating activities.

As of December 31, 2020, we had marketable securities held in the Trust Account of $215,275,732. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash of $1,061,717 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

In the event the merger with Playstudios does not close, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Redemption

We account for our Class A Ordinary Shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. Our Class A Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Loss Per Ordinary Share

We apply the two-class method in calculating earnings per share. Ordinary Shares subject to possible redemption, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per Ordinary Share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to Ordinary Shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
James J. Murren	59	Chairman
Daniel Fetters	42	Co-Chief Executive Officer
Edward King	47	Co-Chief Executive Officer
Christopher Grove	44	Executive Vice President
Zach Leonsis	32	Director
Brisa Trinchero	41	Director
Andrew Zobler	59	Director
Sam Kennedy	47	Director

The experience of our directors and executive officers is as follows:

James Murren has served as Chairman of our board of directors since August 2020. Mr. Murren also serves as the Chairman of Acies Acquisition Corp. II, a special purpose acquisition company that is also targeting businesses in the live, location-based and mobile experiential entertainment industries, since February 2021. Mr. Murren is also the Chair of the Nevada COVID-19 Response, Relief and Recovery Task Force since March 2020 and has served as the Co-Chairman of the board of Cirque du Soleil since November 2020. He was the chair of the Leadership Board of the University of Southern California’s Keck School of Medicine and has been a member of the Board of Trustees for Howard University since 2016. Mr. Murren first joined MGM Resorts International in February 1998 as the Chief Financial Officer and served as the Chairman and CEO of MGM Resorts International from December 2008 to February 2020. He also served as Chairman of the American Gaming Association from 2014 to 2017, was on the Board of Trustees of the Brookings Institution from 2011 to 2018, served on the National Infrastructure Advisory Council from December 2013 to September 2020, and served as a director of Delta Petroleum Corporation from February 2008 to November 2011. Mr. Murren co-founded the Nevada Cancer Institute, which was the official cancer institute for the state of Nevada until 2013, and served as a director from 2002 to 2012. Mr. Murren is also a founding contributor to Nevada’s first Fisher House, which provides housing for military and Veterans’ families, which was founded in February 2016. He also served as a member of the Business Roundtable, an association of CEOs of leading U.S. companies. Mr. Murren received his Bachelor of Arts from Trinity College. We believe Mr. Murren’s significant leadership experience makes him well qualified to serve as Chairman of our board of directors.

Daniel Fetters has served as our Co-Chief Executive Officer since August 2020. Mr. Fetters also serves as the Co-Chief Executive Officer of Acies Acquisition Corp. II, a special purpose acquisition company that is also targeting businesses in the live, location-based and mobile experiential entertainment industries, since February 2021. Previously, Mr. Fetters spent 20 years at Morgan Stanley from July 2000 to September 2020. Mr. Fetters served as a Managing Director in Morgan Stanley’s Mergers and Acquisition Group and became the Head of Western Region M&A in 2017, a position he held until his retirement in September 2020. Prior to his move to Los Angeles in 2005, Mr. Fetters spent five years with Morgan Stanley in New York focused on the Media & Communications sectors in both a financing and M&A capacity. Mr. Fetters received a B.S. in Business Administration from the Haas School of Business at the University of California, Berkeley.

Edward King has served as our Co-Chief Executive Officer since August 2020. Mr. King also serves as the Co-Chief Executive Officer of Acies Acquisition Corp. II, a special purpose acquisition company that is also targeting businesses in the live, location-based and mobile experiential entertainment industries, since February 2021. Previously, Mr. King spent 20 years at Morgan Stanley, from March 2000 to September 2020, where, since January 2010, he served as Managing Director and Global Head of Gaming Investment Banking. In this capacity, Mr. King provided strategic and financial advice to clients on M&A and helped clients raise debt and equity capital in the public and private markets. Between July 1996 and February 2000, Mr. King was an investment banker at Lehman Brothers, working during this period in their London, Los Angeles and New York offices. Mr. King was a Board Member of the American Gaming Association from January 2014 to December 2015 and from January 2018 to December 2019. Mr. King has been a speaker at G2E, G2E Asia, International Association of Gaming Regulators, International Masters of Gaming Law, and International Association of Gaming Advisors conferences. Mr. King holds M.Phil, MA and BA degrees in economics from Cambridge University, England.

Chris Grove has served as our Executive Vice President of Acquisitions since August 2020. Mr. Grove also serves as the Executive Vice President of Acies Acquisition Corp. II, a special purpose acquisition company that is also targeting businesses in the live, location-based and mobile experiential entertainment industries, since February 2021. Mr. Grove has been a partner at Eilers & Krejcik Gaming since March 2017 and first joined them in December 2014, and is also on the board of FansUnite (FANS.CN). Mr. Grove also co-founded PlayUSA Media in January 2013, which was acquired by Catena Media in 2017. Following the acquisition, he also served as the Acting Director for Catena Media’s U.S. division through the completion of the transaction in October 2019. Mr. Grove received his Bachelor of Science and Master of Science degrees from the Illinois State University.

Zach Leonsis serves as one of our Directors. Mr. Leonsis has been the senior vice president of strategic initiatives for Monumental Sports & Entertainment since June 2017 and general manager of Monumental Sports Network since February 2016. Mr. Leonsis received his Bachelor of Arts from the University of Pennsylvania and his M.B.A. from Georgetown University. We believe Mr. Leonsis’ background makes him well qualified to serve as a director.

Brisa Trinchero serves as one of our Directors. Ms. Trinchero is currently the Chief Executive Officer of Princess Grace Foundation-USA & Grace de Monaco LLC since April 2019 and also serves as a trustee of the Denver Center for the Performing Arts since July 2019 and as an advisor for the American Theater Wing since July 2020 and Selladoor Worldwide since July 2017. Previously, Ms. Trinchero served as the Director of Innovation at the John Gore Organization from September 2017 to March 2019 and as the Founder and Chief Executive Officer of ShooWin from September 2015 to December 2017. Ms. Trinchero received her Bachelor of Arts from Portland State University and her M.B.A. from the University of Portland. We believe Ms. Trinchero’s background makes her well qualified to serve as a director.

Andrew Zobler serves as one of our Directors. Mr. Zobler has been the Founder & CEO of the Sydell Group, a hospitality company, since October 2005. Prior to founding Sydell Group, Mr. Zobler served as Partner and Chief Investment Officer of André Balazs Properties from January 2003 to October 2005, and as a Principal in the Managing Member of the real estate fund Lazard Freres Real Estate Investors, LLC from May 2000 to January 2003. He joined Lazard from Starwood Hotels & Resorts in 2000, where he served as the Senior Vice President of Acquisitions and Development from April 1998 to May 2000. Before joining Starwood, Mr. Zobler was a partner in the real estate group at the law firm of Greenberg Traurig, LLP in their New York office from January 1997 to April 1998 specializing in hotel transactions. Mr. Zobler received his Bachelor of Arts from SUNY Binghamton and his Juris Doctor degree from Brooklyn Law School. We believe Mr. Zobler’s background makes him well qualified to serve as a director.

Sam Kennedy serves as one of our Directors. Mr. Kennedy has been the President and Chief Executive Officer of the Boston Red Sox since August 2015 and has been a member of the baseball club’s upper management hierarchy since March 2002. He also serves as the Chief Executive Officer of Fenway Sports Management, a sports marketing and sales agency that is a sister company to the Boston Red Sox under the Fenway Sports Group family. Mr. Kennedy also serves on the Beth Israel Deaconess Medical Center Trustee/Advisory Board since October 2016 and the Marketing Committee since September 2016, the Winsor School Board of Trustees since the 2018 academic year, the Dana-Farber’s Visiting Committee for Institute Initiatives since February 2016, the BASE’s Advisory Committee since October 2017, and the Camp Harbor View Board of Directors since July 2016. Mr. Kennedy received his Bachelor of Arts from Trinity College. We believe Mr. Kennedy’s background makes him well qualified to serve as a director.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Zobler, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Ms. Trinchero and Mr. Kennedy, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Mr. Murren and Mr. Leonsis, will expire at our third annual general meeting.

Prior to the completion of an initial Business Combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our Founder Shares. In addition, prior to the completion of an initial Business Combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Advisor to the Board

Mr. Andrew Pascal is one of our co-founders. As a co-founder his role is limited to that of an Advisor to the Board. As such, he is not responsible for finding or qualifying suitable acquisition targets, nor will he be paid or reimbursed for any expenses in connection with the company’s search for acquisition targets before or after the consummation of our initial Business Combination.

Mr. Pascal is also the Chairman and CEO of PlayStudios, which he co-founded in April 2011, and the Managing Member of Pascal Ventures, LLC since its formation in December 2010. Prior to that, Mr. Pascal founded and served as the Chairman and Chief Executive Officer of Alon Leisure Management, LLC from October 2013 to December 2017 and was the President and Chief Operating Officer of Wynn Las Vegas, LLC from October 2005 to December 2010 and SVP Product Marketing and Development from August 2003 to September 2005. He also founded and built WagerWorks, Inc. (sold to IGT in 2005) and was the President and Chief Executive Officer of Silicon Gaming, Inc. (sold to IGT in 2001). Mr. Pascal received his Bachelor of Arts in economics from the University of Colorado.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Mr. Leonsis, Mr. Zobler and Ms. Trinchero serve as members of our audit committee. Our board of directors has determined that each of them are independent under the Nasdaq listing standards and applicable SEC rules. Mr. Leonsis serves as the Chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Leonsis qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•	monitoring compliance on a quarterly basis with the terms of our Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our Initial Public Offering; and

•	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

We have established a nominating committee of our board of directors. The members of our nominating committee are Mr. Zobler, Ms. Trinchero and Mr. Kennedy. Mr. Zobler serves as chairman of the nominating committee. Under the Nasdaq listing standards, a nominating committee must be composed entirely of independent directors. Our board of directors has determined that each of Mr. Zobler, Ms. Trinchero and Mr. Kennedy are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in a charter adopted by us, generally provides that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Ms. Trinchero, Mr. Leonsis and Mr. Kennedy. Ms. Trinchero serves as chairman of the compensation committee.

Under the Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Ms. Trinchero, Mr. Leonsis and Mr. Kennedy are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

reviewing and approving on an annual basis the corporate goals and objectives relevant to our President’s, Chief Financial Officer’s and Chief Operating Officer’s, evaluating our President’s, Chief Financial Officer’s and Chief Operating Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our President, Chief Financial Officer and Chief Operating Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement in connection with our Initial Public Offering. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11.	Executive Compensation

Executive Officers and Directors

Other than the monthly payment of $10,000 to an affiliate of our Sponsor for office space, administrative and support services, none of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our independent directors, review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 25, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 26,906,250 shares of our Ordinary Shares, consisting of (i) 21,525,000 Class A Ordinary Shares and (ii) 5,381,250 Class B Ordinary Shares, issued and outstanding as of March 25, 2021. Voting power represents the combined voting power of Class A Ordinary Shares and Class B Ordinary Shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis. The table below does not include the Class A Ordinary Shares underlying the Private Placement Warrants held or to be held by our officers or Sponsor because these securities are not exercisable within 60 days of this Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
Acies Acquisition LLC (our Sponsor)(2)(3)	—	—	5,381,250	100%	20%
James Murren	—	—	—	—	—
Daniel Fetters (4)(5)	—	—	5,381,250	100%	20%
Edward King (4)(5)	—	—	5,381,250	100%	20%
Christopher Grove (4)	—	—	—	—	—
Zach Leonsis (4)	—	—	—	—	—
Brisa Trinchero (4)	—	—	—	—	—
Andrew Zobler (4)	—	—	—	—	—
Sam Kennedy (4)	—	—	—	—	—
All directors and executive officers as a group (8 individuals)(2)	—	—	5,381,250	100%	20%
Other 5% Stockholders
Michael Platt (6)	1,343,844	6.24%	—	—	4.99%
Israel Englander (7)	1,800,000	8.36%	—	—	6.69%

(1)     Unless otherwise noted, the business address of each of the following entities or individuals is 1219 Morningside Drive, Suite 110, Manhattan Beach, CA 90266.

(2)     Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such shares are convertible into Class A Ordinary Shares on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein.

(3)     Our Sponsor is the record holder of such shares.

(4)     Each of these individuals holds a direct or indirect interest in our Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(5)     As managing members of our Sponsor, they are deemed to beneficially own the shares owned by the Sponsor.

(6)   According to a Schedule 13G filed on February 10, 2021, BlueCrest Capital Management Limited and Michael Platt acquired 1,343,844 Class A Ordinary Shares. The business address for the reporting persons is Ground Floor, Harbour Reach, La Rue de Carteret, St Helier, Jersey, Channel Islands JE2 4HR.

(7)      According to a Schedule 13G filed on January 15, 2021. Integrated Core Strategies (US) LLC, beneficially owns 1,065,000 Class A Ordinary Shares as a result of holding 839,997 Class A Ordinary Shares and 225,003 Units; Riverview Group LLC beneficially owns 600,000 Class A Ordinary Shares; and ICS Opportunities, Ltd. beneficially owns 135,000 Class A Ordinary Shares as a result of holding 135,000 Units. ICS Opportunities is managed by Millennium International Management LP, which is controlled by Israel Englander.

Securities Authorized for Issuance under Equity Compensation Table

None

Changes in Control

In the event of the consummation of the Business Combination with PlayStudios, there will be a change of control. See “Item 1. Business” above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On September 15, 2020, the Sponsor paid $25,000 in consideration for 8,625,000 Class B Ordinary Shares. On October 20, 2020, the Sponsor surrendered and the Company canceled 2,875,000 Class B Ordinary Shares resulting in 5,750,000 Class B Ordinary Shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share cancellation. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any public shares in the Initial Public Offering). As a result of the underwriters’ election to partially exercise their over-allotment option on November 9, 2020, a total of 381,250 Founder Shares are no longer subject to forfeiture and 368,750 Founder Shares were forfeited, resulting in an aggregate of 5,381,250 Class B Ordinary Shares issued and outstanding.

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of an aggregate of 4,333,333 Private Placement Warrants to our Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of $6,500,000. In connection with the closing of the purchase of the Over-Allotment Units, the Company sold an additional 203,334 Private Placement Warrants to the Sponsor at a price of $1.50 per warrant, generating an additional $305,000 of gross proceeds.

Since October 2020, we have paid our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers and directors, or any affiliate of our Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial Business Combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. We do not have a policy that prohibits our Sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of our Initial Public Offering, our Sponsor loaned us $278,631 under an unsecured promissory note, which were used for a portion of the expenses of our Initial Public Offering. The loans were fully repaid upon the closing of our Initial Public Offering.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial Business Combination, we would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

After our initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration and shareholder rights agreement with respect to the Private Placement Warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A Ordinary Shares issuable upon exercise of the foregoing and upon conversion of the Founder Shares.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Mr. Leonsis, Ms. Trinchero, Mr. Zobler and Mr. Kennedy are “independent directors” as defined in the Nasdaq listing standards. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from August 14, 2020 (inception) through December 31, 2020 totaled $48,410. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from August 14, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from August 14, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the period from August 14, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in this Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

ACIES ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Acies Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Acies Acquisition Corp. (the “Company”) as of December 31, 2020, the related statement of operations, changes in shareholders’ equity and cash flows for the period from August 14, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 14, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a Business Combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 25, 2021

ACIES ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Current Assets
Cash	$1,061,717
Prepaid expenses	676,797
Total Current Assets	1,738,514

Security deposit	2,875
Cash and Marketable securities held in Trust Account	215,275,732
Total Assets	$217,017,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities - accrued expenses	$6,150
Deferred underwriting fee payable	7,533,750
Total Liabilities	7,539,900

Commitments

Class A Ordinary Shares subject to possible redemption 20,445,277 shares at redemption value	204,477,211

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 1,079,723 shares issued and outstanding (excluding 20,445,277 shares subject to possible redemption)	108
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,381,250 shares issued and outstanding	538
Additional paid-in capital	5,238,322
Accumulated deficit	(238,958)
Total Shareholders’ Equity	5,000,010
Total Liabilities and Shareholders’ Equity	$217,017,121

The accompanying notes are an integral part of these financial statements.

ACIES ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$264,690
Loss from operations	(264,690)

Other income:
Interest income	22,174
Unrealized gain on marketable securities held in Trust Account	3,558
Other income	25,732

Net loss	$(238,958)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	20,172,634

Basic and diluted net income per share, Common stock subject to possible redemption	$0.00

Weighted average shares outstanding, basic and diluted	5,744,947

Basic and diluted net loss per common share	$(0.05)

The accompanying notes are an integral part of these financial statements.

ACIES ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – August 14, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Sale of 21,525,000 Units, net of underwriting discounts and offering costs	21,525,000	2,153	—	—	202,884,026	—	202,886,179

Sale of 4,536,667 Private Placement Warrants	—	—	—	—	6,805,000	—	6,805,000

Forfeiture of Founder Shares	—	—	(368,750)	(37)	37	—	—

Class A Ordinary Shares subject to possible redemption	(20,445,277)	(2,045)	—	—	(204,475,166)	—	(204,477,211)

Net loss	—	—	—	—	—	(238,958)	(233,958)

Balance – December 31, 2020	1,079,723	$108	5,381,250	$538	$5,238,322	$(238,958)	$5,000,010

The accompanying notes are an integral part of these financial statements.

ACIES ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(238,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(22,174)
Unrealized gain on marketable securities held in Trust Account	(3,558)
Changes in operating assets and liabilities:
Prepaid expenses	(676,797)
Security deposit	(2,875)
Accrued expenses	6,150
Net cash used in operating activities	(932,462)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(215,250,000)

Net cash used in investing activities	(215,250,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B Ordinary Shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	210,945,000
Proceeds from advance – related party	2,621,369
Repayment of advance – related party	(2,621,369)
Proceeds from sale of Private Placement Warrants	6,805,000
Proceeds from promissory note – related party	278,631
Repayment of promissory note – related party	(278,631)
Payment of offering costs	(525,071)
Net cash provided by financing activities	217,249,929

Net Change in Cash	1,061,717
Cash – Beginning	—
Cash – Ending	$1,061,717

Non-Cash Investing and Financing Activities:
Initial classification of Class A Ordinary Shares subject to possible redemption	$204,669,590
Change in value of Class A Ordinary Shares subject to possible redemption	$(192,379)
Deferred underwriting fee payable	$7,533,750

The accompanying notes are an integral part of these financial statements.

ACIES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

The Company has two subsidiaries, Catalyst Merger Sub I, Inc., a direct wholly owned subsidiary of the Company incorporated in Delaware on January 27, 2021 (“First Merger Sub”) and Catalyst Merger Sub II, LLC, a direct wholly owned subsidiary of the Company incorporated in Delaware on January 27, 2021 (“Second Merger Sub”) (see Note 9).

As of December 31, 2020, the Company had not yet commenced any operations. All activity for the period August 14, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the Initial Public Offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination, activities in connection with the proposed acquisition of PlayStudios, Inc., a Delaware corporation (“PlayStudios”) (see Note 9).

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

ACIES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

ACIES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Liquidity and Going Concern

As of December 31, 2020, the Company had $1,061,717 in its operating bank accounts, $215,275,732 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $1,732,364.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

ACIES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

ACIES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 11,711,667 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable Class A shares as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on Class A non-redeemable share’s proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period from August 14, 2020 (Inception) through December 31, 2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$21,061
Unrealized gain on marketable securities held in Trust Account	3,379
Net Income allocable to shares subject to redemption	$24,440
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	20,172,634
Basic and diluted net income per share	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(238,958)
Less: Net income allocable to Class A common stock subject to possible redemption	24,440
Non-Redeemable Net Loss	$(263,398)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	5,744,947
Basic and diluted net loss per share	$(0.05)

ACIES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On September 15, 2020, the Sponsor paid $25,000 in consideration for 8,625,000 Class B Ordinary Shares (the “Founder Shares”). On October 20, 2020, the Sponsor surrendered and the Company canceled 2,875,000 Class B Ordinary Shares resulting in 5,750,000 Class B Ordinary Shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share cancellation. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to partially exercise their over-allotment option on November 9, 2020, a total of 381,250 Founder Shares are no longer subject to forfeiture and 368,750 Founder Shares were forfeited, resulting in an aggregate of 5,381,250 Founder Shares issued and outstanding.

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

ACIES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Administrative Support Agreement

The Company entered into an agreement, commencing on October 22, 2020, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from August 14, 2020 (inception) through December 31, 2020, the Company incurred and paid $20,000 in fees for these services.

Due to Sponsor

The Sponsor advanced $2,621,369 to the Company in anticipation of the amount to be paid for the purchase of additional Private Placement Warrants in the event the underwriters’ exercised their over-allotment option. The advance was due on demand should the over-allotment option not be exercised by the underwriters. Subsequent to the Initial Public Offering, on October 29, 2020, the Company repaid $2,621,369.

Promissory Note — Related Party

On September 4, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Initial Public Offering. The outstanding balance under the Note of $278,631 was repaid at the closing of the Initial Public Offering on October 27, 2020.

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

ACIES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred shares. At December 31, 2020, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 500,000,000 Class A Ordinary Shares, $0.0001 par value per share. Holders of the Company’s Ordinary Shares are entitled to one vote for each share. At December 31, 2020, there were 1,079,723 Class A Ordinary Shares issued and outstanding, excluding 20,445,277 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue up to 50,000,000 Class B Ordinary Shares, $0.0001 par value per share. Holders of the Company’s Ordinary Shares are entitled to one vote for each share. At December 31, 2020, there were 5,381,250 Class B Ordinary Shares issued and outstanding.

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

ACIES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder and

●	if, and only if, the closing price of the Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like), for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00 — Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A Ordinary Shares; and

●	if, and only if, the closing price of the Class A Ordinary Shares equals or exceeds $10.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company send the notice of redemption to warrant holders.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

ACIES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Cash and Marketable securities held in Trust Account	1	$215,275,732

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 1, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Merger Sub, Second Merger Sub and PlayStudios, relating to a proposed Business Combination transaction between the Company and PlayStudios (the “Transaction”).

Pursuant to the Merger Agreement, First Merger Sub will merge with and into PlayStudios, with PlayStudios surviving such merger as a wholly owned subsidiary of the Company and immediately following the First Merger, PlayStudios will merge with and into Second Merger Sub, with Second Merger Sub being the surviving entity of the Second Merger and a wholly owned subsidiary of the Company (the “Second Merger” and, together with the First Merger, the “Mergers”).

As a result of the Mergers, among other things, each outstanding share of common stock of PlayStudios (“PlayStudios Common Stock”) and each share of preferred stock of PlayStudios (“PlayStudios Preferred Stock”) issued and outstanding as of the effective time of the First Merger (the “Effective Time”) will be cancelled in exchange for the right to receive Cash Electing Share (as defined in the Merger Agreement) or New PlayStudios Class A Common Stock (as defined in the Merger Agreement).

The Transaction will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

On February 1, 2021, the Company entered into subscription agreements with certain investors (the “PIPE Investors”) pursuant to which the PIPE Investors have collectively subscribed for 25,000,000 shares of New PlayStudios Class A Common Stock for an aggregate purchase price equal to $250 million (the “PIPE Investment”). The PIPE Investment will be consummated substantially concurrently with the closing of the transactions contemplated by the Merger Agreement, subject to the terms and conditions contemplated by the Subscription Agreements.

The Subscription Agreements for the PIPE Investors provide for certain registration rights. In particular, New PlayStudios will be required to, as soon as practicable but no later than 30 calendar days following the closing of the Transaction, submit to or file with the SEC a registration statement registering the resale of such shares. Additionally, New PlayStudios will be required to use its commercially reasonable efforts to have the registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 60th calendar day following the filing date thereof, (ii) the 90th calendar day following the filing date thereof if the SEC notifies New PlayStudios that it will “review” the registration statement and (iii) the 10th business day after the date New PlayStudios is notified in writing by the SEC that the registration statement will not be “reviewed” or will not be subject to further review. New PlayStudios must use reasonable best efforts to keep the registration statement effective until the earliest of: (i) the date on which all of the shares covered by the registration statement have been sold, (ii) with respect to shares held by a particular subscriber, the date all shares held by such subscriber may be sold without restriction under Rule 144 and (iii) three years from the date of effectiveness of the registration statement.

In January 2021, the Company entered into an agreement with J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, LionTree Advisors LLC and Oppenheimer & Co. Inc. (collectively, the “Placement Agents”) whereby the Placement Agents will work on behalf of the Company to secure the Pipe Investment. The agreement specifies that the fee payable to the Placement Agents will be 3% of the total securities sold by the Company plus expenses and is payable upon successful placement of the securities.

In January 2021, the Company entered into two agreements with a vendor to perform due diligence, tax diligence and structuring services associated with the Merger Agreement. The agreements specify for a total payment of $400,000 in the event of a successful Business Combination, $120,000 in the event the Business Combination does not consummate and $280,000 in the event the Business Combination does not consummate but the Company receives a break-up fee.

In January 2021, the Company entered an agreement with a vendor for the delivery of an opinion as to whether or not the Merger Agreement is fair to the Company from a financial point of view. The agreements specifies for a payment of $400,000 plus expenses with $150,000 due upon execution of the agreement and the remainder due upon the successful closing of the Business Combination.

ACIES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

On February 1, 2021, the Company entered into a Sponsor Support Agreement, pursuant to which the Sponsor and each director of the Company agreed, among other things, (i) to vote in favor of the Merger Agreement and the transactions contemplated thereby, (ii) that 900,000 of the Company’s Class B Ordinary Shares held by the Sponsor shall become unvested and subject to forfeiture if certain earnout conditions described more fully in the Sponsor Support Agreement are not satisfied, (iii) to forfeit, for no consideration, 850,000 of the Company’s Class B Ordinary Shares held by the Sponsor and 715,000 of the Company’s Private Placement Warrants (as defined in the Sponsor Support Agreement), (iv) to forfeit additional of the Company’s Class B Ordinary Shares conditioned on certain redemptions of the Company’s Class A Ordinary Shares that are more fully set forth in the Sponsor Support Agreement and (v) not to transfer any of the Company’s Class B Ordinary Shares or the Company’s Private Placement Warrants (together, the “Sponsor Lockup Securities”) until the date that is 12 months after the Closing, except that on the date that is 180 days after the Closing, an amount of Sponsor Lockup Securities equal to the lesser of (A) 5% of the Sponsor Lockup Securities held by each holder of Sponsor Lockup Securities and (B) 50,000 Sponsor Lockup Securities held by each holder of Sponsor Lockup Securities, will no longer be subject to the transfer restrictions in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement.

On February 2, 2021, the Company entered into Voting and Support Agreements (the “Company Support Agreements”), by and among the Company, PlayStudios and certain stockholders of PlayStudios (the “Key Stockholders”). Under the Company Support Agreements, the Key Stockholders agreed, within forty-eight (48) hours following the SEC declaring effective the proxy statement/prospectus relating to the approval by the Company shareholders of the Business Combination, to execute and deliver a written consent with respect to the outstanding shares of PlayStudios Common Stock and PlayStudios Preferred Stock held by the Key Stockholders adopting the Merger Agreement and related transactions and approving the Business Combination. The shares of PlayStudios Common Stock and PlayStudios Preferred Stock that are owned by the Key Stockholders and subject to the Company Support Agreements represent (i) a majority of the outstanding voting power of PlayStudios Preferred Stock, voting as a separate class and (ii) a majority of the outstanding voting power of PlayStudios Common Stock and PlayStudios Preferred Stock (on an as converted basis), voting together as a single class.

On March 2, 2021, a lawsuit was filed in the Superior Court of California, Los Angeles County, by a purported Company stockholder in connection with the Business Combination: McCart v. Acies Acquisition Corp., et al., (Sup. Ct. L.A. County) (the “Complaint”). The Complaint names the Company and members of our Board of Directors as defendants. The Complaint alleges breach of fiduciary duty against members of our Board of Directors and aiding and abetting our Board of Directors’ breach of fiduciary duties against the Company. The Complaint also alleges that the registration statement on Form S-4 filed by the Company containing the proxy statement / prospectus related to the Business Combination is materially deficient and omits and/or misrepresents material information including, among other things, certain financial information, details regarding the Company’s financial advisors, and other information relating to the background of the Business Combination. The Complaint generally seeks to enjoin the Business Combination or in the event that it is consummated, recover damages. Another purported Company stockholder sent a demand letter on February 19, 2021 (the “Demand”), making similar allegations to those made in the Complaint and demanding additional disclosure regarding the Business Combination. The Company believes the allegations made in the Complaint and Demand are without merit and intends to defend these lawsuits; however, the Company cannot predict with certainty the ultimate resolution of any proceedings that may be brought in connection with these allegations

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 22, 2020, by and among the Company and Morgan Stanley & Co. LLC, J.P. Morgan Securities, LLC, and Oppenheimer & Co. Inc. (4)
2.1	Agreement and Plan of Merger, dated as of February 1, 2021, by and among the Company, Catalyst Merger Sub I, Inc., Catalyst Merger Sub II, LLC, and PLAYSTUDIOS, Inc. (5)
3.1	Amended and Restated Memorandum and Articles of Association (4)
4.1	Specimen Unit Certificate (3)
4.2	Specimen Class A Ordinary Share Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Warrant Agreement, dated October 22, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (4)
4.5	Description of Registered Securities*
10.1	Promissory Note, dated September 4, 2020, issued to Acies Acquisition LLC (2)
10.2	Securities Subscription Agreement, dated September 4, 2020, between the Company and the Sponsor (2)
10.3	Letter Agreement, dated October 22, 2020, by and among the Company, its officers, its directors and the Sponsor (4)
10.4	Investment Management Trust Agreement, dated October 22, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (4)
10.5	Registration Rights Agreement, dated October 22, 2020, by and between the Company and the Sponsor (4)
10.6	Administrative Services Agreement, dated October 22, 2020, by and between the Company and the Sponsor (6)
10.7	Private Placement Warrant Purchase Agreement, dated October 22, 2020, by and between the Company and the Sponsor (4)
10.8	Form of Indemnity Agreement between the Company and each of its directors and officers (1)
10.9	Form of Subscription Agreement, by and between the Company and the subscriber party thereto (5)
10.10	Sponsor Support Agreement, dated February 1, 2021, by and among the Sponsor, the Company and PLAYSTUDIOS, Inc. (5)
10.11	Form of PLAYSTUDIOS Holders Support Agreement, dated February 2, 2021, by and among the Company, PLAYSTUDIOS, Inc. and certain stockholders of PLAYSTUDIOS, Inc. (5)
10.12	Form of Amended and Restated Registration Rights Agreement, by and among the Registrant, Acies Acquisition LLC, and certain stockholders of PLAYSTUDIOS, Inc. (6)
14.1	Code of Ethics*
21.1	List of Subsidiaries of the Company (6)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
99.1	Audit Committee Charter (2)
99.2	Compensation Committee Charter (2)
99.3	Nomination and Corporate Governance Committee Charter (2)
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Calculation Linkbase***
101.LAB	XBRL Taxonomy Label Linkbase***
101.PRE	XBRL Definition Linkbase Document***
101.DEF	XBRL Definition Linkbase Document***

* ** ***

Filed herewith.

Furnished herewith.

To be filed by amendment.

(1)    Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 5, 2020.

(2)    Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on October 19, 2020.

(3)    Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on October 21, 2020.

(4)    Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 27, 2020.

(5)    Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 2, 2021.

(6)    Incorporated by reference to the Company’s Form S-4, filed with the SEC on February 16, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2021	Acies Acquisition Corp.

By:	/s/ Edward King
Name:	Edward King
Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Edward King	Co-Chief Executive Officer	March 25, 2021
Edward King	(Principal Executive Officer)

/s/ Daniel Fetters	Co-Chief Executive Officer	March 25, 2021
Daniel Fetters	(Principal Financial and Accounting Officer)

/s/ James Murren	Chairman of the Board	March 25, 2021
James Murren

/s/ Zach Leonsis	Director	March 25, 2021
Zach Leonsis

/s/ Brisa Trinchero	Director	March 25, 2021
Brisa Trinchero

/s/ Andrew Zobler	Director	March 25, 2021
Andrew Zobler

/s/ Sam Kennedy	Director	March 25, 2021
Sam Kennedy