Form 10-K/A
period 2020-12-31
Acies Acquisition Corp.
filed 2021-03-31
CIK 1823878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Acies Acquisition Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 26, 2020 (the “Original 2020 Form 10-K”). The sole purpose of this Amendment No. 1 is to include the XRBL hyperlinks to certain of the exhibits included with the Original 2020 Form 10-K. There have been no other changes made to the Original 2020 Form 10-K.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 22, 2020, by and among the Company and Morgan Stanley & Co. LLC, J.P. Morgan Securities, LLC, and Oppenheimer & Co. Inc. (4)
2.1	Agreement and Plan of Merger, dated as of February 1, 2021, by and among the Company, Catalyst Merger Sub I, Inc., Catalyst Merger Sub II, LLC, and PLAYSTUDIOS, Inc. (5)
3.1	Amended and Restated Memorandum and Articles of Association (4)
4.1	Specimen Unit Certificate (3)
4.2	Specimen Class A Ordinary Share Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Warrant Agreement, dated October 22, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (4)
4.5	Description of Registered Securities*
10.1	Promissory Note, dated September 4, 2020, issued to Acies Acquisition LLC (2)
10.2	Securities Subscription Agreement, dated September 4, 2020, between the Company and the Sponsor (2)
10.3	Letter Agreement, dated October 22, 2020, by and among the Company, its officers, its directors and the Sponsor (4)
10.4	Investment Management Trust Agreement, dated October 22, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (4)
10.5	Registration Rights Agreement, dated October 22, 2020, by and between the Company and the Sponsor (4)
10.6	Administrative Services Agreement, dated October 22, 2020, by and between the Company and the Sponsor (6)
10.7	Private Placement Warrant Purchase Agreement, dated October 22, 2020, by and between the Company and the Sponsor (4)
10.8	Form of Indemnity Agreement between the Company and each of its directors and officers (1)
10.9	Form of Subscription Agreement, by and between the Company and the subscriber party thereto (5)
10.10	Sponsor Support Agreement, dated February 1, 2021, by and among the Sponsor, the Company and PLAYSTUDIOS, Inc. (5)
10.11	Form of PLAYSTUDIOS Holders Support Agreement, dated February 2, 2021, by and among the Company, PLAYSTUDIOS, Inc. and certain stockholders of PLAYSTUDIOS, Inc. (5)
10.12	Form of Amended and Restated Registration Rights Agreement, by and among the Registrant, Acies Acquisition LLC, and certain stockholders of PLAYSTUDIOS, Inc. (6)
14.1	Code of Ethics*
21.1	List of Subsidiaries of the Company (6)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
99.1	Audit Committee Charter (2)
99.2	Compensation Committee Charter (2)
99.3	Nomination and Corporate Governance Committee Charter (2)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document
101.DEF	XBRL Definition Linkbase Document

* **

Previously Filed

Previously Furnished

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

March 30, 2021	Acies Acquisition Corp.

By:	/s/ Edward King
Name:	Edward King
Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Edward King	Co-Chief Executive Officer	March 30, 2021
Edward King	(Principal Executive Officer)

/s/ Daniel Fetters	Co-Chief Executive Officer	March 30, 2021
Daniel Fetters	(Principal Financial and Accounting Officer)

/s/ James Murren	Chairman of the Board	March 30, 2021
James Murren

/s/ Zach Leonsis	Director	March 30, 2021
Zach Leonsis

/s/ Brisa Trinchero	Director	March 30, 2021
Brisa Trinchero

/s/ Andrew Zobler	Director	March 30, 2021
Andrew Zobler

/s/ Sam Kennedy	Director	March 30, 2021
Sam Kennedy