Form 10-K/A
period 2020-12-31
Acies Acquisition Corp.
filed 2021-05-10
CIK 1823878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.2)

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

As of March 31, 2021, there were 21,525,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,381,250 shares of the Company’s Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

Unless otherwise stated in this Annual Report on Form 10-K/A (the “Report”), references to:

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

EXPLANATORY NOTE

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “Public Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The Public Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Public Statement indicated that when one or more of such features is included in a warrant, then the warrant “should be classified as a liability measured at fair value, with changes in fair value reported in earnings for each period.

Acies Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 2), or this Annual Report, to amend our annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 26, 2021 (the “Original Filing”), as amended on March 31, 2021, to restate our financial statements for the period ended December 31, 2020. We are also restating the financial statement as of December 31, 2020 in the accompanying financial statements included in this Annual Report, including describing the restatement and its impact on previously reported amounts.

The restatement results from the Company's prior accounting for its outstanding warrants issued in connection with its initial public offering on October 27, 2020 as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of ordinary shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”). In other words, in the event of a qualifying cash tender offer (which could be outside the control of the Company), all warrant holders would be entitled to cash, while only certain of the holders of the underlying ordinary shares would be entitled to cash.

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management concluded that the Company’s warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company's warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Annual Report on Form 10-K/A.

The Company has not amended its previously filed Current Report on Form 8-K or Quarterly Reports on Form 10-Q for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial Business Combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;

●	our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results;

●	we identified a material weakness in our internal control over financial reporting, which could adversely affect our ability to report our results of operations and financial condition accurately and timely;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance; or

●	our financial performance.

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

Brisa Carleton is a two-time Tony Award winning Broadway investor, a “40 Under 40” award winning entrepreneur, and an expert at the intersection of entertainment and business. Ms. Carleton has the personal distinction of being one of only 100 investors in the smash hit, Hamilton. She built a successful multi-million dollar investment portfolio that has been involved in financing more than 30 Broadway shows including Moulin Rouge, Beautiful, Mean Girls, The Band’s Visit, Pippin, and numerous others. She is currently the CEO of the Princess Grace Foundation on behalf of His Serene Highness Prince Albert II of Monaco (Princess Grace’s son). The Foundation was created to honor the legacy of Princess Grace and grants millions of dollars to emerging artists in theater, dance, and film. Prior to joining the Foundation, Brisa served as Director of Innovation for The John Gore Organization, a billion dollar live entertainment company. She also hosts a national radio show featuring live entertainment entrepreneurs on Sirius XM and has served multiple terms as a theater selection panelist for the National Endowment for the Arts and founded Lunatix, an innovative ticketing company.

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

Risks Relating to Restatement of Our Previously Issued Financial Statements

Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities instead of equity on the SPAC’s balance sheet. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 7,175,000 public warrants and 4,536,667 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value reported in our statement of operations for each reporting period.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this report, we identified a material weakness in our internal control over financial reporting related to the classification of our warrants as equity instead of liabilities. On May 9, 2021, our audit committee authorized management to restate our audited financial statements for the year ended December 31, 2020, and, accordingly, management concluded that the control deficiency that resulted in the incorrect classification of our warrants constituted a material weakness as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.

We have implemented a remediation plan, described under Item 9A, Evaluation of Disclosure Controls and Procedures, to remediate the material weakness surrounding our historical presentation of our warrants but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

On March 31, 2021, there was 1 holder of record of our units, 1 holder of record of our shares of Class A common stock and 2 holders of record of our warrants.

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

In this report on Form 10-K/A for the fiscal year ended December 31, 2020, we are restating our audited financial statements as of, and for the period ended, December 31, 2020.

The restatement results from our prior accounting for our outstanding warrants issued in connection with our initial public offering and private placement on October 27, 2020 which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement expressing the SEC Staff’s view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet instead of equity. Since issuance on October 27, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, our outstanding warrants were reflected as a component of equity instead of liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of ASC 815-40. The views expressed in the SEC Staff Statement were not consistent with our historical interpretation of the specific provisions within the warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement.

In consultation with our audit committee, we concluded that our previously issued financial statements of affected periods should be restated and that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period.

Our accounting for the warrants as derivative liabilities instead of as equity did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that its disclosure controls and procedures for such periods were not effective with respect to the misclassification of the Company’s warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this report on Form 10-K/A.

The restatement is more fully described in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from August 14, 2020 (inception) through December 31, 2020, we had a net loss of $7,620,693, which consisted of formation and operating costs of $1,439,242 and an change in the fair value of warrant liabilities of $6,207,183 which were offset by interest earned on marketable securities held in the Trust Account of $22,174 and an unrealized gain on marketable securities held in the Trust Account of $3,558.

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

For the period from August 14, 2020 (inception) through December 31, 2020, cash used in operating activities was $935,337. Net loss of $7,620,693 was impacted by interest earned on marketable securities held in the Trust Account of $22,174, an unrealized gain on marketable securities of $3,558, transaction costs of $720,885, compensation expenses recognized in accordance with Private Warrants of $453,667, and a change in the fair value of warrant liabilities of $6,207,183. Changes in operating assets and liabilities used $670,647 of cash from operating activities.

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

As a result of the restatement described in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, we classify the warrants issued in connection with our initial public offering and private placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

We issued an aggregate of 11,711,667 warrants in connection with our initial public offering and private placement, which, as a result of the restatement described in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with our initial public offering and private placement has been estimated using Monte Carlo simulations at each measurement date.

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

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as December 31, 2020.

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

Restatement of Previously Issued Financial Statements

On May 10, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the period from August 20, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) However, as described above, management did implement changes in internal control over financial reporting during second quarter of 2021 designed to remediate a material weakness solely related to the presentation of the Company’s warrants as equity instead of liability. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
James J. Murren	59	Chairman
Daniel Fetters	42	Co-Chief Executive Officer
Edward King	47	Co-Chief Executive Officer
Christopher Grove	44	Executive Vice President
Zach Leonsis	32	Director
Brisa Carleton	41	Director
Andrew Zobler	59	Director
Sam Kennedy	47	Director

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

Brisa Carleton serves as one of our Directors. Ms. Carleton is currently the Chief Executive Officer of Princess Grace Foundation-USA & Grace de Monaco LLC since April 2019 and also serves as a trustee of the Denver Center for the Performing Arts since July 2019 and as an advisor for the American Theater Wing since July 2020 and Selladoor Worldwide since July 2017. Previously, Ms. Carleton served as the Director of Innovation at the John Gore Organization from September 2017 to March 2019 and as the Founder and Chief Executive Officer of ShooWin from September 2015 to December 2017. Ms. Carleton received her Bachelor of Arts from Portland State University and her M.B.A. from the University of Portland. We believe Ms. Carleton’s background makes her well qualified to serve as a director.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Zobler, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Ms. Carleton and Mr. Kennedy, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Mr. Murren and Mr. Leonsis, will expire at our third annual general meeting.

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

Audit Committee

We have established an audit committee of the board of directors. Mr. Leonsis, Mr. Zobler and Ms. Carleton serve as members of our audit committee. Our board of directors has determined that each of them are independent under the Nasdaq listing standards and applicable SEC rules. Mr. Leonsis serves as the Chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Leonsis qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Nominating Committee

We have established a nominating committee of our board of directors. The members of our nominating committee are Mr. Zobler, Ms. Carleton and Mr. Kennedy. Mr. Zobler serves as chairman of the nominating committee. Under the Nasdaq listing standards, a nominating committee must be composed entirely of independent directors. Our board of directors has determined that each of Mr. Zobler, Ms. Carleton and Mr. Kennedy are independent.

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

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Ms. Carleton, Mr. Leonsis and Mr. Kennedy. Ms. Carleton serves as chairman of the compensation committee.

Under the Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Ms. Carleton, Mr. Leonsis and Mr. Kennedy are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 31, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 26,906,250 shares of our Ordinary Shares, consisting of (i) 21,525,000 Class A Ordinary Shares and (ii) 5,381,250 Class B Ordinary Shares, issued and outstanding as of March 31, 2021. Voting power represents the combined voting power of Class A Ordinary Shares and Class B Ordinary Shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis. The table below does not include the Class A Ordinary Shares underlying the Private Placement Warrants held or to be held by our officers or Sponsor because these securities are not exercisable within 60 days of this Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
Acies Acquisition LLC (our Sponsor)(2)(3)	—	—	5,381,250	100%	20%
James Murren	—	—	—	—	—
Daniel Fetters (4)(5)	—	—	5,381,250	100%	20%
Edward King (4)(5)	—	—	5,381,250	100%	20%
Christopher Grove (4)	—	—	—	—	—
Zach Leonsis (4)	—	—	—	—	—
Brisa Carleton (4)	—	—	—	—	—
Andrew Zobler (4)	—	—	—	—	—
Sam Kennedy (4)	—	—	—	—	—
All directors and executive officers as a group (8 individuals)(2)	—	—	5,381,250	100%	20%
Other 5% Stockholders
Michael Platt (6)	1,343,844	6.24%	—	—	4.99%
Israel Englander (7)	1,800,000	8.36%	—	—	6.69%

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Mr. Leonsis, Ms. Carleton, Mr. Zobler and Mr. Kennedy are “independent directors” as defined in the Nasdaq listing standards. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Item 16.	Form 10-K/A Summary

Not applicable.

ACIES ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Acies Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Acies Acquisition Corp. (the “Company”) as of December 31, 2020 and the related statement of operations, shareholders’ equity and cash flows for the period from August 14, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the related statement of operations, shareholders’ equity and cash flows for the period from August 14, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from August 14, 2020 (inception) through December 31, 2020 have been restated.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

March 25, 2021, except for the effects of the restatements discussed in Note 2, 2A, 7 and 9 as to which the date is May 10, 2021.

ACIES ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020 (AS RESTATED)

ASSETS
Current Assets
Cash	$1,061,717
Prepaid expenses	676,797
Total Current Assets	1,738,514

Security deposit	2,875
Cash and Marketable securities held in Trust Account	215,275,732
Total Assets	$217,017,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities - accrued expenses	$6,150
Deferred underwriting fee payable	7,533,750
Warrant liabilities	24,945,850
Total Liabilities	32,485,750

Commitments and Contingencies

Class A Ordinary Shares subject to possible redemption 17,950,991 shares at redemption value	179,531,370

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 3,574,009 shares issued and outstanding (excluding 17,950,991 shares subject to possible redemption)	357
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,381,250 shares issued and outstanding	538
Additional paid-in capital	12,619,799
Accumulated deficit	(7,620,693)
Total Shareholders’ Equity	5,000,001
Total Liabilities and Shareholders’ Equity	$217,017,121

The accompanying notes are an integral part of these financial statements.

ACIES ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (AS RESTATED)

Formation and operating costs	$1,439,242
Loss from operations	(1,439,242)

Other expense:
Interest income	22,174
Unrealized gain on marketable securities held in Trust Account	3,558
Change in fair value of warrant liabilities	(6,207,183)
Other expense	(6,181,451)

Net loss	$(7,620,693)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	18,321,541

Basic and diluted net income per share, Common stock subject to possible redemption	$0.00

Weighted average shares outstanding, basic and diluted	6,764,617

Basic and diluted net loss per non-redeemable common share	$(1.13)

The accompanying notes are an integral part of these financial statements.

ACIES ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (AS RESTATED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – August 14, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Sale of 21,525,000 Units, net of underwriting discounts and offering costs	21,525,000	2,153	—	—	192,124,911	—	192,127,064

Forfeiture of Founder Shares	—	—	(368,750)	(37)	37	—	—

Class A Ordinary Shares subject to possible redemption	(17,950,991)	(1,796)	—	—	(179,529,574)	—	(179,531,370)

Net loss	—	—	—	—	—	(7,620,693)	(7,620,693)

Balance – December 31, 2020	3,574,009	$357	5,381,250	$538	$12,619,799	$(7,620,693)	$5,000,001

The accompanying notes are an integral part of these financial statements.

ACIES ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (AS RESTATED)

Cash Flows from Operating Activities:
Net loss	$(7,620,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(22,174)
Unrealized gain on marketable securities held in Trust Account	(3,558)
Change in fair value of warrant liabilities	6,207,183
Allocation of IPO costs to warrant liabilities	720,885
Compensation expense - Private Warrants	453,667
Changes in operating assets and liabilities:
Prepaid expenses	(676,797)
Accrued expenses	6,150
Net cash used in operating activities	(935,337)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(215,250,000)
Security deposit	(2,875)

Net cash used in investing activities	(215,252,875)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B Ordinary Shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	210,945,000
Proceeds from advance – related party	2,621,369
Repayment of advance – related party	(2,621,369)
Proceeds from sale of Private Placement Warrants	6,805,000
Proceeds from promissory note – related party	278,631
Repayment of promissory note – related party	(278,631)
Payment of offering costs	(525,071)
Net cash provided by financing activities	217,249,929

Net Change in Cash	1,061,717
Cash – Beginning	—
Cash – Ending	$1,061,717

Non-Cash Investing and Financing Activities:
Initial classification of Class A Ordinary Shares subject to possible redemption	$185,930,930
Change in value of Class A Ordinary Shares subject to possible redemption	$(6,399,560)
Initial classification of warrant liabilities	$18,738,667
Deferred underwriting fee payable	$7,533,750

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

The Company has two subsidiaries, Catalyst Merger Sub I, Inc., a direct wholly owned subsidiary of the Company incorporated in Delaware on January 27, 2021 (“First Merger Sub”) and Catalyst Merger Sub II, LLC, a direct wholly owned subsidiary of the Company incorporated in Delaware on January 27, 2021 (“Second Merger Sub”) (see Note 10).

As of December 31, 2020, the Company had not yet commenced any operations. All activity for the period August 14, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the Initial Public Offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination, activities in connection with the proposed acquisition of PlayStudios, Inc., a Delaware corporation (“PlayStudios”) (see Note 10).

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

Transaction costs amounted to $12,363,821, consisting of $4,305,000 of underwriting fees, $7,533,750 of deferred underwriting fees and $525,071 of other offering costs. In accordance with the reclassification of the public and private warrants, $720,885 of the transaction costs were expensed through the Statement of Operations.

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of ordinary shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

On April 12, 2021, the SEC released a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. Following the SEC Staff Statement, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

	As
	Previously		As
	Reported	Adjustments	Revised
Balance sheet as of October 27, 2020 (audited)
Warrant Liabilities	$—	$17,600,000	$17,600,000
Total Liabilities	9,979,556	17,600,000	27,579,556
Ordinary Shares Subject to Possible Redemption	189,953,340	(17,600,000)	172,353,340
Class A Ordinary Shares	100	176	276
Additional Paid-in Capital	5,045,914	1,129,643	6,175,557
Accumulated Deficit	(46,579)	(1,129,643)	(1,176,398)

	As
	Previously		As
	Reported	Adjustments	Restated
Balance sheet as of December 31, 2020 (audited)
Warrant Liabilities	$—	$24,945,850	$24,945,850
Total Liabilities	7,539,900	24,945,850	32,485,750
Ordinary Shares Subject to Possible Redemption	204,477,211	(24,945,841)	179,531,370
Class A Ordinary Shares	108	249	357
Additional Paid-in Capital	5,238,322	7,381,477	12,619,799
Accumulated Deficit	(238,958)	(7,381,735)	(7,620,693)
Shareholders’ Equity	5,000,010	(9)	5,000,001

Statement of Operations for the period from August 20, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liabilities	$—	$(6,207,183)	$(6,207,183)
Transaction Costs – warrant liabilities	—	(720,885)	(720,885)
Compensation expense - Private Warrants	—	(453,667)	(453,667)
Formation and operating costs	(264,690)	(1,174,552)	(1,439,242)
Net loss	(238,958)	(7,381,735)	(7,620,693)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	20,172,634	(1,851,093)	18,321,541
Weighted average shares outstanding, basic and diluted Basic and diluted weighted average shares outstanding Non-redeemable common stock	5,744,947	1,019,670	6,764,617
Basic and diluted net loss per non-redeemable common share	(0.05)	(1.08)	(1.13)

	As
	Previously		As
	Reported	Adjustments	Restated
Statement of Cash Flows for the period from August 20, 2020 (inception) through December 31, 2020 (audited)
Net loss	(238,958)	(7,381,735)	(7,620,693)
Change in fair value of warrant liabilities	—	6,207,183	6,207,183
Allocation of IPO costs to warrant liabilities	—	720,885	720,885
Compensation expense - Private Warrants	—	453,667	453,667
Initial classification of Class A Ordinary Shares subject to possible redemption	204,669,590	(18,738,660)	185,930,930
Change in value of Class A Ordinary Shares subject to possible redemption	(192,379)	(6,207,181)	(6,399,560)
Initial classification of warrant liabilities	—	18,738,667	18,738,667

NOTE 2A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

 Warrant Liabilities (Restated)

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 9).

Components of Equity

Upon the IPO, the Company issued Class A Ordinary shares and Warrants. The Company allocated the proceeds received from the issuance using the with-and-without method. Under that method, the Company first allocated the net proceeds to the Warrants based on their initial fair value measurement of $18,738,667 and then allocated the remaining proceeds, net of the remaining underwriting discounts and offering costs of $11,525,071, to the Class A Ordinary shares. A portion of the Class A Ordinary shares are presented within temporary equity, as certain shares are subject to redemption upon the occurrence of events not solely within the Company’s control. For the sale of the Private Warrants, the Company recorded a warrant liability for the initial fair value of the warrants in the amount of $7,258,667, with the amount of the proceeds in excess of the initial fair value recorded as additional paid in capital.

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

Net Income (Loss) Per Share (Restated)

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period from August 14, 2020 (Inception) through December 31, 2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$18,493
Unrealized gain on marketable securities held in Trust Account	2,967
Net Income allocable to shares subject to redemption	$21,460
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	18,321,541
Basic and diluted net income per share	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(7,620,693)
Less: Net income allocable to Class A common stock subject to possible redemption	(21,460)
Non-Redeemable Net Loss	$(7,642,153)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	6,764,617
Basic and diluted net loss per share	$(1.13)

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

Fair Value Measurements (Restated)

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

• Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

• Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

• Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments (Restated)

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date

Recent Accounting Standards

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. SHAREHOLDERS’ EQUITY (Restated)

Preferred Shares — The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred shares. At December 31, 2020, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 500,000,000 Class A Ordinary Shares, $0.0001 par value per share. Holders of the Company’s Ordinary Shares are entitled to one vote for each share. At December 31, 2020, there were 3,574,009 Class A Ordinary Shares issued and outstanding, excluding 17,950,991 Class A Ordinary Shares subject to possible redemption.

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

NOTE 8. WARRANTS

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00 — Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A Ordinary Shares; and

●	if, and only if, the closing price of the Class A Ordinary Shares equals or exceeds $10.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company send the notice of redemption to warrant holders.

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

NOTE 9. FAIR VALUE MEASUREMENTS (Restated)

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

ACIES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		December 31,
	Level	2020
Assets:
Cash and marketable securities held in Trust Account	1	$215,275,732

Liabilities:
Warrant Liabilities – Public Warrants	1	$15,282,749
Warrant Liabilities – Private Placement Warrants	3	$9,663,101

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

Initial Measurement

The Company established the initial fair value for the Warrants on October 27, 2020, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-fourth of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption, Class A ordinary shares and Class B ordinary shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Input	October 27, 2020 (Initial Measurement)
Risk-free interest rate	0.34%
Trading days per year	252
Expected volatility	27.0%
Exercise price	$11.50
Stock Price	$10.00

On October 27, 2020, the Private Placement Warrants and Public Warrants were determined to be $1.60 per warrant for aggregate values of $6.9 million and $10.7 million, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market.

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $9.7 million and $15.3 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of October 27, 2020	$—	$—	$—
Initial measurement on October 27, 2020 (IPO)	6,933,333	10,666,667	17,600,000
Measurement on November 9, 2020 (Over-Allotment)	325,334	813,333	1,138,667
Change in valuation inputs or other assumptions	2,404,434	3,802,749	6,207,183
Fair value as of December 31, 2020	$9,663,101	$15,282,749	$24,945,850

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $11,480,000 during the period from October 27, 2020 through December 31, 2020.

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below and above for the restatement, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 22, 2020, by and among the Company and Morgan Stanley & Co. LLC, J.P. Morgan Securities, LLC, and Oppenheimer & Co. Inc. (4)
2.1	Agreement and Plan of Merger, dated as of February 1, 2021, by and among the Company, Catalyst Merger Sub I, Inc., Catalyst Merger Sub II, LLC, and PLAYSTUDIOS, Inc. (5)
3.1	Amended and Restated Memorandum and Articles of Association (4)
4.1	Specimen Unit Certificate (3)
4.2	Specimen Class A Ordinary Share Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Warrant Agreement, dated October 22, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (4)
4.5	Description of Registered Securities***
10.1	Promissory Note, dated September 4, 2020, issued to Acies Acquisition LLC (2)
10.2	Securities Subscription Agreement, dated September 4, 2020, between the Company and the Sponsor (2)
10.3	Letter Agreement, dated October 22, 2020, by and among the Company, its officers, its directors and the Sponsor (4)
10.4	Investment Management Trust Agreement, dated October 22, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (4)
10.5	Registration Rights Agreement, dated October 22, 2020, by and between the Company and the Sponsor (4)
10.6	Administrative Services Agreement, dated October 22, 2020, by and between the Company and the Sponsor (6)
10.7	Private Placement Warrant Purchase Agreement, dated October 22, 2020, by and between the Company and the Sponsor (4)
10.8	Form of Indemnity Agreement between the Company and each of its directors and officers (1)
10.9	Form of Subscription Agreement, by and between the Company and the subscriber party thereto (5)
10.10	Sponsor Support Agreement, dated February 1, 2021, by and among the Sponsor, the Company and PLAYSTUDIOS, Inc. (5)
10.11	Form of PLAYSTUDIOS Holders Support Agreement, dated February 2, 2021, by and among the Company, PLAYSTUDIOS, Inc. and certain stockholders of PLAYSTUDIOS, Inc. (5)
10.12	Form of Amended and Restated Registration Rights Agreement, by and among the Registrant, Acies Acquisition LLC, and certain stockholders of PLAYSTUDIOS, Inc. (6)
14.1	Code of Ethics***
21.1	List of Subsidiaries of the Company (6)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
99.1	Audit Committee Charter (2)
99.2	Compensation Committee Charter (2)
99.3	Nomination and Corporate Governance Committee Charter (2)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document
101.DEF	XBRL Definition Linkbase Document

* ** ***

Filed herewith

Furnished herewith

Previously Filed

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

May 10, 2021	Acies Acquisition Corp.

By:	/s/ Edward King
Name:	Edward King
Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Edward King	Co-Chief Executive Officer	May 10, 2021
Edward King	(Principal Executive Officer)

/s/ Daniel Fetters	Co-Chief Executive Officer	May 10, 2021
Daniel Fetters	(Principal Financial and Accounting Officer)

/s/ James Murren	Chairman of the Board	May 10, 2021
James Murren

/s/ Zach Leonsis	Director	May 10, 2021
Zach Leonsis

/s/ Brisa Carleton	Director	May 10, 2021
Brisa Carleton

/s/ Andrew Zobler	Director	May 10, 2021
Andrew Zobler

/s/ Sam Kennedy	Director	May 10, 2021
Sam Kennedy