Form 10-K/A
period 2020-12-31
Acies Acquisition Corp.
filed 2021-05-12
CIK 1823878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.3)

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

EXPLANATORY NOTE

Acies Acquisition Corp. (the “Company”) is filing this Amendment No. 3 on Form 10-K/A (“Amendment No. 3”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 26, 2020 (the “Original 2020 Form 10-K”) , as amended on March 31, 2021 (“Amendment No. 1”) and on May 10, 2021 (“Amendment No. 2”). The sole purpose of this Amendment No. 3 is to include the XRBL hyperlinks to certain of the exhibits included with Amendment No. 2. There have been no other changes made to Amendment No. 2.

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

May 12, 2021	Acies Acquisition Corp.

By:	/s/ Edward King
Name:	Edward King
Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Edward King	Co-Chief Executive Officer	May 12, 2021
Edward King	(Principal Executive Officer)

/s/ Daniel Fetters	Co-Chief Executive Officer	May 12, 2021
Daniel Fetters	(Principal Financial and Accounting Officer)

/s/ James Murren	Chairman of the Board	May 12, 2021
James Murren

/s/ Zach Leonsis	Director	May 12, 2021
Zach Leonsis

/s/ Brisa Carleton	Director	May 12, 2021
Brisa Carleton

/s/ Andrew Zobler	Director	May 12, 2021
Andrew Zobler

/s/ Sam Kennedy	Director	May 12, 2021
Sam Kennedy