Form 10-Q
period 2021-03-31
Acies Acquisition Corp.
filed 2021-05-17
CIK 1823878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

(770) 305-6434
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

As of May 17, 2021, there were 21,525,000 Class A ordinary shares, $0.0001 par value per share, and 5,381,250 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ACIES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

ACIES ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$264,630	$1,061,717
Prepaid expenses	633,767	676,797
Total Current Assets	898,397	1,738,514

Security deposit	2,875	2,875
Cash and Marketable securities held in Trust Account	215,289,800	215,275,732
Total Assets	$216,191,072	$217,017,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities - accrued expenses	$65,519	$6,150
Deferred underwriting fee payable	7,533,750	7,533,750
Warrant liabilities	17,801,733	24,945,850
Total Liabilities	25,401,002	32,485,750

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 18,575,572 and 17,950,991 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	185,790,066	179,531,370

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—

Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 2,949,428 and 3,574,009 shares issued and outstanding (excluding 18,575,572 and 17,950,991 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	295	357

Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,381,250 shares issued and outstanding	538	538

Additional paid-in capital	6,361,165	12,619,799
Accumulated deficit	(1,361,994)	(7,620,693)
Total Shareholders’ Equity	5,000,004	5,000,001
Total Liabilities and Shareholders’ Equity	$216,191,072	$217,017,121

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACIES ACQUISITION CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Three Months Ended March 31,
2021
General and administrative costs	$899,486
Loss from operations	(899,486)

Other income:
Interest earned on marketable securities held in Trust Account	17,626
Unrealized gain (loss) on marketable securities held in Trust Account	(3,558)
Change in fair value of warrant liabilities	7,144,117

Net income	$6,258,699

Weighted average shares outstanding of redeemable ordinary shares	17,950,991
Basic and diluted net income per ordinary share, redeemable	$0.00

Weighted average shares outstanding of non-redeemable ordinary shares	8,955,259
Basic and diluted net income per ordinary share, non-redeemable	$0.70

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACIES ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	3,574,009	$357	5,381,250	$538	$12,619,799	$(7,620,693)	$5,000,004

Class A Ordinary Shares subject to possible redemption	(624,581)	(62)	—	—	(6,258,634)	—	(6,258,696)

Net income	—	—	—	—	—	6,258,699	6,258,699

Balance – March 31, 2021	2,949,428	$295	5,381,250	$538	$6,361,165	$(1,361,994)	$5,000,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACIES ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$6,258,699
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(17,626)
Unrealized loss on marketable securities held in Trust Account	3,558
Change in fair value of derivative liability	(7,144,117)
Changes in operating assets and liabilities:
Prepaid expenses	43,030
Accrued expenses	59,369

Net cash used in operating activities	(797,087)

Net Change in Cash	(797,087)
Cash - Beginning of period	1,061,717
Cash - End of period	$264,630

Non-cash investing and financing activities:
Change in value of Class A ordinary share subject to possible redemption	$6,258,696

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACIES ACQUISITION CORP.

NOTES TO CONDENSED Consolidated FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Acies Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on August 14, 2020. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). On February 1, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Merger Sub, Second Merger Sub and PlayStudios, Inc., a Delaware Corporation, (“PlayStudios”) relating to a proposed Business Combination transaction between the Company and PlayStudios (the “Transaction”).

The Company has two subsidiaries, Catalyst Merger Sub I, Inc., a direct wholly owned subsidiary of the Company incorporated in Delaware on January 27, 2021 (“First Merger Sub”) and Catalyst Merger Sub II, LLC, a direct wholly owned subsidiary of the Company incorporated in Delaware on January 27, 2021 (“Second Merger Sub”) (see Note 8).

As of March 31, 2021, the Company had not yet commenced any operations. All activity for the period August 14, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of PlayStudios (see Note 9).

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

Going Concern Consideration

At March 31, 2021, we have $264,630 in its operating bank accounts, $215,289,800 in securities held in the Trust Account, to be for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $832,878.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating, and consummating the Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the period from August 14, 2020 (Inception) through December 31, 2020, as filed with the SEC on May 10, 2021, and amended on May 12, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Warrant Liability

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 10).

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 11,711,667 shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.

Net income per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income or loss on marketable securities attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable ordinary shares includes Founder Shares and non-redeemable Class A shares as these shares do not have any redemption features. Non-redeemable ordinary shares participates in the income or loss on marketable securities based on Class A non-redeemable share’s proportionate interest.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Ordinary shares subject to possible redemption
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	$15,212
Unrealized loss on marketable securities held in Trust Account	(3,071)
Net Income allocable to shares subject to redemption	$12,141
Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	17,950,991
Basic and diluted net income per share	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net income minus Net Earnings
Net Income	$6,258,699
Less: Net income allocable to Class A ordinary shares subject to possible redemption	(12,141)
Non-Redeemable Net Income	$6,246,558
Denominator: Weighted Average Non-Redeemable Ordinary Shares
Basic and diluted weighted average shares outstanding	8,955,259
Basic and diluted net income per share	$0.70

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Fair Value Measurements

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 21,525,000 Units, at a purchase price of $10.00 per Unit, inclusive of 1,525,000 Units sold to the underwriters on November 9, 2020 upon the underwriters’ election to partially exercise their over-allotment option. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).

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

Administrative Support Agreement

The Company entered into an agreement, commencing on October 22, 2020, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021, the Company incurred and paid $30,000 in fees for these services. Additionally, the Company has prepaid $20,000 as of March 31, 2021 and December 31, 2020 which is included in prepaid expenses which is included in the accompanying condensed balance sheets.

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred shares. At March 31, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares, $0.0001 par value per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 2,949,428 and 3,574,009 Class A Ordinary Shares issued and outstanding, excluding 18,575,572 and 17,950,991 Class A Ordinary Shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue up to 50,000,000 Class B ordinary shares, $0.0001 par value per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 5,381,250 Class B Ordinary Shares issued and outstanding.

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

NOTE 8. WARRANT LIABILITY

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00 — Once the warrants become exercisable, the Company may redeem the outstanding warrants:

·	in whole and not in part;

·	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A Ordinary Shares; and

·	if, and only if, the closing price of the Class A Ordinary Shares equals or exceeds $10.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company send the notice of redemption to warrant holders.

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

NOTE 9. BUSINESS COMBINATION

The Mergers

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		March 31,	December 31,
	Level	2021	2020
Assets:
Cash and marketable securities held in Trust Account	1	$215,289,800	$215,275,732

Liabilities:
Warrant Liability – Public Warrants	1	$10,906,000	$15,282,750
Warrant Liability – Private Placement Warrants	3	$6,895,734	$9,663,101

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the ordinary shares. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$9,663,101	$15,282,750	$24,945,850

Change in valuation inputs or other assumptions	(2,767,367)	(4,376,750)	(7,144,117)
Fair value as of March 31, 2021	$6,895,734	$10,906,000	$17,801,733

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A and final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net income of $6,258,699, which consists of the change in fair value of warrant liability of $7,144,117, operating costs of $899,486, and an unrealized loss on marketable securities held in our Trust Account of $3,558, offset by interest income on marketable securities held in the Trust Account of $17,626.

Liquidity and Capital Resources

On October 27, 2020, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A Ordinary Shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,333,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Acies Acquisition, LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $6,500,000.

Following the closing of the Initial Public Offering on October 27, 2020, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a Trust Account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders.

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

For the three months ended March 31, 2021, cash used in operating activities was $797,087. Net income of $6,258,699 was affected by interest earned on marketable securities held in the Trust Account of $17,626, a non-cash charge derived from the change in fair value of the warrant liability of $7,144,117 and an unrealized loss on marketable securities held in Trust Account of $3,558. Changes in operating assets and liabilities provided $102,399 of cash for operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $215,289,800 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $264,630. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on October 22, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Warrant Liability

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A ordinary shares subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding for the period. Net income per ordinary share, basic and diluted for and non-redeemable ordinary shares is calculated by dividing net loss less income attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of shares of non-redeemable ordinary shares outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officers, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this filing, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the 10-K/A filed on May 10, 2021, as amended on May 12, 2021, our disclosure controls and procedures were not effective as of March 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, management did implement changes in internal control over financial reporting during second quarter of 2021 designed to remediate a material weakness solely related to the presentation of the Company’s warrants as equity instead of liability. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A and final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A and final prospectus for its Initial Public Offering filed with the SEC.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of February 1, 2021, by and among the Company, Catalyst Merger Sub I, Inc., Catalyst Merger Sub II, LLC, and PLAYSTUDIOS, Inc. (5)
3.1	Amended and Restated Memorandum and Articles of Association (4)
4.1	Specimen Unit Certificate (3)
4.2	Specimen Class A Ordinary Share Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Warrant Agreement, dated October 22, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (4)
10.1	Promissory Note, dated September 4, 2020, issued to Acies Acquisition LLC (2)
10.2	Securities Subscription Agreement, dated September 4, 2020, between the Company and the Sponsor (2)
10.3	Letter Agreement, dated October 22, 2020, by and among the Company, its officers, its directors and the Sponsor (4)
10.4	Investment Management Trust Agreement, dated October 22, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (4)
10.5	Registration Rights Agreement, dated October 22, 2020, by and between the Company and the Sponsor (4)
10.6	Administrative Services Agreement, dated October 22, 2020, by and between the Company and the Sponsor (6)
10.7	Private Placement Warrant Purchase Agreement, dated October 22, 2020, by and between the Company and the Sponsor (4)
10.8	Form of Indemnity Agreement between the Company and each of its directors and officers (1)
10.9	Form of Subscription Agreement, by and between the Company and the subscriber party thereto (5)
10.10	Sponsor Support Agreement, dated February 1, 2021, by and among the Sponsor, the Company and PLAYSTUDIOS, Inc. (5)
10.11	Form of PLAYSTUDIOS Holders Support Agreement, dated February 2, 2021, by and among the Company, PLAYSTUDIOS, Inc. and certain stockholders of PLAYSTUDIOS, Inc. (5)
10.12	Form of Amended and Restated Registration Rights Agreement, by and among the Registrant, Acies Acquisition LLC, and certain stockholders of PLAYSTUDIOS, Inc. (6)
21.1	List of Subsidiaries of the Company (6)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
99.1	Audit Committee Charter (2)
99.2	Compensation Committee Charter (2)
99.3	Nomination and Corporate Governance Committee Charter (2)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* **

Filed herewith

Furnished herewith

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

ACIES ACQUISITION CORP.

Date: May 17, 2021		/s/ Edward King
	Name:	Edward King
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021		/s/ Daniel Fetters
	Name:	Daniel Fetters
	Title:	Co-Chief Executive Officer
(Principal Financial and Accounting Officer)