Form 10-Q
period 2021-06-30
PLAYSTUDIOS, Inc.
filed 2021-08-12
CIK 1823878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-39652

PLAYSTUDIOS, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-1606155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
10150 Covington Cross Drive
Las Vegas, NV 89144
(725) 877-7000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock	MYPS	The Nasdaq Stock Market LLC
Redeemable warrants exercisable for one Class A common stock at an exercise price of $11.50	MYPSW	The Nasdaq Stock Market LLC
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 09, 2021, there were 109,623,364 shares of Class A common stock, $0.0001 par value per share, and 16,130,300 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “PLAYSTUDIOS” mean PLAYSTUDIOS, Inc. (formerly Acies Acquisition Corp.) and our subsidiaries. On June 21, 2021 (the “Closing Date”), Acies Acquisition Corp., a Delaware corporation (“Acies” and after the Business Combination described herein, the “Company”), consummated a business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of February 1, 2021 (the “Merger Agreement”), by and among Acies, Catalyst Merger Sub, Inc., a Delaware corporation (“First Merger Sub”), Catalyst Merger Sub II, Inc., a Delaware limited liability company ("Second Merger Sub"), and PlayStudios, Inc., a Delaware corporation (“Old PLAYSTUDIOS”). Immediately upon the consummation of the Business Combination and the other transactions contemplated by the Merger Agreement (collectively, the “Transactions”, and such completion, the “Closing”), First Merger Sub merged with and into Old PLAYSTUDIOS, with Old PLAYSTUDIOS surviving as a wholly owned subsidiary of Acies. Immediately following the First Merger, and as part of an integrated transaction with the First Merger, Old PLAYSTUDIOS merged with and into Second Merger Sub, with Second Merger Sub surviving as a wholly owned subsidiary of Acies. In connection with the Transactions, Acies changed its name to “PLAYSTUDIOS, Inc.” and Old PLAYSTUDIOS changed its name to “PLAYSTUDIOS US, LLC.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Quarterly Report, about our future financial performance, strategy, expansion plans, future operations, future operating results, estimated revenues, losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “goal,” “project” or the negative of such terms or other similar expressions.
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our business strategy and market opportunity;
•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses (including changes in sales and marketing, research and development, and general and administrative expenses) and profitability;
•market acceptance of our games;
•our ability to raise financing in the future and the global credit and financial markets;
•factors relating to our business, operations and financial performance and our subsidiaries, including:
◦changes in the competitive and regulated industries in which we operate, variations in operating performance across competitors and changes in laws and regulations affecting our business; and
◦our ability to implement business plans, forecasts and other expectations, and identify and realize additional opportunities;
•our ability to maintain relationships with our platforms, such as the Apple App Store, Google Play Store, Amazon Appstore, and Facebook;
•the accounting for our outstanding warrants to purchase shares of Class A common stock;
•our ability to develop, maintain, and improve our internal control over financial reporting;
•our ability to maintain, protect and enhance our intellectual property rights;
•our ability to successfully defend litigation brought against us;
•our ability to successfully close and integrate acquisitions to contribute to our growth objectives;
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors; and
•the impact of COVID-19 (including existing and possible future variants as well as vaccinations) on our business.
These statements are based on our current plans, estimates and projections in light of information currently available to us, and are subject to known and unknown risks, uncertainties and assumptions about us, including those described under the heading “Risk Factors” in this Quarterly Report, and in other filings that we make with the Securities and Exchange Commission (the “SEC”) from time to time, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In addition, the risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are also not guarantees of performance. You should not put undue reliance on any forward-looking statements, which speak only as of the date hereof. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report whether as a result of new information, future events or otherwise.

We intend to announce material information to the public through our Investor Relations website, ir.playstudios.com, SEC filings, press releases, public conference calls and public webcasts. We use these channels, as well as social media, to communicate with our investors, customers, and the public about our company, our offerings, and other issues. It is possible that the information we post on our website or social media could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above, including our website and the social media channels listed on our investor relations website, and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

Item 1. Financial Statements
PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$229,901	$48,927
Receivables	25,655	16,616
Prepaid expenses	3,156	2,429
Income tax receivable	10,454	6,959
Other current assets	483	2,854
Total current assets	269,649	77,785
Property and equipment, net	5,254	6,201
Internal-use software, net	42,358	38,756
Goodwill	5,059	5,059
Intangibles, net	1,400	1,624
Deferred income taxes	5,759	3,109
Other long-term assets	4,696	1,927
Total non-current assets	64,526	56,676
Total assets	$334,175	$134,461
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	8,662	4,717
Warrant liabilities	20,344	—
Accrued liabilities	14,651	29,089
Total current liabilities	43,657	33,806
Minimum guarantee liability	200	300
Deferred income taxes	2,556	2,970
Other long-term liabilities	1,739	1,306
Total non-current liabilities	4,495	4,576
Total liabilities	$48,152	$38,382
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value (100,000 shares authorized, 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020)	—	—
Class A common stock, $0.0001 par value (2,000,000 shares authorized, 109,623 and 74,422 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)	11	8
Class B common stock, $0.0001 par value (25,000 shares authorized, 16,130 and 18,977 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively).	2	2
Additional paid-in capital	262,931	71,786
Retained earnings	22,685	23,802
Accumulated other comprehensive income	394	481
Total stockholders’ equity	286,023	96,079
Total liabilities and stockholders’ equity	$334,175	$134,461
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues	$70,822	$77,870	$144,919	$136,172
Operating expenses:
Cost of revenue(1)	23,032	26,625	47,520	46,359
Selling and marketing	24,187	14,228	41,187	26,154
Research and development	17,296	11,647	32,042	21,130
General and administrative	12,398	3,811	16,677	9,521
Depreciation and amortization	6,898	5,440	12,932	10,828
Total operating costs and expenses	83,811	61,751	150,358	113,992
Income (loss) from operations	(12,989)	16,119	(5,439)	22,180
Other income (expense), net:
Change in fair value of warrant liabilities	110	—	110	—
Interest income (expense), net	(107)	(41)	(149)	13
Other income (expense), net	113	203	(129)	15
Total other income (expense), net	116	162	(168)	28
Income (loss) before income taxes	(12,873)	16,281	(5,607)	22,208
Income tax benefit (expense)	5,838	(3,322)	4,490	(3,757)
Net income (loss)	$(7,035)	$12,959	$(1,117)	$18,451
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$(0.07)	$0.14	$(0.01)	$0.20
Diluted	$(0.07)	$0.13	$(0.01)	$0.18
Weighted average shares of common stock outstanding:
Basic	99,297	93,071	97,251	93,023
Diluted	99,297	101,560	97,251	100,277

(1)Amounts exclude depreciation and amortization.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(7,035)	$12,959	$(1,117)	$18,451
Other comprehensive income (loss):
Change in foreign currency translation adjustment(1)	209	306	(87)	251
Total other comprehensive income (loss)	209	306	(87)	251
Comprehensive income (loss)	$(6,826)	$13,265	$(1,204)	$18,702

(1)These amounts are presented gross of the effect of income taxes. The total change in foreign currency translation adjustment and the corresponding effect of income taxes are immaterial.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Retained Earnings
Balance as of March 31, 2020	162,596	$8	225,936	$11	—	$—	—	$—	$67,469	$43	$19,027	$86,558
Retroactive application of reverse recapitalization	(162,596)	(8)	(225,936)	(11)	72,975	8	18,977	2	9	—	—	—
Adjusted balance as of March 31, 2020	—	$—	—	$—	72,975	$8	18,977	$2	$67,478	$43	$19,027	86,558
Net income	—	—	—	—	—	—	—	—	—	—	12,959	12,959
Exercise of stock options	—	—	—	—	131	—	—	—	123	—	—	123
Stock-based compensation expense	—	—	—	—	—	—	—	—	871	—	—	871
Repurchase and retirement of common stock	—	—	—	—	(6)	—	—	—	—	—	(25)	(25)
Other comprehensive income	—	—	—	—	—	—	—	—	—	306	—	306
Balance as of June 30, 2020	—	$—	—	$—	73,100	$8	18,977	$2	$68,472	$349	$31,961	$100,792

	Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Retained Earnings
Balance as of March 31, 2021	162,596	$8	241,347	$12	—	$—	—	$—	$73,693	$185	$29,720	$103,618
Retroactive application of reverse recapitalization	(162,596)	(8)	(241,347)	(12)	75,158	8	18,977	2	10	—	—	—
Adjusted balance as of March 31, 2021	—	$—	—	$—	75,158	$8	18,977	$2	$73,703	$185	$29,720	103,618
Net loss	—	—	—	—	—	—	—	—	—	—	(7,035)	(7,035)
Business Combination and PIPE Financing	—	—	—	—	32,968	3	(2,847)	—	185,997	—	—	186,000
Exercise of stock options	—	—	—	—	1,497	—	—	—	1,091	—	—	1,091
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,140	—	—	2,140
Other comprehensive income	—	—	—	—	—	—	—	—	—	209	—	209
Balance as of June 30, 2021	—	$—	—	$—	109,623	$11	16,130	$2	$262,931	$394	$22,685	$286,023

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Retained Earnings
Balance as of December 31, 2019	162,596	$8	225,490	$11	—	$—	—	$—	$66,661	$98	$13,535	80,313
Retroactive application of reverse recapitalization	(162,596)	(8)	(225,490)	(11)	72,871	8	18,977	2	9	—	—	—
Adjusted balance as of December 31, 2019	—	$—	—	$—	72,871	$8	18,977	$2	$66,670	$98	$13,535	80,313
Net income	—	—	—	—	—	—	—	—	—	—	18,451	18,451
Exercise of stock options	—	—	—	—	235	—	—	—	144	—	—	144
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,658	—	—	1,658
Repurchase and retirement of common stock	—	—	—	—	(6)	—	—	—	—	—	(25)	(25)
Other comprehensive income	—	—	—	—	—	—	—	—	—	251	—	251
Balance as of June 30, 2020	—	$—	—	$—	73,100	$8	18,977	$2	$68,472	$349	$31,961	$100,792

	Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Retained Earnings
Balance as of December 31, 2020	162,596	$8	238,186	$12	—	$—	—	$—	$71,776	$481	$23,802	96,079
Retroactive application of reverse recapitalization	(162,596)	(8)	(238,186)	(12)	74,422	8	18,977	2	10	—	—	—
Adjusted balance as of December 31, 2020	—	$—	—	$—	74,422	$8	18,977	$2	$71,786	$481	$23,802	96,079
Net loss	—	—	—	—	—	—	—	—	—	—	(1,117)	(1,117)
Business Combination and PIPE Financing	—	—	—	—	32,968	3	(2,847)	—	185,997	—	—	186,000
Exercise of stock options	—	—	—	—	2,233	—	—	—	1,899	—	—	1,899
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,249	—	—	3,249
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(87)	—	(87)
Balance as of June 30, 2021	—	$—	—	$—	109,623	$11	16,130	$2	$262,931	$394	$22,685	$286,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(1,117)	$18,451
Adjustments:
Depreciation and amortization	12,932	10,828
Amortization of loan costs	196	—
Stock-based compensation expense	2,929	1,355
Change in fair value of warrant liabilities	(110)	—
Deferred income tax expense	(2,290)	(68)
Other	131	32
Changes in operating assets and liabilities
Receivables	(9,270)	(10,856)
Prepaid expenses and other current assets	5,189	146
Income tax receivable	(3,495)	—
Accounts payable & accrued liabilities	9,836	5,611
Other	206	(743)
Net cash provided by operating activities	15,137	24,756
Cash flows from investing activities:
Purchase of property and equipment	(491)	(789)
Additions to internal-use software	(13,153)	(11,732)
Additions to notes receivable	(7,533)	—
Net cash used in investing activities	(21,177)	(12,521)
Cash flows from financing activities:
Proceeds from stock option exercises	1,899	144
Net proceeds from Business Combination	185,722	—
Other	(406)	(25)
Net cash provided by financing activities	187,215	119
Foreign currency translation	(201)	44
Net change in cash and cash equivalents	180,974	12,398
Cash and cash equivalents at beginning of period	48,927	31,022
Cash and cash equivalents at end of period	$229,901	$43,420
Supplemental cash flow disclosures:
Interest paid	$53	$—
Income taxes paid, net of refunds	465	904
Non-cash investing and financing activities:
Capitalization of stock-based compensation	$320	$302
Reduction of notes receivable in exchange for internal-use software	1,495	—
Settlement of MGM Profit Share liability through the issuance of shares of Class A common stock	20,000	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands, unless otherwise noted)
NOTE 1—BACKGROUND AND BASIS OF PRESENTATION
Organization and Description of Business
PLAYSTUDIOS, Inc., formerly known as Acies Acquisition Corp. (the "Company” or "PLAYSTUDIOS"), was incorporated on August 14, 2020 as a Cayman Islands exempted company, and domesticated into a Delaware corporation on June 21, 2021 (the "Domestication"). The Company's legal name became PLAYSTUDIOS, Inc. following the closing of the business combination discussed in Note 3. The prior period financial information represents the financial results and conditions of Old PLAYSTUDIOS (as defined in Note 3).
The Company develops and operates online and mobile social gaming applications (“games” or “game”) and leverages marketing relationships with various partners to provide players a unique social gaming experience while earning “real world” rewards provided by the Company’s rewards partners. The Company’s games are free-to-play and available via the Apple App Store, Google Play Store, Amazon Appstore, and Facebook (collectively, “platforms” or “platform operators”). The Company creates games based on its own original content as well as third-party licensed brands. The Company generates revenue through the in-game sale of virtual currency and through advertising.
Unless the context indicates otherwise, all references herein to “PLAYSTUDIOS” the “Company,” “we,” “us,” and “our” are used to refer collectively to PLAYSTUDIOS, Inc. and its subsidiaries.
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of PLAYSTUDIOS, Inc. and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. Certain reclassifications in these financial statements have been made to comply with US GAAP applicable to public companies and SEC Regulation S-X.
In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position as of June 30, 2021, and its results of operations for the three and six months ended June 30, 2021, and 2020, and cash flows for the six months ended June 30, 2021, and 2020. The Consolidated Balance Sheets as of December 31, 2020 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes thereto. Significant estimates and assumptions reflected in the Company’s condensed consolidated financial statements include the estimated consumption rate of virtual goods that is used in the determination of revenue recognition, useful lives of property and equipment and definite-lived intangible assets, the expensing and capitalization of research and development costs for internal-use software, assumptions used in accounting for income taxes, stock-based compensation, the associated valuation of the Company’s common stock and the evaluation of goodwill and long-lived assets for impairment. The Company believes the accounting estimates are appropriate and reasonably determined. Due to the inherent uncertainties in making these estimates, actual amounts could differ materially.
Segments
Operating segments are defined as components of an entity for which discrete financial information is available, and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The CODM, the Company’s Chief Executive Officer, reviews financial information on a consolidated basis for purposes of evaluating performance and allocating resources. As such, the Company has one operating and reportable segment.
Emerging Growth Company
At June 30, 2021, the Company qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company has taken and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has opted to take advantage of such extended transition period available to emerging growth companies which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company can adopt the new or revised standard at the time private companies adopt the new or revised standard. The Company expects to lose its emerging growth company status on December 31, 2021. As a result, the Company will adopt all accounting pronouncements currently deferred based on private company standards for purposes of the Quarterly Form on 10-Q for the first quarter of 2022.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Warrant Liabilities
The Company evaluates all of its financial instruments, including issued warrants, to determine if such instruments are liability classified, pursuant to ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) or derivatives or contain features that qualify as embedded derivatives pursuant to ASC Topic 815, Derivatives and Hedging (“ASC 815”). The classification of instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Issuance costs incurred with the Business Combination that are attributable to liability classified warrants are expensed as incurred.
Share-Based Compensation
The Company measures compensation expense for all share-based awards at fair value on the date of grant and recognizes compensation expense over the service period on a straight-line basis for awards expected to vest.
The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value for option awards. In valuing our option awards, the Company makes assumptions about risk-free interest rates, dividend yields, volatility and weighted-average expected lives. The Company accounts for forfeitures as they occur. Risk-free interest rates are derived from United States Treasury securities as of the option award grant date. Expected dividend yield is based on our historical cash dividend payments, which have been zero to date. The expected volatility for shares of the Company's Class A common stock is estimated using our historical volatility. The weighted-average expected life of the option awards is estimated based on our historical exercise data.
The Company's dual class structure was created upon the Domestication (as defined in Note 3). The Class B common stock including Class B common stock underlying vested stock options, held by Mr. Andrew Pascal, the Company's Chairman and Chief Executive Officer, or his affiliates (the "Founder Group") carry a super vote premium. As the Founder Group did not have control of Old PLAYSTUDIOS prior to the Business Combination, and Mr. Pascal is an employee of the Company, the incremental value resulting from the super vote premium is accounted for as incremental compensation costs.
The Company utilized the market approach by observing other market participants with (i) dual class structures, (ii) super vote premiums for a single class and (iii) both classes trading on a national exchange. Based on the observed data, management selected a premium for the Class B common stock and the stock options held by members of the Founder Group.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amended guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities in the Consolidated Balance Sheets and disclosing key information about leasing arrangements. The adoption of this guidance is expected to result in a significant portion of the Company’s operating leases, where the Company is the lessee, to be recognized in the Company’s Consolidated Balance Sheets. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This guidance is effective for the Company for fiscal years beginning after December 15, 2021 and interim periods within that annual reporting period, with earlier adoption permitted. The Company is currently evaluating the impact of adopting this guidance.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The new guidance replaces the incurred loss impairment methodology in current guidance with a current expected credit loss model (“CECL”) that incorporates a broader range of reasonable and supportable information including the forward-looking information. This guidance is effective for the Company for fiscal year beginning after December 15, 2021, including interim periods within that annual reporting period, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of adopting this guidance.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This guidance is effective for the Company for fiscal years beginning after December 15, 2021 and interim periods within that annual reporting period, with early adoption permitted with simultaneous adoption of all provisions of the new standard. The Company is currently evaluating the impact of adopting this guidance.
Recently Adopted Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new amendment, the Company is required to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The guidance is effective for the Company for fiscal year beginning after December 15, 2022, with early adoption permitted. The Company early adopted this guidance prospectively on January 1, 2021, and it did not have any impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation costs Incurred in a Cloud Computing Arrangement that is a Service Contract, that requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance in ASC Topic 350, Intangibles—Goodwill and Other. This guidance is effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. The Company early adopted this guidance prospectively on January 1, 2020, and it did not have a material impact on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This temporary guidance provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. ASU 2020-04 is effective as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 and may be applied prospectively through December 31, 2022. The Company adopted this guidance prospectively on January 1, 2021, and it did not have any impact on the Company’s consolidated financial statements.
NOTE 3—BUSINESS COMBINATION
Business Combination
On June 21, 2021 (the “Closing Date”), Acies Acquisition Corp., a Cayman Islands exempted company (prior to the Closing Date, “Acies”), consummated the previously announced business combination (“Business Combination”) with PlayStudios, Inc., a Delaware corporation (“Old PLAYSTUDIOS”) pursuant to the Agreement and Plan of Merger, dated as of February 1, 2021 (the “Merger Agreement”), by and among Acies, Catalyst Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Acies (“First Merger Sub”), Catalyst Merger Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Acies (“Second Merger Sub”), and Old PLAYSTUDIOS.
In connection with the closing of the Business Combination, Acies filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation (the “Certificate of Incorporation”) and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which Acies was domesticated and continues as a Delaware corporation, changing its name to PLAYSTUDIOS, Inc. (the “Domestication”). As a consequence of filing the Certificate of Incorporation, the Company adopted a dual class structure, comprised of the Company’s Class A common stock, which is entitled to one vote per share, and the Company’s Class B common stock, which is entitled to 20 votes per share. See Note 16 for further discussion on the dual class structure.
As a result of and upon the effective time of the Domestication, among other things, (1) each of the then-issued and outstanding Class A ordinary shares, par value $0.0001 per share, of Acies (the “Acies Class A ordinary shares”), automatically converted, on a one-for-one basis, into a share of the Class A common stock, par value $0.0001 per share, of the Company (the “Class A common stock”); (2) each then-issued and outstanding redeemable warrant of Acies automatically converted into a redeemable warrant (the "Warrants") to acquire one share of Class A common stock; and (3) each of the then-issued and outstanding units of Acies that had not been previously separated into the underlying Acies Class A ordinary shares and underlying Acies warrants upon the request of the holder thereof were cancelled and entitled the holder thereof to one share of Class A common stock and one-third of one Warrant. Any fractional Warrants for any holder of units were rounded down and canceled for no consideration.

Following the Domestication, the following transactions (the “Transactions”) occurred:
•First Merger Sub merged with and into Old PLAYSTUDIOS, with Old PLAYSTUDIOS surviving as a wholly owned subsidiary of Acies (the “First Merger”);
•immediately following the First Merger, and as part of an integrated transaction with the First Merger, Old PLAYSTUDIOS merged with and into Second Merger Sub, with Second Merger Sub surviving as a wholly owned subsidiary of Acies (the “Second Merger” and, together with the First Merger, the “Mergers”);
•as a result of the Mergers, among other things, each outstanding share of common stock of Old PLAYSTUDIOS (“PlayStudios Common Stock”) and each outstanding share of preferred stock of Old PLAYSTUDIOS (“PlayStudios Preferred Stock”) and, together with the "PlayStudios Common Stock," the "Old PLAYSTUDIOS Stock" as of the effective time of the First Merger (the “Effective Time”) were cancelled in exchange for the following:
◦if the holder of such share made an election to receive cash, 0.233 in cash per share of Old PLAYSTUDIOS Stock subject to such cash election, provided that no holder could elect to receive cash for more than 15% of such holder's shares of Old PLAYSTUDIOS Stock;
◦if the holder of such share did not make a cash election, as of the Effective Time, the capital stock held by the holder was automatically canceled and converted into the right to receive 0.233 shares of the Company's common stock (the "Exchange Ratio"), rounded down to the nearest whole number of shares;
•as a result of the Mergers, each outstanding share of PlayStudios Common Stock and PlayStudios Preferred Stock issued and outstanding immediately prior to the Effective Time as well as any outstanding unexercised vested options to purchase shares of PlayStudios Common Stock received the contingent right to receive the applicable Earnout Pro Rata Portion (as defined in the Merger Agreement) of an aggregate of 15.0 million additional shares of Class A common stock (the “Earnout Shares”), which right shall be contingent upon the closing price of the Class A common stock exceeding $12.50 and $15.00 per share, respectively, for any 20 trading days within any 30-trading day period commencing on or after November 18, 2021 and ending no later than the June 21, 2026 (the Earnout Shares will also vest based on the price targets in connection with a sale of the Company) (each of the foregoing vesting events, an “Earnout Triggering Event”); and
•as a result of the Mergers, each outstanding and unexercised option to purchase PlayStudios Common Stock, whether or not vested or exercisable, converted into an option to purchase a share of Class A common stock or Class B common stock, except for any such option that is held by any member of the Founder Group, which will be converted into an option to purchase a share of Class B common stock, in each case with the same terms except for the number of shares exercisable thereunder and the exercise price, each of which were adjusted using the Exchange Ratio.
In connection with the Business Combination, Acies entered into subscription agreements with certain investors ("PIPE Investors"), whereby it issued 25.0 million shares of Class A common stock at $10.00 per share (the "PIPE Shares") for an aggregate purchase price of $250.0 million (the "PIPE Financing"), which closed simultaneously with the consummation of the Business Combination. $20.0 million of the PIPE Financing was used to terminate the profit share provision of an agreement with MGM Resorts International, one of the PIPE Investors.
The following table summarizes the total number of shares of common stock outstanding immediately following the Closing.

Shares
Acies public stockholders(1)	10,191
Sponsor(1)(2)	3,724
PLAYSTUDIOS stockholders (excluding the Founder Group)(3)	70,708
Founder Group(3)	16,130
PIPE Investors	25,000
Common Stock	125,753

Class A common stock	109,623
Class B common stock	16,130
(1)Excludes the shares of Class A common stock underlying the Warrants, as the Warrants are not exercisable until October 27, 2021. Reflects the redemption of 11.3 million Acies Class A ordinary shares.
(2)Includes 0.9 million shares of Class A common stock, held by Acies Acquisition, LLC (the "Sponsor") that are subject to forfeiture if certain earnout conditions are not satisfied, as the shares are issued and outstanding as of the Closing of the Business Combination. The 0.9 million shares do not have voting rights until the Earnout Triggering Events have occurred.

(3)Excludes the shares of Class A and Class B common stock underlying stock options and the Earnout Shares, as they do not represent legally outstanding shares of common stock at Closing.
In connection with the Business Combination, the Company incurred direct and incremental costs of $32.4 million related to the equity issuance, consisting primarily of investment banking and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds.
The Company incurred approximately $1.4 million of expenses primarily related to advisory, legal and accounting fees in conjunction with the Business Combination. Of this, $0.8 million and $1.2 million was recorded in general and administrative expenses on the consolidated statements of operations for the three and six months ended June 30, 2021, respectively.
The aggregate consideration for the Business Combination was approximately $1,041.0 million, payable in the form of the Company's Class A and Class B common stock and cash. The following table summarizes the merger consideration (in thousands, except per share information).

Consideration
Cash consideration	$102,020
Shares transferred at closing(1)	86,838
Value per share	$10.00
Share consideration	$868,380
Total consideration	$970,400
Shares of common stock underlying vested options	7,060
Value per share	$10.00
70,600
Aggregate consideration	$1,041,000
(1)Excludes shares of common stock underlying stock options that are vested but unexercised as of the closing date of the Business Combination. As the shares do not represent legally outstanding shares of common stock at closing, they are excluded from the total consideration amount.
The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows for the six months ended June 30, 2021:

Cash - Acies Trust and cash (net of redemptions)	$101,962
Cash - PIPE	230,000
Less: Cash consideration	(102,020)
Less: Transaction costs	(44,220)
Net Business Combination and PIPE Financing	$185,722
Reverse Recapitalization
The Business Combination was accounted for as a reverse recapitalization and Acies was treated as the “acquired” company for accounting purposes. The Business Combination was accounted as the equivalent of Old PLAYSTUDIOS issuing stock for the net assets of Acies, accompanied by a recapitalization. Accordingly, all historical financial information presented in these condensed consolidated interim financial statements represents the accounts of Old PLAYSTUDIOS “as if” Old PLAYSTUDIOS is the predecessor to the Company. The common stock and net income per share, prior to the Business Combination, have been adjusted to share amounts reflecting the Exchange Ratio.

NOTE 4—RELATED-PARTY TRANSACTIONS
The following table is a summary of balance sheet assets and liabilities from related parties:

	June 30, 2021	December 31, 2020	Financial Statement Line Item
Marketing Agreement	$1,000	$1,000	Intangibles, net
Marketing Agreement	$—	$20,000	Accrued liabilities
The Company did not have any revenues recognized from related parties during the three and six months ended June 30, 2021 and 2020.

In connection with the Business Combination and in accordance with the Merger Agreement, during the three months ended June 30, 2021, the Company paid $2.5 million to myCause Charitable Foundation ("myCause"), a 501(c)(3) foundation established and administered by certain members of management of the Company.
The Company’s remaining expenses recognized from related parties were immaterial during the three and six months ended June 30, 2021 and 2020.
MGM Resorts International (“MGM”)
MGM is a stockholder and an MGM senior executive also serves on the Company’s Board of Directors. MGM owns approximately 16.6 million and 14.6 million shares of the Company's outstanding Class A common stock as of June 30, 2021 and December 31, 2020, respectively.
Marketing Agreement
In April 2011, the Company entered into a joint marketing agreement with MGM (as amended, the “Marketing Agreement”) in exchange for assistance with marketing campaigns and the exclusive right to utilize MGM’s licensed marks and licensed copyrights for the development of certain of the Company’s social casino games. The initial term was for one year from the go-live date of the first such game in July 2012, with an automatic renewal provision for successive two-year terms based on the games meeting certain performance criteria. If the games do not achieve the specified performance criteria, the term will be automatically renewed for a one-year period and the right to utilize MGM’s licensed marks and copyrights will become non-exclusive. The non-exclusive term will be automatically renewed for successive one-year periods so long as the games meet certain other performance criteria. As consideration for the use of MGM’s intellectual property, the Company issued 19.2 million shares of its common stock representing 10% of its then-outstanding common stock; and in lieu of royalty payments, the Company agreed to pay MGM a profit share of: (i) during the exclusive term, a mid- to high-single digit percentage of cumulative net operating income, as defined in the Marketing Agreement, and (ii) during the non-exclusive term, a low- to mid-single digit percentage of cumulative net operating income. As further described in Note 9, the Marketing Agreement was recorded as an indefinite-lived intangible asset.
On October 30, 2020, the Company and MGM agreed to amend the Marketing Agreement (the “MGM Amendment”), under which the Company and MGM agreed to terminate the profit share provision. In exchange, the Company agreed to remit to MGM a one-time payment of $20.0 million, payable on the earliest to occur of (i) the PIPE Investment, (ii) the date that the Company waives MGM’s commitment to participate in the PIPE Investment, or (iii) two years from the date of the MGM Amendment. In addition, MGM agreed to reinvest in the Company at a minimum amount of $20.0 million by participating in the PIPE Investment or a private placement of equity offering to third party investors for a minimum gross proceeds to the Company of $50.0 million. As a result of the termination, the Company is no longer obligated to make profit share payments, but the other rights and obligations under the Marketing Agreement continue in full force and effect. The Company recorded none and $0.3 million as profit share expense during the three months ended June 30, 2021 and 2020, respectively, and recorded none and $0.3 million as profit share expense during the six months ended June 30, 2021 and 2020, respectively.
On June 21, 2021 the Company consummated the previously announced Business Combination and MGM participated in the PIPE Investment. In connection with the PIPE Investment, the Company recorded an equity contribution from MGM as a settlement of the $20.0 million liability. As of June 30, 2021, the $20.0 million liability was settled in full and no amount remained outstanding.

NOTE 5—RECEIVABLES
Receivables consist of the following:

	June 30, 2021	December 31, 2020
Trade receivables	$23,293	$16,616
Notes receivables	2,320	—
Other receivables	42	—
Total receivables	$25,655	$16,616
Trade receivables represent amounts due to the Company from social and mobile platform operators, including Apple, Google, Amazon and Facebook. Trade receivables are recorded when the right to consideration becomes unconditional. No allowance for doubtful accounts was considered necessary as of June 30, 2021 and December 31, 2020.
Concentration of Credit Risk
As of June 30, 2021, Apple, Inc. and Google, Inc. accounted for 57.8 and 26.3% of the Company’s total receivables, respectively, while as of December 31, 2020, Apple, Inc. and Google, Inc. accounted for 48.9% and 42.7% of the Company’s total receivables, respectively. As of June 30, 2021 and December 31, 2020, the Company did not have any additional counterparties that exceeded 10% of the Company’s net accounts receivable.

As of June 30, 2021, 93.5% of the Company’s total notes receivables were concentrated in amounts due from game developers. Each of the counterparties within the concentrated group are engaged in game development services as their primary form of business, subjecting the group to similar activities and economic risks. In the event that the group fails completely to perform according to the terms of the notes, and any collateral applicable proved to be of no value, the maximum amount of loss which the Company may incur is approximately $5.1 million, $3.0 million of which is reported within the Other long-term assets line item on the Condensed Consolidated Balance Sheets. Approximately 40.0% of the notes subject to risk are secured by certain intellectual property created, developed or acquired by the developers.
NOTE 6—FAIR VALUE MEASUREMENT
The carrying values of the Company’s cash and cash equivalents, trade receivables and accounts payable approximate fair value due to their short maturities.
The following tables present the financial assets not measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Carrying Value	Estimated Fair Value	Fair Value Hierarchy	Financial Statement Line Item
Financial assets:
Notes receivable - current	$2,320	$2,320	Level 3	Receivables
Notes receivable - non-current	3,091	3,091	Level 3	Other long-term assets
Total financial assets	$5,411	$5,411

	December 31, 2020
	Carrying Value	Estimated Fair Value	Fair Value Hierarchy	Financial Statement Line Item
Financial assets:
Notes receivable - non-current	$815	$815	Level 3	Other long-term assets
Total financial assets	$815	$815
The notes receivable are fixed-rate investments, are not traded and do not have observable market inputs, therefore, the fair value is estimated to be equal to the carrying value.
The following table presents the liabilities measured at fair value on a recurring basis, by input level, in the Consolidated Balance Sheets at June 30, 2021:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$13,274	—	—	13,274
Private Warrants	—	7,070	—	7,070
Total financial liabilities	$13,274	$7,070	$—	$20,344
The Company did not have any liabilities similar to those above requiring fair value measurement at December 31, 2020.

NOTE 7—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	June 30, 2021	December 31, 2020
Computer equipment	$8,770	$8,328
Leasehold improvements	6,318	6,365
Furniture and fixtures	2,303	2,266
Construction in progress	89	90
Total property and equipment	17,480	17,049
Less: accumulated depreciation	(12,226)	(10,848)
Total property and equipment, net	$5,254	$6,201
The aggregate depreciation expense for property and equipment, net is reflected in “Depreciation and amortization” in the Consolidated Statements of Operations. During the three months ended June 30, 2021 and 2020, depreciation expense was $0.7 million and $0.7 million, respectively, and during the six months ended June 30, 2021 and 2020, depreciation expense was $1.4 million and $1.4 million, respectively. No impairment charges or material write-offs were recorded for the three and six months ended June 30, 2021 and 2020.
Property and equipment, net by region consists of the following:

	June 30, 2021	December 31, 2020
United States	$1,657	$2,098
EMEA(1)	3,136	3,436
All other countries	461	667
Total property and equipment, net	$5,254	$6,201

(1)Europe, Middle East, and Africa (“EMEA”). Amounts primarily represent leasehold improvements of local office space and computer equipment.
NOTE 8—INTERNAL-USE SOFTWARE, NET
Internal-use software, net consists of the following:

	June 30, 2021	December 31, 2020
Internal-use software	$117,610	$103,041
Less: accumulated amortization	(75,252)	(64,285)
Total internal-use software, net	$42,358	$38,756
The aggregate amortization expense for internal-use software, net is reflected in "Depreciation and amortization" in the Consolidated Statements of Operations. During the three months ended June 30, 2021 and 2020, the Company capitalized internal-use software development costs of $8.1 million and $6.1 million, respectively, and during the during the six months ended June 30, 2021 and 2020, the Company capitalized internal-use software development costs of $15.0 million and $12.0 million, respectively. Total amortization expense associated with its capitalized internal-use software development costs for the three months ended June 30, 2021 and 2020 was $6.1 million and $4.6 million, respectively, and for the six months ended June 30, 2021 and 2020 was $11.3 million and $8.9 million, respectively. There were no write-offs or impairment charges recorded for the three and six months ended June 30, 2021 and 2020.

NOTE 9—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had $5.1 million in goodwill as of June 30, 2021 and December 31, 2020. Other than the Business Combination and Reverse Recapitalization described in Note 1, there were no business combinations during the three and six months ended June 30, 2021 and 2020. There were no indicators of impairment as of June 30, 2021 and December 31, 2020.

Intangible Assets
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset other than goodwill:

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Licenses	$1,000	$(600)	$400	$1,000	$(500)	$500
Trade names	1,240	(1,240)	—	1,240	(1,116)	124
	2,240	(1,840)	400	2,240	(1,616)	624
Nonamortizable intangible assets:
Marketing Agreement with a related party	1,000	—	1,000	1,000	—	1,000
Total intangible assets	$3,240	$(1,840)	$1,400	$3,240	$(1,616)	$1,624

Intangible assets consist of trade names and long-term license agreements with various third parties as described in Note 2 to the consolidated financial statements. As further described in Note 4 to the consolidated financial statements, the MGM Marketing Agreement is an indefinite-lived intangible asset, which gives us the exclusive rights to feature MGM’s intellectual property in the Company’s games subject to automatic renewal provisions described in Note 4. The weighted-average period remaining until the next renewal is 0.3 years as of June 30, 2021. The Company is reasonably certain that it will renew the Marketing Agreement.
The aggregate amortization expense for amortizable intangible assets is reflected in “Depreciation and amortization” in the Consolidated Statements of Operations. During the three months ended June 30, 2021 and 2020, amortization was $0.1 million and $0.1 million, respectively, and during the six months ended June 30, 2021 and 2020, amortization was $0.2 million and $0.5 million, respectively. There were no impairment charges for intangible assets for the three and six months ended June 30, 2021 and 2020.
As of June 30, 2021, the estimated annual amortization expense for the years ending December 31, 2021 through 2025 is as follows:

Year Ending December 31,	Projected Amortization Expense
Remaining 2021	$100
2022	200
2023	100
2024	—
2025	—
Total	$400
NOTE 10—WARRANT LIABILITIES
Public Warrants and Private Warrants
Upon the closing of the Business Combination, there were here were approximately 7.2 million publicly-traded redeemable warrants to purchase shares of Class A common stock (the "Public Warrants") and 3.8 million redeemable warrants to purchase shares of Class A common stock initially issued to the Sponsor in a private placement (the "Private Warrants") were issued by Acies prior to the Business Combination. Each whole Warrant entitles the registered holder to purchase one whole share of the Company’s common stock at a price of $11.50 in cash per share, subject to adjustment as discussed below, starting on October 27, 2021, provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available. If the Company fails to maintain an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the Warrants, the Company is required to allow the Warrants to be exercised on a "cashless basis" in accordance with the terms of the warrant agreement governing the Warrants (the "Warrant Agreement"). Pursuant to the Warrant Agreement, a holder of Warrants may exercise the Warrants only for a whole number of shares of Class A common stock. The Warrants will expire 5 years after the completion of the Business Combination, or earlier upon redemption or liquidation. The Private warrants are identical to the Public Warrants, except that the Private Warrants and the shares of Class A common stock issuable upon exercise of the Private Warrants were not transferable until after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are non-

redeemable so long as they are held by the initial holder or any of its permitted transferees. If the Private Warrants are held by someone other than the initial holder or its permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The Private Warrants may be exercised on a cashless basis so long as held by the Sponsor or certain permitted transferees.
The Company may redeem the outstanding Public Warrants in whole, but not in part, at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20-trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the Warrant Holders. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis. In no event will the Company be required to net cash settle the exercise of Warrants.
At June 30, 2021, there were approximately 7.2 million Public Warrants and 3.8 million Private Warrants outstanding. Refer to Note 6 – Fair Value Measurements for further information.

NOTE 11—ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	June 30, 2021	December 31, 2020
MGM profit share buyout	$—	$20,000
Accrued payroll and vacation	11,093	4,860
Other accruals	3,558	4,229
Total accrued liabilities	$14,651	$29,089
MGM Profit Share Buyout
As further described in Note 4 to these condensed consolidated financial statements, in October 2020, the Company and MGM agreed to amend the Marketing Agreement to terminate the profit share provision. In exchange, the Company agreed to remit to MGM a one-time payment of $20.0 million, payable on the earliest to occur of (i) the PIPE Investment, (ii) the date that the Company waives MGM’s commitment to participate in the PIPE Investment, or (iii) two years from the date of the MGM Amendment. At the Closing of the Business Combination, the Company satisfied all obligations related to the MGM profit share buyout.
Accrued payroll and vacation
Accrued payroll and vacation includes a $5.0 million transaction bonus to employees per the terms of the Merger Agreement. This amount was subsequently paid in July 2021.
Other Accruals
Other accruals include various expenses for accrued accounts payable, deferred rent, accrued legal and accounting services, accrued royalties, accrued property and equipment, accrued advertising, and income taxes payable.
NOTE 12—REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table summarizes the Company’s revenue disaggregated by type, and by over time or point in time recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Virtual currency (over time)(1)	$69,746	$77,453	$142,972	$135,621
Advertising (point in time)	1,076	417	1,947	551
Total net revenue	$70,822	$77,870	$144,919	$136,172

(1)Virtual currency is recognized over the estimated consumption period.

The following table summarizes the Company’s revenue disaggregated by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$61,670	$66,317	$125,743	$115,467
All other countries	9,152	11,553	19,176	20,705
Total net revenue	$70,822	$77,870	$144,919	$136,172
Contract Balances
Contract assets represent the Company’s ability to bill customers for performance obligations completed under a contract. As of June 30, 2021 and December 31, 2020, there were no contract assets recorded in the Company’s consolidated balance sheet. The deferred revenue balance related to the purchase of virtual currency was immaterial as of June 30, 2021 and December 31, 2020. The opening and closing balance of trade receivables is further described in Note 5.

NOTE 13—LONG-TERM DEBT
Credit Agreement
On June 24, 2021, in connection with the Closing, the Company terminated and replaced the Revolver (as defined below). The Company, a subsidiary of the Company, JPMorgan Chase Bank, N.A., as administrative agent and JPMorgan Chase Bank, N.A., Silicon Valley Bank and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers entered into a credit agreement (the “Credit Agreement”) which provides for a five-year revolving credit facility in an aggregate principal amount of $75.0 million. Borrowings under the Credit Agreement may be borrowed, repaid and re-borrowed by the Company, and are available for working capital, general corporate purposes and permitted acquisitions.
Commitment fees and interest rates are determined on the basis of either a Eurodollar rate or an Alternate Base Rate plus an applicable margin. The applicable margins are initially 2.50%, in the case of Eurodollar loans, and 1.50%, in the case of Alternate Base Rate loans. The applicable margin is subject to adjustment based upon the Company's Total Net Leverage Ratio (as defined in the Credit Agreement). Eurodollar rates and the Alternate Base Rate are subject to floors of 0.00% and 1.00%, respectively. The Credit Agreement contains various affirmative and negative financial and operational covenants applicable to the Company and its subsidiaries.
The Credit Agreement includes customary reporting requirements, conditions precedent to borrowing and affirmative, negative and financial covenants. Specific financial covenants include the following:, commencing with the quarter ending September 30, 2021:
•Maximum Net Leverage Ratio of 3.50:1.00 (subject to increase to 4.00:1.00 following consummation of certain material acquisitions)
•Minimum Fixed Charge Coverage Ratio of 1.25:1.00.
At issuance, the Company capitalized $0.7 million in debt issuance costs. As of June 30, 2021 the Company has not made any drawdowns on the Credit Agreement.
Private Venture Growth Capital Loans
On March 27, 2020, the Company entered into an agreement for a revolving credit facility (the “Revolver”) with Silicon Valley Bank (“SVB”). The Revolver was secured by the assets including intellectual property of the Company and matures on September 27, 2022. Borrowings under the Revolver may be borrowed, repaid and re-borrowed by the Company, and are available for working capital, general corporate purposes and permitted acquisitions. Up to $3.0 million of the Revolver may be used for letters of credit. On June 24, 2021, in connection with the Closing, the Company terminated and replaced the Revolver as described above.
During the three and six months ended June 30, 2021 and in conjunction with the refinancing described above, the Company wrote off its remaining $0.1 million of debt issuance costs to "Interest income (expense), net" on the Consolidated Statements of Operations.
NOTE 14—INCOME TAXES
The Company recorded an income tax benefit of $5.8 million and income tax expense of $3.3 million for the three months ended June 30, 2021 and 2020, respectively, and the Company recorded an income tax benefit of $4.5 million and income tax expense of $3.8 million for the six months ended June 30, 2021 and 2020, respectively. The Company has historically calculated the income tax provision or benefit for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the period ended June 30, 2021, the Company determined that small changes in estimated "ordinary” income would result in significant changes in the estimated annual effective tax rate, and therefore, the Company used a discrete effective tax rate method to calculate the income tax provision or benefit for the six months ended June 30, 2021.
The Company has analyzed filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns and for all open tax years. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. Although timing of the resolution and/or closure of audits is highly uncertain, the Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next 12 months. The Company’s policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax expense.

NOTE 15—COMMITMENTS AND CONTINGENCIES
Minimum Guarantee Liability
The following are the Company’s total minimum guaranteed obligations as of:

	June 30, 2021	December 31, 2020
Accrued royalties(1)	$200	$100
Minimum guarantee liability	200	300
Total minimum guarantee obligations	$400	$400
Weighted-average remaining term (in years)	2.25	2.5

(1)Accrued royalties are included within the Accrued liabilities line item on the Consolidated Balance Sheets.
The following are the Company’s remaining expected future payments of minimum guarantee obligations as of June 30, 2021:

Year Ending December 31,	Minimum Guarantee Obligations
Remainder of 2021	$200
2022	200
2023	—
2024	—
2025	—
Total	$400
Leases
The Company leases both office space and office equipment and classifies these leases as either operating or capital leases for accounting purposes based upon the terms and conditions of the individual lease agreements. As of June 30, 2021 and December 31, 2020, all leases were classified as operating leases and expire at various dates through 2024, with certain leases containing renewal option periods of two to five years at the end of the current lease terms.
The Company’s future minimum rental commitments as of June 30, 2021, are as follows:

Year Ending December 31,	Minimum Rental Commitments
Remaining 2021	$2,342
2022	3,203
2023	1,153
2024	429
2025	—
Total	$7,127
Certain lease agreements have rent escalation provisions over the lives of the leases. The Company recognizes rental expense based on a straight-line basis over the term of the leases. Rental expense was $1.2 million and $1.1 million for the three months ended

June 30, 2021 and 2020, respectively, and $2.4 million and $2.2 million for the six months ended June 30, 2021 and 2020, respectively, which is included within “General and administrative” expenses in the Consolidated Statements of Operations.
Other
The Company is party to ordinary and routine litigation incidental to its business. On a case-by-case basis, the Company engages inside and outside counsel to assess the probability of potential liability resulting from such litigation. After making such assessments, the Company makes an accrual for the estimated loss only when the loss is reasonably probable and an amount can be reasonably estimated. The Company does not expect the outcome of any pending litigation to have a material effect on the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations, or Consolidated Statements of Cash Flows.
In May 2021, the Company became party to a litigation matter brought by TeamSava d.o.o. Beograd (“TeamSava”) and other related parties. The plaintiffs filed a Statement of Claim in May 2021 in Tel Aviv District Court in Israel, alleging claims, among other things, that the Company breached the terms of a commercial contract relating to services provided by TeamSava and related parties in connection with the sourcing and administrative management of personnel in Serbia who provided game development services exclusively for the Company. The pending litigation seeks damages of 27.3 million New Israeli Shekels ("NIS"). The Company believes that the claims are without merit and the Company intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of this litigation. The Company’s range of possible loss could be up to 27.3 million NIS based on the claim amount of the litigation, but the Company is not able to reasonably estimate the probability or amount of loss and therefore has not made any accruals.

NOTE 16—STOCKHOLDERS’ EQUITY
The condensed consolidated statements of stockholders’ equity reflect the reverse recapitalization as discussed in Note 3 as of June 21, 2021. As Old PLAYSTUDIOS was deemed the accounting acquirer in the reverse recapitalization with Acies, all periods prior to the consummation date reflect the balances and activity of Old PLAYSTUDIOS. The consolidated balances and the audited consolidated financial statements of Old PLAYSTUDIOS, as of December 31, 2020, and the share activity and per share amounts in these condensed consolidated statements of equity were retroactively adjusted, where applicable, using the recapitalization exchange ratio of 0.233 for Old PLAYSTUDIOS common stock. Old PLAYSTUDIOS Series A Preferred Stock, Old PLAYSTUDIOS Series B Preferred Stock, Old PLAYSTUDIOS Series C-1 Preferred Stock, Old PLAYSTUDIOS Series C Preferred Stock, and Old PLAYSTUDIOS Series B Preferred Stock were converted into shares of Old PLAYSTUDIOS common stock at a share conversion factor of 1.0 as a result of the reverse recapitalization. Old PLAYSTUDIOS warrants to purchase preferred stock were deemed exercised and the underlying shares converted based on the respective preferred stock conversion ratio. See Note 3 for further discussion.
Common Stock
As of June 30, 2021, the Company was authorized to issue 2.0 billion and 25.0 million shares of Class A and Class B common stock, respectively. The company had 109.6 million and 74.4 million shares of Class A common stock and 16.1 million and 19.0 million shares of Class B common stock issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.
Subject to the prior rights of the holders of any preferred stock, the holders of common stock are entitled to receive dividends out of the funds legally available at the times and in the amounts determined by the Company's Board of Directors. Each holder of Class A common stock is entitled to one vote for each share of Class A common stock held and each holder of Class B common stock is entitled to twenty votes for each share of Class B common stock held. After the full preferential amounts due to preferred stockholders have been paid or set aside, the remaining assets of the Company available for distribution to its stockholders, if any, are distributed to the holders of common stock ratably in proportion to the number of shares of common stock then held by each such holder. None of the Company’s common stock is entitled to preemptive rights and neither is subject to redemption. The Company’s common stock is not convertible into any other shares of the Company’s capital stock.
The shares of Class B common stock are subject to a “sunset” provision if any member of the Founder Group transfers shares of Class B common stock outside the Founder Group (except for certain permitted transfers). In the event of such non-permitted transfers, any share transferred will automatically convert into shares of Class A common stock. In addition, the outstanding shares of Class B common stock will be subject to a “sunset” provision by which all outstanding shares of Class B common stock will automatically convert into shares of Class A common stock (i) if holders representing a majority of the Class B common stock vote to convert the Class B common stock into Class A common stock, (ii) if the Founder Group and its permitted transferees collectively no longer beneficially own at least 20% of the number of shares of Class B common stock collectively held by the Founder Group as of the Effective Time, or (iii) on the nine-month anniversary of the Founder’s death or disability, unless such date is extended by a majority of independent directors.

Accumulated Other Comprehensive Income
The following tables shows a summary of changes in accumulated other comprehensive income from December 31, 2019 to June 30, 2020 and December 31, 2020 to June 30, 2021:

	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance as of December 31, 2020	$481	$481
Foreign currency translation	(87)	(87)
Balance as of June 30, 2021	$394	$394

	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance as of December 31, 2019	$98	$98
Foreign currency translation	251	251
Balance as of June 30, 2020	$349	$349

NOTE 17—STOCK-BASED COMPENSATION
2011 and 2021 Equity Incentive Plans
Old PLAYSTUDIOS' 2011 Omnibus Stock and Incentive Plan (the “2011 Plan”) provides for the grant of incentive and non-statutory options, stock appreciation rights, restricted stock awards and restricted stock units to employees, directors and consultants of the Company, collectively referred to as “Awards.”
Each Old PLAYSTUDIOS stock option from the 2011 Plan that was outstanding immediately prior to the Mergers and held by current employees or service providers, whether vested of unvested, was converted into an option to purchase 0.233 shares of common stock (each such option, an “Exchanged Option”). Except as specifically provided in the Merger Agreement, following the Merger, each Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Old PLAYSTUDIOS option immediately prior to the consummation of the Merger. All equity awards activity was retroactively restated to reflect the Exchanged Options.
On June 17, 2021, the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”). The aggregate number of shares of common stock reserved for future issuance under the 2021 Plan is 16.7 million. The number of shares of common stock available under the 2021 Plan will increase annually on the first day of each calendar year, beginning with the calendar year ending December 31, 2022, with such annual increase equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on the last business day of the immediately preceding fiscal year and (ii) an amount determined by the Company's Board of Directors. The Company has not issued any awards under the 2021 Plan.
The 2021 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock awards, and performance awards to employees, officers, non-employee directors and independent service providers of the Company. The 2021 Plan became effective immediately upon the closing of the Merger and replaces the 2011 Plan.
Stock-Based Compensation
In connection with the Domestication and the Closing of the Business Combination, the Founder Group beneficially owned 16.1 million shares of Class B common stock, resulting in 74.7% of voting power of the Company. In addition, on the Closing Date of the Business Combination, the Founder Group was the beneficial owner of 2.2 million fully vested options underlying shares of Class B common stock, which accounted for all of Mr. Pascal's outstanding options on the Closing Date of the Business Combination. As a result of the Business Combination, the Founder Group has a controlling interest in the Company. As the Founder Group did not have control of Old PLAYSTUDIOS immediately prior to the Business Combination, and as Mr. Pascal is an employee of the Company, the incremental value resulting from the super vote premium is accounted for as incremental compensation costs. During the three and six months ended June 30, 2021, the Company incurred $1.1 million of additional compensation expense related to the Founder Group's beneficial ownership interest in Class B common stock and the underlying vested options as of the Closing Date.

The following table summarizes stock-based compensation expense that the Company recorded in income (loss) from operations for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Selling and marketing	$14	$24	$32	$47
General and administrative	1,238	263	1,469	525
Research and development	777	444	1,428	783
Stock-based compensation expense	$2,029	$731	$2,929	$1,355
Capitalized stock-based compensation	$111	$141	$320	$302
Stock Options
All of the options granted under the 2011 Plan have time-based vesting periods vesting over a period of three to four years and a maximum term of 10 years from the grant date.

Separate from the 2011 Plan, and in connection with the acquisition of our Israeli subsidiary, a limited number of employees have been granted performance-based stock options. The Company awarded 4.2 million performance-based stock options in 2017. These options had vesting that was tied to the achievement of defined performance and profitability metrics. The performance-based stock options have a weighted-average grant-date fair value of $0.56 per share. The performance-based stock options fully vested in 2018. During the year ended December 31, 2020, the majority of performance-based stock options were exercised, resulting in 0.1 million options outstanding as of June 30, 2021.
The following is a summary of stock option activity for time-based and performance-based options for the six months ended June 30, 2021 (in thousands, except weighted-average exercise price and remaining term):

	No. of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2020	18,090	$0.85
Granted	128	7.85
Exercised	(2,233)	0.86
Forfeited	(267)	1.81
Expired	(22)	1.45
Outstanding - June 30, 2021	15,696	0.89	6.7	$78,433
Unvested - June 30, 2021	5,793	0.98	8.0	27,885
Exercisable - June 30, 2021	9,903	0.84	6.0	50,548
The following table presents the weighted-average assumptions used to estimate the fair value of the stock options granted in the Company’s consolidated financial statements:

	Six Months Ended June 30,
	2021	2020
Expected term (in years)	5.86	5.96
Expected volatility	51.24%	55.41%
Risk-free interest rate range	0.54% – 0.60%	0.41% – 0.51%
Dividend yield	0%	0%
Grant-date fair value	$0.52	$0.33
As of June 30, 2021, there was approximately $8.3 million of total unrecognized compensation expense related to stock options to employees. As of June 30, 2021, this cost is expected to be recognized over a remaining average period of 2.1 years. The total intrinsic value of stock options exercised under the provisions of the 2011 Plan during the three months ended June 30, 2021 and 2020, was $16.1 million and $0.2 million, respectively, and during the six months ended June 30, 2021 and 2020 was $21.9 million and $0.2 million, respectively.

NOTE 18—NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) attributable to Class A and Class B common stockholders by the weighted-average number of shares of each respective class of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to Class A and Class B common stockholders by the weighted-average number of each respective class of common stock outstanding, including the potential dilutive securities. For the calculation of diluted net income (loss) per share, net income (loss) attributable to Class A and Class B common stockholders is adjusted to reflect the potential effect of dilutive securities.
As result of the reverse recapitalization, the Company has retroactively adjusted the weighted average shares outstanding prior to the Business Combination to give effect to the Exchange Ratio used to determine the number of shares of common stock into which they were converted.
The following table sets forth the computation of basic and diluted net income (loss) attributable to Class A and Class B common stockholders per share (in thousands except per share data):

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020

	Class A	Class B	Class A	Class B
Numerator
Net income (loss) attributable to common stockholders – basic	$(5,893)	$(1,142)	$10,317	$2,642
Potential dilutive effect of stock options	—	—	55	(55)
Net income (loss) attributable to common stockholders – diluted	$(5,893)	$(1,142)	$10,372	$2,587
Denominator
Weighted average shares of common stock outstanding - basic	83,167	16,130	74,094	18,977
Potential dilutive effect of stock options	—	—	7,188	1,301
Weighted average shares of common stock outstanding - diluted	83,167	16,130	81,282	20,278
Net income (loss) attributable to common stockholders per share
Basic	$(0.07)	$(0.07)	$0.14	$0.14
Diluted	$(0.07)	$(0.07)	$0.13	$0.13

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020

	Class A	Class B	Class A	Class B
Numerator
Net income (loss) attributable to common stockholders – basic	$(932)	$(185)	$14,687	$3,764
Potential dilutive effect of stock options	—	—	57	(57)
Net income (loss) attributable to common stockholders – diluted	$(932)	$(185)	$14,744	$3,707
Denominator
Weighted average shares of common stock outstanding - basic	81,121	16,130	74,046	18,977
Potential dilutive effect of stock options	—	—	6,083	1,171
Weighted average shares of common stock outstanding - dilutive	81,121	16,130	80,129	20,148
Net income (loss) attributable to common stockholders per share
Basic	$(0.01)	$(0.01)	$0.20	$0.20
Diluted	$(0.01)	$(0.01)	$0.18	$0.18

For the periods presented above, the net income (loss) per share amounts are the same for Class A and Class B common stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Certificate of Incorporation. The undistributed earnings (losses) for each period are allocated based on the contractual participation rights of the Class A and Class B common stock as if the earnings (losses) for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings (losses) are allocated on a proportionate basis.
The following equity awards outstanding at the end of each period presented have been excluded from the computation of diluted net income (loss) per share of common stock for the periods presented due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30, 2021
	2021	2020	2021	2020
Stock options	15,696	587	15,696	2,630
Public Warrants	7,175	—	7,175	—
Private Warrants	3,821	—	3,821	—
Earnout Shares	15,000	—	15,000	—
	41,692	587	41,692	2,630

NOTE 19—EMPLOYEE BENEFIT PLAN
The Company offers a 401(k) retirement savings plan to eligible employees. Employee contributions are voluntary and made on a pretax basis subject to Internal Revenue Service limitations. The Company does not match any of the contributions made by its employees.

Items 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the three months ended March 31, 2021 and the year ended December 31, 2020 contained in the Current Report on Form 8-K filed with the SEC on June 25, 2021. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of PLAYSTUDIOS, Inc. and its consolidated subsidiaries.
Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed elsewhere in this report, particularly in the section titled “Risk Factors” set forth in Part II, Item 1A of this report. All forward-looking statements in this report are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances, except as required by law.
Overview
We are a developer and publisher of free-to-play casual games for mobile and social platforms that are powered by differentiated playAWARDS and myVIP loyalty platforms. We have developed some of the most innovative and successful free-to-play social casino games in the world, including the award-winning POP! Slots, myVEGAS Slots, my KONAMI Slots, myVEGAS Blackjack and myVEGAS Bingo. Our games are based on original content, real-world slot game content, as well as third-party licensed brands and are downloadable and playable for free on multiple social and mobile-based platforms, including the Apple App Store, Google Play Store, Amazon Appstore and Facebook.
Each of our games is powered by our proprietary playAWARDS program and incorporates loyalty points that are earned by players as they engage with our games. These loyalty points can be exchanged for real-world rewards from over 80 awards partners representing more than 275 hospitality, entertainment, and leisure brands across 17 countries and four continents. The rewards are provided by our collection of awards partners, all of whom provide their rewards from their collection of consumer brands at no cost to us as part of their overall marketing. We have developed a robust suite of tools for our playAWARDS platform that enable our awards partners to manage their rewards in real time, measure the value of our players’ engagement, and gain insight into the effectiveness and return on investment through the playAWARDS program. Through our self-service platform, awards partners can launch new offers, make changes to existing offers, and in real time see how players are engaging with their brands. The platform tools also provide awards partners the ability to measure the retail value of the rewards being redeemed by our players and estimate the additional benefits they are receiving from the patronage of our players at their establishments.
Supplemental to PLAYSTUDIOS' playAWARDS program is its myVIP program. The myVIP program is a player development and hosting program that ranks and assigns tiers to players based on the number of tier points earned by engaging with our games. The tier points earned in the myVIP program are separate from and are not interchangeable with the loyalty points earned in the playAWARDS program. Qualified players are provided access to enhanced customer benefits that increase with each tier. Higher tiers provide access to a VIP player portal whereby players can view and purchase special chip bundles, redeem loyalty points for a curated set of rewards, and communicate directly with a dedicated live host. The VIP player portal and concierge/ host program enhance the in-game and reward redemption experience with both in-game and in-person, invitation-only special events. We believe that the myVIP program drives increased player engagement and retention, and therefore extends each game's life-cycle and monetization opportunity.
We have primarily generated our revenue from the sale of virtual currency, which players can choose to purchase at any time to enhance their playing experience. Once purchased, our virtual currency cannot be withdrawn from the game, transferred from one game to another or from one player to another, or be redeemed for monetary value. Players who install our games receive free virtual currency upon the initial launch of the game, and they may also collect virtual currency free of charge at periodic intervals or through targeted marketing promotions. Players may exhaust the free virtual currency and may choose to purchase additional virtual currency. Additionally, players can send free “gifts” of virtual currency to their friends on Facebook. Our revenue from virtual currency has been generated worldwide, but is largely concentrated in North America.
We also generate revenue from in-game advertising. Advertisements can be in the form of an impression, click-throughs, banner ads or offers, where players are rewarded with virtual currency or loyalty points for watching a short video.
Impact of COVID-19
The ongoing COVID-19 pandemic and resulting social distancing, shelter-in-place, quarantine and similar governmental orders put in place around the world have caused widespread disruption in global economies, productivity and financial markets and have materially altered the way in which we conduct our day-to-day business. We have followed guidance by the U.S., Israel, Hong Kong and other applicable foreign and local governments to protect our employees and operations during the pandemic and have implemented a remote environment for our business. We cannot predict the potential impacts of the COVID-19 pandemic or the distribution of vaccines on our business or operations, but we will continue to actively monitor the related issues and may take further actions that alter our business operations, including as may be required by federal, state, local or foreign authorities or that we determine are in the best interests of our employees, players, partners and stockholders.
In addition to the potential direct impacts to our business, the global economy has been, and is likely to continue to be, significantly weakened as a result of the actions taken in response to COVID-19, and future government intervention remains uncertain. A weakened global economy may impact our players and their purchasing decisions within our games, in particular as a result of the limitations associated with redeeming real-world rewards due to government-mandated or other restrictions on travel and other activities and limitations on our players’ discretionary spending, consumer activity during the pandemic and its impact on advertising investments, and the ability of our business partners, including our awards partners, to navigate this complex social health and economic environment, any of which could result in disruption to our business and results of our operations.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the existence of any additional waves of the COVID-19 pandemic, the extent and effectiveness of containment actions, progress towards widespread rapid testing, effective treatment alternatives and the success and timing of vaccination efforts, and the impact of these and other factors on our employees, players and business partners. If we are not able to respond to and manage the impact of such events effectively, our business may be harmed.
See “Risk Factors” for more information related to COVID-19.
Key Factors Affecting Our Performance
There are a number of factors that affect the performance of our business, and the comparability of our results from period to period, including:
•Third-Party Platform Agreements—We derive a significant portion of our revenue from in-game purchases of virtual currency that are processed by platform providers such as the Apple App Store, Google Store and Amazon Appstore and on Facebook. The platform providers charge us a transaction fee to process payments from our players for their purchase of in-game virtual currency. These platform fees are generally set at 30% of the in-game purchase. Each platform provider has broad discretion to set its platform fees and to change and interpret its terms of service and other policies with respect to us and other developers in its sole discretion, and those changes may be unfavorable to us.
•Player Acquisition—Establishing and maintaining a loyal network of players and paying players is vital for our success. As such, we spend a significant amount on advertising and other forms of player acquisition, such as traditional marketing and advertising, email and push notifications, and cross promoting between our games in order to grow our player base. These expenditures are generally related to new content launches, game enhancements and ongoing programs to drive new player acquisition and the reactivation of lapsed player engagement. Our player acquisition strategy is centered on a payback period methodology, and we strive to optimize spend between the acquisition of new players and the reactivation of inactive players.
•Player Monetization—Our revenue has been primarily driven through the sale of virtual currency. Paying players purchase virtual currency in our games because of the perceived value, which is dependent on the relative ease of obtaining equivalent virtual currency by simply playing our game. The perceived value of our virtual currency can be impacted by various actions that we take in the games including offering discounts for virtual currency or giving away virtual currency in promotions. Managing game economies is difficult and relies on our assumptions and judgment. If we fail to manage our virtual economies properly or fail to promptly and successfully respond to any such disruption, our reputation may suffer and our players may be less likely to play our games and to purchase virtual currency from us in the future, which would cause our business, financial condition and results of operations to suffer.
•Investment in Game Development and our playAWARDS platform—In order to maintain interest from existing players and add new players and achieve our desired revenue growth, we must continually improve the content, offers, and features in our existing games, the release of new games, and the features of the playAWARDS platform. As a result, we invest a significant amount of our technological and creative resources to ensure that we support an appropriate cadence of innovative content that our players will find appealing. These expenditures generally occur in advance of the release of new content or the launch of a new game, and the resulting revenue may not exceed the development costs, or the game or feature may be abandoned in its entirety.
•Real-World Rewards—We currently offer real-world rewards relating to, among other things, dining, live entertainment shows and hotel rooms, and we plan to continue to expand and diversify our rewards loyalty program in order to maintain and enhance the perceived value offering to our players. Our players’ willingness to make in-game purchases is directly impacted by our ability to provide desirable rewards. The real-world rewards we offer to our players are provided at no cost to us by our awards partners, and there is no obligation for us to pay or otherwise compensate either our awards partners or players for any player redemptions under our awards partner agreements.

Key Performance Indicators and Non-GAAP Measures
We manage our business by regularly reviewing several key operating metrics to track historical performance, identify trends in player activity, and set strategic goals for the future. Our key performance metrics are impacted by several factors that could cause them to fluctuate on a quarterly basis, such as platform providers’ policies, seasonality, player connectivity, and the addition of new content to games. We believe these measures are useful to investors for the same reasons. In addition, we also present certain non-GAAP performance measures. These performance measures are presented as supplemental disclosure and should not be considered superior to or as a substitute for the consolidated financial statements prepared under U.S. GAAP. The non-GAAP measures presented in this Quarterly Report should be read together with the unaudited condensed consolidated financial statements and the respective related notes thereto included elsewhere in this Quarterly Report. The key performance indicators and non-GAAP measures presented in this Quarterly Report may differ from similarly titled measures presented by other companies and are not a substitute for financial statements prepared in accordance with U.S. GAAP.
Key Performance Indicators
Daily Active Users (“DAU”)
DAU is defined as the number of individuals who played a game on a particular day. We track DAU by the player ID, which is assigned for each game installed by an individual. As such, an individual who plays two different games on the same day is counted as two DAU while an individual who plays the same game on two different devices is counted as one DAU. Average DAU is calculated as the average of the DAU for each day during the period presented. We use DAU as a measure of audience engagement to help us understand the size of the active player base engaged with our games on a daily basis.
Monthly Active Users (“MAU”)
MAU is defined as the number of individuals who played a game in a particular month. As with DAU, an individual who plays two different games in the same month is counted as two MAU while an individual who plays the same game on two different devices is counted as one MAU. Average MAU is calculated as the average of MAU for each calendar month during the period presented. We use MAU as a measure of audience engagement to help us understand the size of the active player base engaged with our games on a monthly basis.
Daily Paying Users (“DPU”)
DPU is defined as the number of individuals who made a purchase in a mobile game during a particular day. As with DAU and MAU, we track DPU based on account activity. As such, an individual who makes a purchase on two different games in a particular day is counted as two DPU while an individual who makes purchases in the same game on two different devices is counted as one DPU. Average DPU is calculated as the average of the DPU for each day during the period presented. We use DPU to understand the size of our active player base that makes in-game purchases. This focus directs our strategic goals in setting player acquisition and pricing strategy.
Daily Payer Conversion
Daily Payer Conversion is defined as DPU as a percentage of DAU on a particular day. Average Daily Payer Conversion is calculated as the average DPU divided by average DAU for a given period. We use Daily Payer Conversion to understand the monetization of our active players.
Average Daily Revenue Per DAU (“ARPDAU”)
ARPDAU is defined for a given period as the average daily revenue per average DAU, and is calculated as game and advertising revenue for the period, divided by the number of days in the period, divided by the average DAU during the period. We use ARPDAU as a measure of overall monetization of our players.
Non-GAAP Measures
Adjusted EBITDA (“AEBITDA”) and AEBITDA Margin
Adjusted EBITDA, or AEBITDA, as used herein, is a non-GAAP financial performance measure that is presented as a supplemental disclosure and is reconciled to net income as the most directly comparable GAAP measure. We define AEBITDA as net income before interest, income taxes, depreciation and amortization, restructuring and related costs (consisting primarily of severance and other restructuring related costs), stock-based compensation expense, changes in fair value of warrant liabilities and other income and expense items (including special infrequent items, foreign currency gains and losses, and other non-cash items) and adjusting for the impact of costs capitalized for internal-use software projects. We also use AEBITDA Margin, another non-GAAP measure, which we calculate as the percentage of AEBITDA to revenue.

We use AEBITDA and AEBITDA Margin to monitor and evaluate the performance of our business operations, facilitate internal comparisons of our operating performance, and to analyze and evaluate decisions regarding future budgets and initiatives. We believe that both measures are useful because they provide investors with information regarding our operating performance that is used by our management in its reporting and planning processes. Adjusted EBITDA and Adjusted EBITDA Margin as calculated herein may not be comparable to similarly titled measures and disclosures reported by other companies.
The following table sets forth the reconciliation of AEBITDA and AEBITDA Margin to net income and net income margin, the most directly comparable GAAP measure (in thousands, except percentages).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(7,035)	$12,959	$(1,117)	$18,451
Depreciation & amortization	6,898	5,440	12,932	10,828
Income tax expense	(5,838)	3,322	(4,490)	3,757
Stock-based compensation expense	1,946	730	2,846	1,355
Change in fair value of warrant liability	(110)	—	(110)	—
Special infrequent(1)	7,500	27	7,500	1,427
Restructuring and related(2)	20	50	76	78
Other(3)	(5)	(67)	279	67
AEBITDA	3,376	22,461	17,916	35,963

GAAP Revenue	70,822	77,870	144,919	136,172

Margin as a % of revenue
Net income (loss) margin	(9.9)%	16.6%	(0.8)%	13.5%
AEBITDA margin	4.8%	28.8%	12.4%	26.4%

(1)Amounts reported during the three and six months ended June 30, 2021 and 2020 represent (i) charitable donations made by us related to the COVID-19 pandemic (ii) the transaction bonus per the terms of the Merger Agreement and (iii) a charitable donation per the terms of the Merger Agreement.

(2)Amounts reported during the three and six months ended June 30, 2021 and 2020 consist of severance-related costs.

(3)Amounts reported in “Other” include interest expense, interest income, foreign currency gains/losses, and non-cash gains/losses on the disposal of assets.
Results of Operations
Summarized Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue	$70,822	$77,870	$(7,048)	(9.1)%	$144,919	$136,172	$8,747	6.4%
Operating expenses	83,811	61,751	22,060	35.7%	150,358	113,992	36,366	31.9%
Operating income	(12,989)	16,119	(29,108)	(180.6)%	(5,439)	22,180	(27,619)	(124.5)%
Net income (loss)	(7,035)	12,959	(19,994)	(154.3)%	(1,117)	18,451	(19,568)	(106.1)%
AEBITDA	3,376	22,461	(19,085)	(85.0)%	17,916	35,963	(18,047)	(50.2)%
Net income (loss) margin	(9.9)%	16.6%	(26.5)	(159.6)%	(0.8)%	13.5%	(14.3)	(105.9)%
AEBITDA margin	4.8%	28.8%	(24.0)	(83.3)%	12.4%	26.4%	(14.0)	(53.0)%

Revenue and Key Performance Indicators (in thousands, except percentages and ARPDAU)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	% Change	2021	2020	Change	% Change
Virtual currency	$69,746	$77,453	$(7,707)	(10.0)%	$142,972	$135,621	$7,351	5.4%
Advertising	1,076	417	659	158.0%	1,947	551	1,396	253.4%
Net revenue	$70,822	$77,870	$(7,048)	(9.1)%	$144,919	$136,172	$8,747	6.4%

Average DAU	1,253	1,548	(295)	(19.1)%	1,256	1,580	(324)	(20.5)%
Average MAU	4,297	4,466	(169)	(3.8)%	4,017	4,521	(504)	(11.1)%
Average DPU	34	36	(2)	(5.6)%	35	34	1	2.9%
Average Daily Payer Conversion	2.7%	2.3%	0.4pp	17.4%	2.8%	2.2%	0.6pp	27.3%
ARPDAU (in dollars)	$0.62	$0.55	$0.07	12.7%	$0.64	$0.47	$0.17	36.2%
pp = percentage points
Revenue information by geography is summarized as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	% Change	2021	2020	Change	% Change
United States	$61,670	$66,317	$(4,647)	(7.0)%	$125,743	$115,469	$10,274	8.9%
North America (excluding United States)	3,867	5,020	(1,153)	(23.0)%	8,012	8,483	(471)	(5.6)%
Other	5,285	6,533	(1,248)	(19.1)%	11,164	12,220	(1,056)	(8.6)%
Net revenue	$70,822	$77,870	$(7,048)	(9.1)%	$144,919	$136,172	$8,747	6.4%
Net revenue decreased $7.0 million, or 9.1%, from $70,822 during the three months ended June 30, 2021 compared to $77,870 during the three months ended June 30, 2020. The decrease was primarily driven by a reduction in DAU. While DAU and MAU indicate the overall size of our player base, our primary focus is on expanding the population of DPU. During the three months ended June 30, 2020, we experienced extraordinary engagement and monetization as a resulting impact of the COVID-19 related lockdowns and stay-at-home orders in many worldwide jurisdictions. Our daily conversion rate increased 0.4 percentage points to 2.7% during the three months ended June 30, 2021 from 2.3% in the three months ended June 30, 2020.
Net revenue increased $8.7 million, or 6.4%, from $144.9 million during the six months ended June 30, 2021 compared to $136.2 million during the six months ended June 30, 2020. The increase was primarily driven by the increase in average DPU, as well as the increase in spending per player, despite an overall decrease in DAU. Our daily conversion rate increased 0.6 percentage points to 2.8% during the six months ended June 30, 2021 from 2.2% in the six months ended June 30, 2020.
Operating Expenses
The following table summarizes our consolidated operating expenses for each applicable period (in thousands, except percentages):

	Three Months Ended June 30,				% of Revenue
	2021	2020	$ Change	% Change	2021	2020
Operating expenses:
Cost of revenue	$23,032	$26,625	$(3,593)	(13.5)%	32.5%	34.2%
Selling and marketing	24,187	14,228	9,959	70.0%	34.2%	18.3%
Research and development	17,296	11,647	5,649	48.5%	24.4%	15.0%
General and administrative	12,398	3,811	8,587	225.3%	17.5%	4.9%
Depreciation and amortization	6,898	5,440	1,458	26.8%	9.7%	7.0%
Total operating expenses	$83,811	$61,751	$22,060	35.7%	118.3%	79.3%

	Six Months Ended June 30,				% of Revenue
	2021	2020	$ Change	% Change	2021	2020
Operating expenses:
Cost of revenue	$47,520	$46,359	$1,161	2.5%	32.8%	34.0%
Selling and marketing	41,187	26,154	15,033	57.5%	28.4%	19.2%
Research and development	32,042	21,130	10,912	51.6%	22.1%	15.5%
General and administrative	16,677	9,521	7,156	75.2%	11.5%	7.0%
Depreciation and amortization	12,932	10,828	2,104	19.4%	8.9%	8.0%
Total operating expenses	$150,358	$113,992	$36,366	31.9%	103.8%	83.7%
Cost of Revenue
Cost of revenue decreased by $3.6 million, or 13.5%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to the decrease in revenue during the period. As a percentage of revenue, cost of revenue decreased slightly from 34.2% for the three months ended June 30, 2020 to 32.5% for the three months ended June 30, 2021. The decrease was primarily related to an increase in advertising revenue which does not incur platform fees, and a reduction in royalty expense.
Cost of revenue increased by $1.2 million, or 2.5%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to the increase in revenue during the period. As a percentage of revenue, cost of revenue decreased slightly from 34.0% for the six months ended June 30, 2020 to 32.8% for the six months ended June 30, 2021. The decrease was due to an increase in advertising revenue which does not incur platform fees and a reduction in royalty expense.
Selling and Marketing
Selling and marketing expenses increased by $10.0 million, or 70.0%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to increased user acquisition costs, $9.4 million related to the global launch of myVEGAS Bingo, soft launch of Kingdom Boss and increases for myVEGAS Mobile and my KONAMI. Additionally there were increases to the marketing payroll of $0.5 million and outside services of $0.1 million, in support of the new applications. As a percentage of revenue, selling and marketing expenses increased from 18.3% for the three months ended June 30, 2020 to 34.2% for the three months ended June 30, 2021. We expect selling and marketing expense to increase during the remainder of 2021 as we promote myVEGAS Bingo and Kingdom Boss. myVEGAS Bingo was launched in March 2021 and Kingdom Boss is currently under development and expected to launch in the second half of 2021.
Selling and marketing expenses increased by $15.0 million, or 57.5%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to increased user acquisition costs, $14.0 million related to the global launch of myVEGAS Bingo, soft launch of Kingdom Boss and increases for myVEGAS Mobile and my KONAMI. Additionally there were increases to the marketing payroll of $0.8 million and outside services of $0.1 million, in support of the new applications. As a percentage of revenue, selling and marketing expenses increased from 19.2% for the six months ended June 30, 2020 to 28.4% for the six months ended June 30, 2021. We expect selling and marketing expense to increase during the remainder of 2021 as we promote myVEGAS Bingo and Kingdom Boss. myVEGAS Bingo was launched in March 2021 and Kingdom Boss is currently under development and expected to launch in the second half of 2021.

Research and Development
Research and development expenses increased by $5.6 million, or 48.5%, from the three months ended June 30, 2020 to the three months ended June 30, 2021. The increase was primarily due to a $2.0 million increase of payroll expenses and $2.1 million increase of outside services related to the development of the new games. Additionally, $0.7 million increase due to the transaction bonus, $0.3 million in stock compensation, and $0.7 million in all other expenses.
Research and development expenses increased by $10.9 million, or 51.6%, from the six months ended June 30, 2020 to the six months ended June 30, 2021. The increase was primarily due to a $5.1 million increase of payroll expenses, $3.9 million increase of outside services related to the development of the new games, $0.7 million due to the transaction bonus, a $0.6 million in stock compensation, and a $0.7 million increase in all other expenses.
General and Administrative
General and administrative expenses increased by $8.6 million, or 225.3%, from the three months ended June 30, 2020 to the three months ended June 30, 2021. As a percentage of revenue, general and administrative expenses increased from 4.9% for the three months ended June 30, 2020, from 17.5% for the three months ended June 30, 2021. The increase was primarily due to a $4.2 million transaction bonus and a $2.5 million charitable donation, per the terms of the Merger Agreement, as well as a one-time charge for a $1.1 million increase in stock-based compensation related to the premium voting rights associated with the shares of Class B common stock. We expect general and administrative expenses to increase as a public company.
General and administrative expenses increased by $7.2 million, or 75.2%, from the six months ended June 30, 2020 to the six months ended June 30, 2021. As a percentage of revenue, general and administrative expenses increased from 7.0% for the six months ended June 30, 2020, from 11.5% for the six months ended June 30, 2021. The increase was primarily due to a $4.2 million transaction bonus and a $2.5 million charitable donation, per the terms of the Merger Agreement, as well as a one-time charge for a $1.1 million increase in stock-based compensation related to the premium voting rights associated with the shares of Class B common stock. We expect general and administrative expenses to increase as a public company.
Depreciation and Amortization
Depreciation and amortization expenses increased by $1.5 million, or 26.8%, from the three months ended June 30, 2020 to the three months ended June 30, 2021. The increase was primarily due to the launch of myVEGAS Bingo in March 2021. See Note 8—Internal-Use Software, Net in our condensed consolidated financial statements.
Depreciation and amortization expenses decreased by $2.1 million, or 19.4%, from the six months ended June 30, 2020 to the six months ended June 30, 2021. The increase was primarily due to the launch of myVEGAS Bingo in March 2021. See Note 8—Internal-Use Software, Net in our condensed consolidated financial statements.
Provision for Income Taxes
Provision for income taxes resulted in a tax benefit of $5.8 million for the three months ended June 30, 2021, compared to a tax expense of $3.3 million for the three months ended June 30, 2020. Our effective tax rate was 45.6% of loss before taxes for the three months ended June 30, 2021 compared to our statutory tax rate of 21%. Our effective tax rate was increased by 27.2% for foreign branch losses from our international subsidiaries, 5.1% due to an increase in the exercise of stock options which resulted in a favorable discrete tax adjustment, and 1.8% due to a reduction in our valuation allowance on foreign tax credits as we determined the deduction for foreign taxes paid would be more beneficial. The overall change in our effective tax rate was negatively impacted by 6.7% for the recognition of an uncertain tax benefit due to the uncertainty of realizing the full benefit of research and development tax credits as reported on our U.S. federal income tax returns filed for tax years 2017 - 2020. Our effective tax rate was also negatively impacted by a 1.7% decrease due to taking the deduction for foreign taxes paid versus the foreign tax credit.
Provision for income taxes resulted in a tax benefit of $4.5 million for the six months ended June 30, 2021, compared to a tax expense of $3.8 million for the six months ended June 30, 2020. Our effective tax rate was 83.4% for the six months ended June 30, 2021 compared to our statutory tax rate of 21%. Our effective tax rate was increased by 62.6% for foreign branch losses from our international subsidiaries, 10.0% due to an increase in the exercise of stock options which resulted in a favorable discrete tax adjustment, and 9% for R&D tax credits which we may use on our state tax returns. The overall change in our effective tax rate was negatively impacted by 15.4% for the recognition of an uncertain tax benefit due to the uncertainty of realizing the full benefit of research and development tax credits as reported on our U.S. federal income tax returns filed for tax years 2017 - 2020. Our effective tax rate was also negatively impacted by a 5.2% decrease for the recognition of estimated state taxes and a 2.2% decrease related to non-deductible expenses such as parking, meals and entertainment, and business gifts.
Liquidity and Capital Resources
As of June 30, 2021, we had cash and cash equivalents of $229.9 million, which consisted of cash on hand and money market mutual funds. Historically, we have funded our operations, including capital expenditures, primarily through cash flow from operating activities. We believe that our existing cash and cash equivalents, the cash generated from operations, the borrowing capacity under our Credit Agreement, and the cash we obtained as a result of the Business Combination and related PIPE Financing will be sufficient to fund our operations and capital expenditures for the foreseeable future. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure, or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds or we may decide to do so opportunistically.
Debt
On June 24, 2021, in connection with the Closing, Old PLAYSTUDIOS terminated and replaced its then existing revolving credit facility with Silicon Valley Bank (the “Revolver”). We, one of our subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent and JPMorgan Chase Bank, N.A., Silicon Valley Bank and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers entered into a credit agreement (the “Credit Agreement”) which provides for a five year revolving credit facility in an aggregate principal amount of $75 million. Borrowings under the Credit Agreement may be borrowed, repaid and re-borrowed by us, and are available for working capital, general corporate purposes and permitted acquisitions. Commitment fees and interest rates are determined on the basis of either a Eurodollar rate or an Alternate Base Rate plus an applicable margin. The applicable margins are initially 2.50%, in the case of Eurodollar loans, and 1.50%, in the case of Alternate Base Rate loans. The applicable margin is subject to adjustment based upon our Total Net Leverage Ratio (as defined in the Credit Agreement). Eurodollar rates and the Alternate Base Rate are subject to floors of 0.00% and 1.00%, respectively. The Credit Agreement contains various affirmative and negative financial and operational covenants applicable to us and our subsidiaries. We are also obligated to comply with two financial maintenance covenants as of the end of each fiscal quarter, commencing with the quarter ending September 30, 2021: (i) we must maintain a Total Net Leverage Ratio not to exceed 3.50:1.00 (subject to increase to 4.00:1.00 following consummation of certain material acquisitions) and (ii) we must maintain a Fixed Charge Coverage Ratio of not less than 1.25:1.00. As of June 30, 2021, we have not drawn any amounts under the Credit Agreement.
Cash Flows
The following tables present a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$15,137	$24,756
Net cash used in investing activities	(21,177)	(12,521)
Net cash provided by financing activities	187,215	119
Effect of exchange rate on cash and cash equivalents	(201)	44
Increase in cash and cash equivalents	180,974	12,398
Operating Activities
During the six months ended June 30, 2021, operating activities provided $15.1 million of net cash as compared to $24.8 million during the six months ended June 30, 2020. The decrease in cash provided from operating activities was primarily due to the net loss of $1.1 million during the six months ended June 30, 2021 compared to the net income of $18.5 million during the six months ended June 30, 2020, primarily due to the one-time charge for a $5.0 million transaction bonus and a $2.5 million charitable donation, per the terms of the Merger Agreement.
Investing Activities
Our investing activities are composed of cash used for game development and purchase of property and equipment.
During the six months ended June 30, 2021, investing activities used $21.2 million of net cash as compared to $12.5 million during the six months ended June 30, 2020. Capitalized cost of development games increased by $2.9 million, reflecting the development of myVEGAS Bingo, released during the first quarter of 2021, and Kingdom Boss, expected to be released during the second half of 2021, while property and equipment purchases declined by $0.3 million between periods.
Financing Activities
Our cash flow from financing activities primarily consists of proceeds from the exercise of stock options, payments made for stock repurchases and repayment of debt.
During the six months ended June 30, 2021, financing activities provided $187.2 million of net cash as compared to $0.1 million during the six months ended June 30, 2020. This increase is primarily due to $185.7 million of net proceeds from the Business Combination and PIPE Financing, $1.9 million of net proceeds from the exercise of stock options and, offset by other payments of $0.4 million compared to the six months ended June 30, 2020.
Critical Accounting Policies and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Except as described in Note 2, “Summary of Significant Accounting Policies—Recent Accounting Pronouncements Adopted” and “Summary of Significant Accounting Policies – Recent Accounting Pronouncement Issued but Not Yet Adopted,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Current Report on Form 8-K, filed with the SEC on June 25, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, investment risk, and foreign currency risk as follows:
Interest Rate Risk
Our exposures to market risk for changes in interest rates relate primarily to our Credit Agreement. The Credit Agreement and our Revolver are floating rate facilities. Therefore, fluctuations in interest rates will impact the amount of interest expense we incur and have to pay. We did not have any borrowings outstanding under our Credit Agreement or Revolver at June 30, 2021 and December 31, 2020, respectively
We do not purchase or hold any derivative financial instruments for trading purposes.
Investment Risk
We had cash and cash equivalents including restricted cash and cash equivalents totaling $229.9 million and $48.9 million as of June 30, 2021 and December 31, 2020, respectively. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents primarily consist of cash deposits and money market funds. We do not enter into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would have increased or decreased our interest income for a twelve-month period by an immaterial amount.
Foreign Currency Risk
Our functional currency is the U.S. Dollar and our revenues and expenses are primarily denominated in U.S. Dollars. Our indirect foreign currency transaction exposure results mainly from the sale of our virtual currency to players outside of the U.S. While players outside of the U.S. make purchases in currencies other than the U.S. dollar, we are paid by platform providers and record revenue in U.S. dollars pursuant to the terms of the relevant contracts. While we have the ability to change the foreign currency pricing of our virtual currency, sudden and significant changes in the exchange rates of the Canadian and Australian dollars and Pound Sterling to the U.S. dollar could have a material impact on our results of operations. We do not hedge our foreign currency exposure but may do so in the future.
However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses as well as leases and certain other operating expenses, are denominated in New Israeli Shekels, or NIS. We also have foreign currency risks related to our operating expenses denominated in currencies other than the U.S. Dollar, including the Hong Kong Dollar, Euro, Israeli Shekel, and Serbian Dinar. Accordingly, changes in exchange rates in the future may negatively affect our future operating results as expressed in U.S. Dollars.
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to our restatement of our financial statements to reclassify our warrants as described below and in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed on

May 12, 2021, our disclosure controls and procedures were not effective as of June 30, 2021. Notwithstanding the material weakness described below, management has concluded that our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.
Material Weakness in Internal Control over Financial Reporting
As previously disclosed in our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2020, we identified a material weakness in our internal controls over financial reporting related to inaccurate accounting for the Public Warrants and Private Warrants issued in connection with our initial public offering in October 2020.
The material weakness is related to our inability to apply proper accounting and reporting for our Public Warrants and Private Warrants. Management identified this error after the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued in connection with our initial public offering in October 2020. This control deficiency resulted in us having to restate our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and if not remediated, could result in a material misstatement to future annual or interim consolidated financial statements that would not be prevented or detected.
Accordingly, management has determined that this control deficiency constitutes a material weakness.
Plan for Remediation of the Material Weakness in Internal Control over Financial Reporting
In response to this material weakness, our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our plans at this time include acquiring enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we may consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. This is no assurance that these initiatives will ultimately have the intended effects.
Changes in Internal Control over Financial Reporting
Other than the changes made to remediate the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Item 1. Legal Proceedings
From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding legal proceedings and other claims in which we are involved, see Note 15 "Commitments and Contingencies" in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Quarterly Report on Form 10-Q are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.
Summary of Principal Risk Factors
•Our business will suffer if we are unable to entertain our players, develop new games and improve the experience of our existing games.
•If we are able to develop new games and features that achieve success, it is possible that these new games and features could divert players of our other existing games without growing our overall player base, which could harm operating results.
•We believe that our players’ level of engagement with our games is partly based on playAWARDS, our real-world rewards loyalty program. If we fail to expand and diversify our playAWARDS program, in particular given the current restrictions imposed by the COVID-19 pandemic, our business may suffer.
•Our industry is very competitive. If consumers prefer our competitors’ games over our own, our operating results could suffer.
•We rely on a small portion of our total players for a substantial amount of our revenue and if we fail to grow our player base, or if player engagement declines, our revenue and operating results will be harmed.
•We rely on third-party platforms such as the Apple App Store, Google Play Store, Amazon Appstore and Facebook to distribute our games and collect revenues generated on such platforms and rely on third-party payment service providers to collect revenues generated on our own platforms.
•If we do not successfully invest in, establish and maintain awareness of our brands and games, if we incur excessive expenses promoting and maintaining our brands or our games or if our games contain defects, our business, financial condition, results of operations or reputation could be harmed.
•Our ability to acquire and maintain licenses to intellectual property may affect our revenue and profitability. Competition for these licenses may make them more expensive and increase our costs.
•We rely on information technology and other systems and platforms, and any failures, errors, defects or disruptions in our or our vendors’ or other partners’ systems or platforms could diminish our brand and reputation, subject us to liability, disrupt our business, impact our games and related software applications, affect our ability to scale our technical infrastructure and adversely affect our operating results and growth prospects.
•We are subject to laws and regulations concerning data privacy, information security, data protection and consumer protection, and these laws and regulations are continually evolving. Our actual or perceived failure to comply with these laws and regulations could harm our business.
•Because we are a “controlled company” within the meaning of the Nasdaq rules, our shareholders may not have certain corporate governance protections that are available to shareholders of companies that are not controlled companies.
•The dual class structure of our common stock has the effect of concentrating voting power with our Chairman of the Board and Chief Executive Officer, which will limit an investor’s ability to influence the outcome of important transactions, including a change in control.

•Warrants will become exercisable for our common stock and Earnout Shares and Sponsor Shares may become issuable or vest, each of which would increase the number of shares eligible for future resale in the public market and result in dilution to our shareholders.
•We identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
•The price of our Class A common stock and Public Warrants may be volatile.
•We do not intend to pay cash dividends for the foreseeable future.
•Future resales of our common stock may cause the market price of our Class A common stock to drop significantly, even if our business is doing well.
•Delaware law and our organizational documents contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Risks Related to Our Business and Industry
Our business will suffer if we are unable to entertain our players, develop new games and improve the experience of our existing games.
Our business depends on developing, publishing and continuing to service casual, “free-to-play” games that consumers will download and spend time and money playing. We are currently focused on social casino mobile gaming, offering our social casino games on mobile devices, including smartphones and tablets on Apple’s iOS and Google’s Android operating systems, and on social networking platforms such as Facebook. We have devoted and we expect to continue to devote substantial resources to the research, development, analytics and marketing of our games. Our development and marketing efforts are focused on both improving the experience of our existing games (frequently through new content and feature releases for our live services) and developing new games. We generate revenue primarily through the sale of in-game virtual currency. For games distributed through third-party platforms, we are required to share a portion of our revenue from in-game sales with the platform providers. Due to our focus on mobile gaming, these costs are expected to remain a significant operating expense. See “—We rely on third-party platforms such as the Apple App Store, Google Play Store, Amazon Appstore and Facebook to distribute our games and collect revenues generated on such platforms and rely on third-party payment service providers to collect revenues generated on our own platforms.” In order to remain profitable, we need to generate sufficient revenue from our existing and new game offerings to offset our ongoing development, marketing and operating costs.
Successfully monetizing “free-to-play” games is difficult, and requires that we deliver engaging and entertaining player experiences that a sufficient number of players will pay for or we are able to otherwise sufficiently monetize our games. The success of our games depends, in part, on unpredictable and volatile factors beyond our control including consumer preferences and spending habits, competing games and the availability of other entertainment experiences. If our games do not meet consumer expectations, or if new games are not brought to market in a timely and effective manner, our ability to grow revenue and our financial performance will be negatively affected.
Our ability to successfully develop games for mobile and web platforms and their ability to achieve commercial success will depend on our ability to:
•effectively market our games to existing and new players;
•achieve benefits from our player acquisition costs;
•achieve organic growth and gain customer interest in our games through free or more efficient channels;
•adapt to changing player preferences and spending habits;
•negotiate with third parties to provide our players with a diverse inventory of real-world loyalty rewards;
•increase customer engagement within our games;
•adapt to new technologies and feature sets for mobile and other devices;
•expand and enhance games after their initial release;
•attract, retain and motivate talented and experienced game designers, product managers and engineers;
•negotiate with third-party platforms;

•continue to adapt game feature sets for an increasingly diverse set of mobile devices, including various operating systems and specifications, limited bandwidth and varying processing power and screen sizes;
•efficiently manage the development of new games and features to increase the cadence of introductions without incurring excessive costs;
•achieve and maintain successful customer engagement and effectively monetize our games;
•maintain a quality gaming experience and retain our players;
•compete successfully against a large and growing number of existing market participants;
•accurately forecast the timing and expense of our operations, including game and feature development, marketing and customer acquisition, customer adoption and revenue growth;
•minimize and quickly resolve bugs or outages; and
•acquire and successfully integrate high quality mobile game assets, personnel or companies.
These and other uncertainties make it difficult to know whether we will succeed in continuing to develop successful games, live operations services and launch new games and features in accordance with our operating plan. If we do not succeed in doing so, our business, financial condition, results of operations or reputation will suffer.
If we are able to develop new games and features that achieve success, it is possible that these new games and features could divert players of our other existing games without growing our overall player base, which could harm operating results.
Although it is important to our future success that we develop new games and features that are popular with players, it is possible that new games and features may reduce the amount of time players spend with our other games. In particular, we plan to continue leveraging our existing games to cross-promote new games and features, which may encourage players of existing games to divert some of their playing time and discretionary spending away from our existing games. If new games and game features do not grow our player base, increase the overall amount of time our players spend with our games or generate sufficient new revenue to offset any declines from our other games, our revenue could be adversely affected.
We believe that our players’ level of engagement with our games is partly based on playAWARDS, our real- world rewards loyalty program. If we fail to expand and diversify our playAWARDS program, in particular given the current restrictions imposed by the COVID-19 pandemic, our business may suffer.
Players accumulate loyalty points by engaging with our games, and players can exchange their loyalty points for real-world rewards through our playAWARDS program. We believe that our players’ level of engagement with our games is partly based on the perceived value of earning loyalty points and exchanging those loyalty points for real-world rewards that they can redeem at our awards partners’ establishments. We currently offer real-world rewards relating to, among other things, dining, live entertainment shows and hotel rooms. For example, through an agreement with MGM Resorts International, or MGM Resorts, our players are able to exchange loyalty points for, among other things, free hotel rooms, meals and show tickets for various Las Vegas properties, including ARIA, Bellagio and MGM Grand. We have observed a lower level of rewards redemption during the COVID-19 pandemic due to restrictions on the operations of reward providers and on the ability for consumers to travel or attend public events. If we are unable to expand and diversify our playAWARDS program, in particular to include real-world rewards not based on travel or attending public events or shows especially during the COVID-19 pandemic, the perceived value of exchanging loyalty points for the real-world rewards we offer will diminish and our players may be less likely to play our games or may reduce their level of engagement with our games. Such loss of, or reduction in, players or their level of engagement with our games would cause our business, financial condition and results of operations to suffer.
The COVID-19 pandemic and containment efforts across the globe have materially altered how individuals interact with each other and have materially affected how we and our business partners are operating, and the extent to which this situation will impact our future results of operations and overall financial performance remains uncertain.
The ongoing COVID-19 pandemic and resulting social distancing, shelter-in-place, quarantine and similar governmental orders put in place around the world have caused widespread disruption in global economies, productivity and financial markets and have materially altered the way in which we conduct our day-to-day business.
As a result of the COVID-19 pandemic, we temporarily closed our offices around the world (including our corporate headquarters in Las Vegas, Nevada) and implemented travel restrictions for our employees. Towards the end of the first calendar quarter of 2020, we implemented a remote working program across our global studios and supporting locations, and we have with significant vendors and other business partners to understand their operating conditions and continue to evaluate our business plans. We have instituted a voluntary return to our offices in Las Vegas, Nevada, Burlingame, California and Austin, Texas, subject to compliance with CDC and local health department guidance. Our Hong Kong and Tel-Aviv offices are open, subject to certain restrictions placed by local health officials. However, the full extent to which the COVID-19 pandemic and the various responses to it impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including:
•the duration and scope of the COVID-19 pandemic, including any potential future waves of the COVID-19 pandemic;
•the impact of new COVID-19 variants;
•governmental, business and individuals’ actions that have been and continue to be taken in response to the COVID-19 pandemic;
•the availability and cost to access the capital markets;
•the effect on our players and their willingness and ability to make in-game purchases;
•the limitations on redeeming dining, live entertainment and hotel real-world rewards due to travel and other similar restrictions;
•disruptions or restrictions on our employees’ ability to work and travel; and
•interruptions related to our cloud networking and platform infrastructure and partners, including impacts on Amazon Web Services, mobile application platform providers, advertising partners and customer service and support providers.
During the continuing COVID-19 pandemic, we may not be able to provide the same level of product features and customer support that our players expect from us, which could negatively impact our business and operations. While we expect that some of our workforce will return to our offices, and substantially all of our business operations can be performed remotely, many of our employees who continue to work remotely face additional work-related and personal challenges, including prolonged duration of remote working environments, adjusting communication and work practices to collaborate remotely with work colleagues and business partners, managing technical and communication challenges of working from home on a daily basis, looking after children as a result of remote-learning and school closures, and caring for themselves, family members or other dependents who are or may become ill. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, including as may be required by federal, state, local or foreign authorities or that we determine are in the best interests of our employees, players, partners and stockholders.
In addition to the potential direct impacts to our business, the global economy has been, and is likely to continue to be, significantly weakened as a result of the actions taken in response to COVID-19, and future government intervention remains uncertain. A weakened global economy may impact our players’ purchasing decisions within our games, in particular given the limitations of redeeming real-world rewards due to government mandated or other restrictions on travel and other activities and limitations on our players’ discretionary spending, consumer activity during the pandemic and its impact on advertising investments, and the ability of our business partners, including our awards partners that provide the real- world rewards available in our games, to navigate this complex social health and economic environment, any of which could result in disruption to our business and results of our operations.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the existence of any additional waves of the COVID-19 pandemic, the impact of new COVID-19 variants, the extent and effectiveness of containment actions, progress towards widespread rapid testing, effective treatment alternatives and the adoption and efficacy of available vaccines, and the impact of these and other factors on our employees, players and business partners. If we are not able to respond to and manage the impact of such events effectively, our business may be harmed. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described herein.
Our industry is very competitive. If consumers prefer our competitors’ games over our own, our operating results could suffer.
Competition in the gaming industry, especially the mobile gaming segment, is intense and subject to rapid changes, including changes from evolving consumer preferences and emerging technologies. Many new games are introduced in each major industry segment (mobile, web, PC, and console) each year, but only a relatively small number of titles account for a significant portion of total revenue in each segment. While we intend to diversify our product offering, we currently compete primarily in the social casino gaming category and our competitors that develop mobile and web games in the social casino gaming category vary in size and offerings and include companies such as Aristocrat, DoubleU, Huuuge Games, Playtika, SciPlay, Zynga and others. In addition, there are competitors that develop mobile and web games that are not currently focused on the social casino gaming category but may move into that space and that may also impede our diversification efforts, including companies such as Activision Blizzard (the parent company of King Digital), Electronic Arts (EA Mobile), Epic Games, Glu Mobile, Jam City, Machine Zone, Netmarble (the parent company of Kabam), NetEase (NetEase Games), Niantic, Peak Games, Supercell, Take-Two Interactive Software, Vivendi (the parent company of Gameloft) and others. In addition, online game developers and distributors that are primarily focused on specific international markets, such as Giant Interactive and Tencent in Asia, and high-profile companies with significant online presences that to date have not actively focused on social games, such as Facebook, Apple, Google, Amazon and Microsoft, may decide to develop social games including social casino games which may compete with our games. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact our industry.
There are relatively low barriers to entry to develop a mobile or online game and we expect new game competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications. We also compete or will likely compete with a vast number of small companies and individuals who are able to create and launch games and other content for devices and platforms using relatively limited resources and with relatively limited start-up time or expertise. The proliferation of titles in these open developer channels makes it difficult for us to compete for players without substantially increasing our marketing expenses. We also face competition for the leisure time, attention and discretionary spending of our players from other non-gaming activities, such as social media and messaging applications, personal computer and console games, video streaming services, television, movies, sports and the Internet. Increasing competition could result in loss of players, increasing player acquisition and retention costs, and loss of talent, all of which could harm our business, financial condition or results of operations.
We rely on a small portion of our total players for a substantial amount of our revenue and if we fail to grow our player base, or if player engagement declines, our revenue and operating results will be harmed.
Compared to all players who play our games in any period, only a small portion are paying players. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players through advertising and other strategies. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our players, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain paying players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.
A substantial portion of our loyalty rewards are obtained from MGM Resorts, and any change in that relationship could materially and adversely affect our business and financial results.
Although we have over 80 awards partners that represent more than 275 brands providing rewards through our playAWARDS program, MGM Resorts has historically provided a substantial amount of such rewards and the majority of the rewards redeemed through our playAWARDS program for the year ended December 31, 2020 were offered by MGM Resorts. Under the terms of our marketing agreement and rewards agreement with MGM Resorts, MGM Resorts has discretion over the types and quantities of rewards and whether to make any rewards available for a particular game, and MGM Resorts may discontinue any rewards previously made available. The terms of our marketing agreement with MGM requires us to meet certain performance criteria for it to be automatically renewed, and if we fail to meet those performance criteria, MGM Resorts could terminate both the marketing agreement and the rewards agreement. If we fail to meet our required performance criteria under the marketing agreement, we could also lose certain intellectual property rights that we license from MGM Resorts under the agreement and which we use as creative assets in our games. In the event that MGM Resorts offers fewer or less attractive rewards for our games or if we fail to achieve the required performance milestones and MGM Resorts decides not to renew our agreements, our business and financial results could be materially and adversely affected.
We rely on third-party platforms such as the Apple App Store, Google Play Store, Amazon Appstore and Facebook to distribute our games and collect revenues generated on such platforms and rely on third-party payment service providers to collect revenues generated on our own platforms.
We derive a significant portion of our revenue from the distribution of our games on the Apple App Store, Google Play Store, Amazon Appstore and Facebook, and the virtual items we sell in our games are purchased using the payment processing systems of these third-party platform providers. Additionally, we have historically acquired a significant number of our players through Facebook. If we are unable to maintain a good relationship with such platform providers, if their terms and conditions or pricing change to our detriment, if we violate, or if a platform provider believes that we have violated, the terms and conditions of its platform, or if any of these platforms loses market share or falls out of favor or is unavailable for a prolonged period of time, our business will suffer.
We are subject to the standard and non-negotiated policies and terms of service/publisher agreements of third-party platforms, which govern the promotion, distribution, content and operation generally of games on the platform. Each platform provider has broad discretion to unilaterally change and interpret its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. For example, in late 2019, a platform provider updated the rating on one of our games to Adults Only. While this issue has been resolved and the game is no longer rated Adults Only, the platform provider took longer to review and approve new releases for such game while it retained the Adults Only rating, which resulted in uncertainty around when releases would be approved, and resulted in delays in commercial releases that negatively impacted our ability to undertake planned marketing and promotional campaigns to feature the new releases. A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how we are able to advertise on the platform, change how the personal information of its users is made available to application developers on the platform, limit the use of personal information for advertising purposes, or restrict how players can share information with their friends on the platform or across platforms. Our business could be harmed if:
•the platform providers discontinue or limit our access to their platforms;
•governments or private parties, such as internet providers, impose bandwidth restrictions or increase charges or restrict or prohibit access to those platforms;
•the platforms increase the fees they charge us;
•the platforms modify their algorithms, communication channels available to developers, respective terms of service or other policies;
•the platforms decline in popularity;
•the platforms adopt changes or updates to their technology that impede integration with other software systems or otherwise require us to modify our technology or update our games in order to ensure players can continue to access our games and content with ease;
•the platforms elect or are required to change how they label free-to-play games or take payment for in- game purchases;
•the platforms block or limit access to the genres of games that we provide in any jurisdiction;
•the platforms impose restrictions or spending caps or make it more difficult for players to make in- game purchases of virtual items;
•the platforms change how the personal information of players is made available to developers or develop or expand their own competitive offerings; or
•we are unable to comply with the platform providers’ terms of service.
In addition, third-party platforms also impose certain file size limitations, which limits our ability to create software with additional features that would result in a larger size than the platform providers would support. Aside from these file size limitations, a larger game file size could cause players to delete our games once the file size grows beyond the capacity of their devices’ storage limitations or could reduce the number of downloads of these games.
Such terms of service/policy changes may decrease the visibility or availability of our games, limit our distribution capabilities, prevent access to our existing games, reduce the amount of revenue we may recognize from in-game purchases, increase our costs to operate on these platforms or result in the exclusion or limitation of our games on such platforms. Any such changes could adversely affect our business, financial condition or results of operations.
If our platform providers do not perform their obligations in accordance with our platform agreements, we could be adversely impacted. For example, in the past, some of these platform providers have been unavailable for short periods of time, unexpectedly changed their terms or conditions or experienced issues with their features that permit our players to purchase virtual items. If any of our third-party service providers is unable to process payments, even for a short period of time, our business could be harmed. These platforms and our third-party online payment service providers may also experience security breaches or other issues with their functionalities. In addition, if we violate, or a platform provider believes we have violated, its terms of service, policies or standard publisher agreements (or if there is any change or deterioration in our relationship with any of these platform providers), that platform provider could limit or discontinue our access to the platform or we may be exposed to liability or litigation. For example, in August 2020, Epic Games attempted to bypass Apple and Google’s payment systems for in-game purchases with an update that allowed users to make purchases directly through Epic Games in their game, Fortnite. Apple and Google promptly removed Fortnite from their respective app stores, and Apple filed a lawsuit seeking injunctive relief to block the use of Epic Games’ payment system and seeking monetary damages to recover funds made while the updated version of Fortnite was active.
If any such events described above occur on a short-term or long-term basis, or if these third-party platforms and online payment service providers otherwise experience issues that impact the ability of players to download or access our games, access social features, or make in-game purchases, it could materially and adversely affect our brands and reputation, as well as our business, financial condition and results of operations.

We rely on third-party hosting and cloud computing providers to operate certain aspects of our business. In particular, a significant portion of our game traffic is hosted by Amazon Web Services, or AWS, and any failure, disruption or significant interruption in our network or hosting and cloud services could adversely impact our operations and harm our business.
Our technology infrastructure is critical to the performance of our games, the satisfaction of our players and our corporate functions. Our games and company systems run on a complex distributed system, or what is commonly known as cloud computing. We own, operate and maintain elements of this system, but significant elements of this system are operated by third parties that we do not control and which would require significant time and expense to replace. We expect this dependence on third parties to continue. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. If any such interruption is significant or prolonged, if a particular game is unavailable when players attempt to access it or navigation through a game is slower than they expect, players may stop playing the game and may be less likely to return to the game as often, if at all.
In addition, any changes in these third parties’ service levels may adversely affect our ability to meet the requirements of our customers. As our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our offerings increases. Any negative publicity arising from these interruptions, delays, outages or other performance problems could adversely affect our business, financial condition, results of operations or reputation. Furthermore, in the event that any of our agreements with these third-party providers are terminated, we may experience significant costs or downtime in connection with the transfer to, or the addition of, new hosting or cloud computing providers. Although alternative providers could host our platform on a substantially similar basis, such transition could potentially be disruptive and we could incur significant costs in connection with such transition.
In particular, a significant portion of our game traffic, data storage, data processing and other computing services and systems is hosted by AWS. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. The agreement requires AWS to provide us their standard computing and storage capacity and related support in exchange for timely payment by us. Any disruptions, delays, outages and other performance problems caused by AWS could significantly impact our business due to our many services and systems relying on the AWS services.
We have engaged third-party game development companies to develop and operate new mobile games and if they fail to perform as expected, our business may suffer.
We currently, have in the past and expect in the future to, engage third-party game development companies to develop and operate new mobile games on our behalf. In each instance, we have been and in the future intend to be the publisher of these third-party developed games when they are available for distribution through platforms such as the Apple App Store, Google Play Store and Amazon Appstore, but much of the responsibility to operate the games after commercial launch will be undertaken by the development company. Typically when we engage a third-party game development company, we will enter into a contract with them that defines their and our duties and responsibilities, but we have limited control over the work performed by the development company and are therefore subject to additional risks than if our own employees were developing the games, such as that completion of the games and their publication could be delayed due to the development company’s failure to adhere to our milestones and roadmaps. For example, one of our third-party game development companies has in the past, and may in the future, fail to complete development milestones in accordance with our game development roadmap. If our third-party game development companies do not perform in accordance with our agreements with them, it could adversely affect the development of the games that are the subject of that agreement, including delaying their availability for launch and their performance once launched, which could materially and adversely impact our ability to meet our forecasts.
Once a co-developed game is launched, we will be reliant on the development company’s ability to maintain adequate knowledgeable and experienced personnel to operate and maintain the games successfully and to develop and implement future game updates, patches and bug fixes, as well as provide ongoing support services. If the development company fails to operate and maintain the games, it could adversely affect the game’s performance and player satisfaction and our business may suffer as a result.
We do not own or have direct control of the source code of the third-party developed games, but we endeavor to have source code escrow agreements in place under which the source code and operation documentation of such games will be held in escrow. If the source code escrow release conditions are triggered under the applicable source code escrow agreement, while we may be able to obtain access to and use the source code and operation documentation to operate the relevant game, it would take significant time for our employees to learn how to manage the operation of the game or develop future game updates, patches or bug fixes for the game, which could adversely affect the game’s performance and player satisfaction, and our business may suffer as a result.
In addition, a co-developed game may incorporate intellectual property owned by the applicable development company. In such cases, we have or will obtain licenses to use the intellectual property as integrated with and into the games, but we will not own such intellectual property. If the third-party game developer challenged our right to use its intellectual property or the manner in which we use such intellectual property, it could materially and adversely affect our ability to continue to publish the codeveloped games.

If we do not successfully invest in, establish and maintain awareness of our brands and games, if we incur excessive expenses promoting and maintaining our brands or our games or if our games contain defects, our business, financial condition, results of operations or reputation could be harmed.
We believe that establishing and maintaining our brands is critical to maintaining and creating favorable relationships with players, awards partners, content licensors and advertisers, as well as competing for key talent. Increasing awareness of our brands and recognition of our games is particularly important in connection with our strategic focus on developing games based on our own intellectual property and successfully cross-promoting our games. In addition, globalizing and extending our brands and recognition of our games requires significant investment and extensive management time to execute successfully. Although we make significant sales and marketing expenditures in connection with the launch of our games, these efforts may not succeed in increasing awareness of our brands or the new games. If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenue could be limited, our costs could increase and our business, financial condition, results of operations or reputation could suffer.
In addition, our games may contain errors, bugs, flaws, corrupted data, defects and other vulnerabilities, some of which may only become apparent after their launch, particularly as we launch new games and rapidly release new features to existing games under tight time constraints. Furthermore, our development and testing processes may not detect errors and vulnerabilities in our games prior to their release. Any such errors, flaws, defects and vulnerabilities may disrupt our operations, violate applicable security standards, adversely affect the game experience of our players, harm our reputation, cause our players to stop playing our games, divert our resources and delay market acceptance of our games, any of which could result in harm to our business, financial condition or results of operations.
We strive to establish and maintain our brands by obtaining trademark rights, including for our games. However, if our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position, business, financial condition or results of operations may be harmed.
Our ability to acquire and maintain licenses to intellectual property may affect our revenue and profitability. Competition for these licenses may make them more expensive and increase our costs.
Much of the intellectual property we use in our games is created by us, but we also rely on licenses or rights we receive to third-party intellectual property for use in our games or platform to enhance the experience of our players or otherwise operate our business. For example, we use licensed intellectual property from certain parties such as MGM Resorts and Konami Gaming as creative assets in our games. These licenses typically limit our use of intellectual property to specific uses and for specific time periods, and include other contractual obligations, including the achievement of certain performance milestones with which we must comply in order for the license to remain in effect. Moreover, certain intellectual property rights may be licensed to us on a non-exclusive basis, and accordingly, the owners of such intellectual property are free to license such rights to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Competition for these licenses is intense, and often results in one or more of increased advances, minimum payment guarantees and royalties that we must pay to the licensor, which decreases our profitability. In the future, we may identify additional third-party intellectual property we may need or desire to license in order to engage in our business, including to develop or commercialize new games. However, such licenses may not be available on acceptable terms or at all. If we are unable to obtain and remain in compliance with the terms of these licenses or obtain additional licenses on reasonable economic terms, we may be required to discontinue or limit our use of the games or features therein that include or incorporate the licensed intellectual property, and our revenue and profitability may be adversely impacted.
We also cannot be certain that our licensors are not infringing, misappropriating or otherwise violating the intellectual property rights of others or that our licensors have sufficient rights to the intellectual property to grant us the applicable licenses. If we are unable to obtain or maintain rights to any of such in-licensed intellectual property because of claims of intellectual property infringement, misappropriation or other violation claims brought by third parties against our licensors or against us, our ability to develop games containing such intellectual property could be severely limited and our business could be harmed.
The perceived value of our virtual currency is highly dependent on how we manage the economies in our games. If we fail to manage our game economies properly, our business may suffer.
We derive substantial amounts of our revenues from the sale of virtual currency. Paying players purchase virtual currency in our games because of its perceived value, which is dependent on the relative ease of obtaining equivalent virtual currency by simply playing our game. The perceived value of our virtual currency can be impacted by various actions that we take in the games, including offering discounts for virtual currency or giving away virtual currency in promotions. Managing game economies is difficult, and relies on our assumptions and judgment. If we fail to manage our virtual economies properly or fail to promptly and successfully respond to any such disruption, our reputation may suffer and our players may be less likely to play our games and to purchase virtual chips from us in the future, which would cause our business, financial condition and results of operations to suffer.

If the use of mobile devices as game platforms and the proliferation of mobile devices generally do not increase, our business could be adversely affected.
The number of people using mobile Internet-enabled devices has increased dramatically over time and we expect that this trend will continue. However, the mobile market, particularly the market for mobile games, may not grow in the way we anticipate. Our future success is substantially dependent upon the continued growth of the market for mobile games. In addition, we do not currently offer our games on all mobile devices. If the mobile devices on which our games are available decline in popularity or become obsolete faster than anticipated, we could experience a decline in revenue and may not achieve the anticipated return on our development efforts. Any such declines in the growth of the mobile market or in the use of mobile devices for games could harm our business, financial condition or results of operations.
We rely on information technology and other systems and platforms, and any failures, errors, defects or disruptions in our or our vendors’ or other partners’ systems or platforms could diminish our brand and reputation, subject us to liability, disrupt our business, impact our games and related software applications, affect our ability to scale our technical infrastructure and adversely affect our operating results and growth prospects.
Our technology infrastructure will be critical to the performance of our games and satisfaction of our players and to the general operation of our business. We devote significant resources to network and data security to protect our systems and data. However, our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. We cannot assure you that the measures we take to detect and prevent or hinder cyber-attacks or other security or data breaches, to protect our systems, data and player information and to prevent outages, data loss and fraud, including a disaster recovery strategy for server, equipment or systems failure and the use of third parties for certain cybersecurity services, will provide sufficient security or be adequate for our operations. Our vendors and other partners are also subject to the foregoing risks, and we do not have any control over them. We have experienced and may in the future experience system disruptions, outages and other performance problems, including when releasing new software versions or bug fixes, due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. Such disruptions have not had a material impact to date, however, future disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our or third parties’ computer systems and technological infrastructure, including the data contained therein or transmitted thereby, could result in a wide range of negative outcomes, including violations of applicable privacy laws which can result in significant fines, governmental investigations and enforcement actions, legal and financial exposure, contractual liability and damage to our reputation, each of which could materially adversely affect our business, financial condition, results of operations and prospects.
Programming errors, defects and data corruption could also disrupt our operations, cause us to violate applicable data privacy laws, adversely affect the experience of our players, harm our reputation, cause our players to stop playing our games, divert our resources and delay market acceptance of our games, any of which could result in legal liability to us or harm our business, financial condition, results of operations and prospects.
If our player base and engagement continue to grow, and the number and types of games we offer continue to grow and evolve, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our players’ needs and operate our business. Such infrastructure expansion may be complex, and unanticipated delays in completing these projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our games or other operations. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully use the underlying equipment or software, that could further degrade the player experience or increase our costs. As such, we could fail to continue to effectively scale and grow our technical infrastructure to accommodate increased demands. In addition, our business may be subject to interruptions, delays or failures resulting from adverse weather conditions, other natural disasters, power loss, terrorism, cyber-attacks, public health emergencies (such as COVID-19) or other catastrophic events.
We believe that if our players have a negative experience with our games, or if our brand or reputation is negatively affected, players may be less inclined to continue or to engage with us. As such, a failure or significant interruption in our service would harm our reputation, business and operating results.
While we have achieved profitability in the past, we also have a history of net losses and our revenue and operating margins may decline. We also may incur substantial net losses in the future and may not sustain profitability.
Our operating and net income has historically fluctuated and we believe our operating margin could decrease as a result of increasing costs resulting from the risks discussed in this Quarterly Report on Form 10-Q or in connection with any merger and acquisition activity that we may undertake. We expect to continue to expend substantial financial and other resources on game development, our technology stack, game engines, game technology and tools, player acquisition, the expansion of our network, international expansion and marketing. Our operating costs will increase and our operating margins may decline if we do not effectively manage costs, launch new products on schedule that monetize successfully and enhance our games so that these games continue to monetize successfully. In addition, weak economic conditions or other factors could cause our revenues to contract, requiring us to implement significant additional cost cutting measures, including a decrease in sales and marketing and paid player acquisition, which could harm our long-term prospects. If our revenue does not increase to offset any additional expenses, if we fail to manage or experience unexpected increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, our financial results and results of operations may suffer and we may not achieve or remain profitable.
In particular, our projections contemplate that our Adjusted EBITDA will decline in 2021. We cannot assure you that we will meet the profitability set forth in these projections.
We intend to grow our business through strategic acquisitions, investments and joint ventures that involve numerous risks and uncertainties.
We intend to grow our business through strategic acquisitions, investments and joint ventures that involve numerous risks and uncertainties. We are currently in various stages of seeking, evaluating and pursuing strategic acquisitions both in the U.S. and in non-U.S. jurisdictions, and we intend to continue to seek, evaluate and pursue strategic transactions, and investments and joint ventures, both in the U.S. and in non-U.S. jurisdictions. These transactions often require unique approaches to integration due to, among other reasons, the structure of the transactions, the locations and cultural differences among the other company’s teams and ours, and have required and will continue to require significant attention from our management team. If we are unable to obtain the anticipated benefits from these transactions, or if we encounter difficulties in integrating any acquired operations with our business, our financial condition and results of operations could be materially harmed.
Challenges and risks from such acquisitions, investments and joint ventures include:
•our ability to identify, compete effectively for or complete suitable acquisitions and investments at prices we consider attractive;
•our ability to estimate accurately the financial effect of acquisitions and investments on our business, our ability to estimate accurately any synergies or the impact on our results of operations of such acquisitions and investments;
•acquired products, technologies or capabilities, particularly with respect to any that are still in development when acquired, may not perform as expected, may have defects or may not be integrated into our business as expected;
•acquired entities or joint ventures may not achieve expected business growth or operate profitably, which could adversely affect our results of operations, and we may be unable to recover investments in any such acquisitions or joint ventures;
•our assumption of legal or regulatory risks, particularly with respect to smaller businesses that have immature business processes and compliance programs, or we may face litigation with respect to the acquired company, including claims from terminated employees, customers, former stockholders or other third parties;
•negative effects on business initiatives and strategies from the changes and potential disruption that may follow the acquisition;
•diversion of our management’s attention;
•declining employee morale and retention issues resulting from changes in compensation, or changes in management, reporting relationships or future prospects;
•the need to integrate the operations, systems, technologies, products and personnel of each acquired company, the inefficiencies and lack of control that may result if such integration is delayed or not implemented, and unforeseen difficulties and expenditures that may arise in connection with integration;
•the difficulty in determining the appropriate purchase price of acquired companies may lead to the overpayment of certain acquisitions and the potential impairment of intangible assets and goodwill acquired in the acquisitions;
•the difficulty in successfully evaluating and utilizing the acquired products, technology or personnel;
•acquisitions, investments and joint ventures may require us to spend a significant amount of cash, to incur debt, resulting in increased fixed payment obligations and could also result in covenants or other restrictions on us, or to issue capital stock, resulting in dilution of ownership of our stockholders;
•the need to implement controls, procedures and policies appropriate for a larger, U.S.-based public company at companies that prior to acquisition may not have as robust controls, procedures and policies, in particular, with respect to compliance with privacy and other regulations protecting the rights of users, and compliance with U.S.-based economic policies and sanctions which may not have previously been applicable to the acquired company’s operations;

•the difficulty in accurately forecasting and accounting for the financial impact of an acquisition transaction, including accounting charges and integrating and reporting results for acquired companies that have not historically followed U.S. GAAP;
•the fact that we may be required to pay contingent consideration in excess of the initial fair value, and contingent consideration may become payable at a time when we do not have sufficient cash available to pay such consideration;
•the fees and costs of legal, accounting and other professional advisors engaged by us for such acquisitions, which may be substantial;
•under purchase accounting, we may be required to write off deferred revenue which may impair our ability to recognize revenue that would have otherwise been recognizable which may impact our financial performance or that of the acquired company;
•risks associated with our expansion into new international markets and doing business internationally, including those described under the caption “Our international operations are, and our strategy to expand internationally will be, subject to increased challenges and risks”;
•in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;
•the potential loss of, or harm to, our relationships with employees, players, award partners, content licensors and other suppliers as a result of integration of new businesses;
•our dependence on the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives, when conducting due diligence and evaluating the results of such due diligence;
•liability for activities of the acquired company before the acquisition, including intellectual property and other litigation claims or disputes, cyber and information security vulnerabilities, violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities; and
•we may not be able to effectively influence the operations of our joint ventures, or we may be exposed to certain liabilities if our joint venture partners do not fulfill their obligations.
The benefits of an acquisition, investment or joint venture may also take considerable time to develop, and we cannot be certain that any particular transaction will produce the intended benefits, which could adversely affect our business, financial condition or results of operations. Our ability to grow through future acquisitions, investments and joint ventures will depend on the availability of suitable candidates at an acceptable cost, our ability to compete effectively to attract these candidates and the availability of financing to complete larger transactions. In addition, depending upon the duration and extent of shelter-in-place, travel and other business restrictions adopted by us and imposed by various governments in response to the COVID-19 pandemic, we have and will continue to encounter new challenges in evaluating future acquisitions, investments and joint ventures and integrating personnel, business practices and company cultures from acquired companies. Acquisitions, investments and joint ventures could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets or write-offs of goodwill or intangible assets, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders.
In addition, if we divest any businesses, these divestitures would similarly require significant investment of time and resources, may disrupt our business, distract management from other responsibilities and may result in losses on disposal or continued financial involvement in the divested businesses, including through indemnification, guarantee or other financial arrangements, for a period of time following the divestures, which could adversely affect our financial results.
Our international operations are, and our strategy to expand internationally will be, subject to increased challenges and risks.
Continuing to expand our business to attract players in countries outside of the U.S. is an important element of our business strategy. An important part of targeting international markets is developing offerings that are localized and customized for the players in those markets. While we have international game studios in Hong Kong, Israel and Serbia, we expect to continue to expand our international operations in the future by opening new international game studio locations and expanding our offerings in new languages. For example, we are currently a developing studio in Vietnam. Our ability to expand our business and to attract players and talented employees in Vietnam and other international markets we may enter will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, economics, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures.

Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including risks associated with:
•inability to offer certain games in certain foreign countries;
•recruiting and retaining talented and capable management and employees in foreign countries;
•challenges caused by distance, language and cultural differences;
•developing and customizing games and other offerings that appeal to the tastes and preferences of players in international markets;
•competition from local game makers with intellectual property rights and significant market share in those markets and with a better understanding of player preferences;
•obtaining, utilizing, protecting, defending and enforcing our intellectual property rights;
•negotiating agreements with local distribution platforms that are sufficiently economically beneficial to us and protective of our rights;
•the inability to extend proprietary rights in our brand, content or technology into new jurisdictions;
•implementing alternative payment methods for virtual chips in a manner that complies with local laws and practices and protects us from fraud;
•compliance with applicable foreign laws and regulations, including privacy laws and laws relating to content and consumer protection;
•compliance with anti-bribery laws, including the Foreign Corrupt Practices Act;
•credit risk and higher levels of payment fraud;
•currency exchange rate fluctuations;
•protectionist laws and business practices that favor local businesses in some countries;
•double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the U.S. or the foreign jurisdictions in which we operate;
•political, economic and social instability;
•public health crises, such as the COVID-19 pandemic, which can result in varying impacts to our employees, players, vendors and commercial partners internationally;
•higher costs associated with doing business internationally;
•export or import regulations; and
•trade and tariff restrictions.
If we are unable to manage the complexity of our global operations successfully, our business, financial condition and operating results could be adversely affected. Additionally, our ability to successfully gain market acceptance in any particular market is uncertain, and the distraction of our senior management team could harm our business, financial condition or results of operations.
Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.
We are subject to a variety of laws in the U.S. and abroad that affect our business, including state and federal laws regarding consumer protection, electronic marketing, data protection and privacy, competition, taxation, intellectual property, export and national security, which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the U.S. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices, and could have an adverse effect on our business. It is also likely that as our business grows and evolves and our games are played in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions or other jurisdictions may claim that we are required to comply with their laws and regulations.
There are ongoing academic, political and regulatory discussions in the U.S., Europe, Australia and other jurisdictions regarding whether social casino applications should be subject to a higher level or different type of regulation than other social game applications to protect consumers, in particular minors and persons susceptible to addiction to social casino games, and, if so, what this regulation should include. For example, a court has recently determined that a class-action plaintiff was able to state a claim that an online social casino game operated by Big Fish Games, Inc. violated a specific anti-gambling law in Washington State. We are continuing to monitor this case. If new social casino regulations are imposed, or other regulations are interpreted to apply to our social casino games, certain, or all, of our casino-themed games may become subject to the rules and regulations and expose us to civil and criminal penalties if we do not comply. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition or results of operations.
It is possible that a number of laws and regulations may be adopted or construed to apply to us in the U.S. and elsewhere that could restrict the online and mobile industries, including player privacy, advertising, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the marketing of in-game purchases, labeling of free-to-play games, regulation of currency, banking institutions, unclaimed property or money transmission may be interpreted to cover our games and the virtual currency, goods or payments that we receive. If that were to occur, we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S. or elsewhere regarding these activities may lessen the growth of social game services and impair our business, financial condition or results of operations.
We may be subject to future litigation in the operation of our business. An adverse outcome in one or more proceedings could adversely affect our business.
We may be involved in claims, suits, government investigations, and proceedings arising in the ordinary course of our business, including actions with respect to intellectual property claims, privacy, data protection or law enforcement matters, tax matters, labor and employment claims, commercial and acquisition-related claims, class action lawsuits and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of their outcomes, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. It is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, financial condition or results of operations.
Failure to obtain, maintain, protect or enforce our intellectual property rights could harm our business, results of operations and financial condition.
We regard the protection of our trade secrets, software, trademarks, service marks, trade dress, domain names, patents, and other intellectual property rights as critical to our success. We strive to protect our intellectual property rights by relying on a combination of federal, state and common law trademark, copyright, patent and trade secret protection laws, as well as contractual restrictions and business practices. We enter into proprietary information and invention assignment agreements with our employees and contractors and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. While these agreements will give us contractual remedies upon any unauthorized use or disclosure of our proprietary business information or intellectual property, we may not always be able to effectively monitor or prevent such unauthorized use or disclosure or misappropriation of our proprietary information or intellectual property or deter independent development of similar technologies by others. Enforcing a claim that a party illegally disclosed or misappropriated our proprietary information is difficult, expensive and time-consuming, and the outcome is unpredictable, and therefore, we may not be able to obtain adequate remedies. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us, which could harm our competitive position, business, financial condition, results of operations, and prospects.
We own registered trademarks and issued patents, and have filed, and may continue in the future to file, trademark and patent applications to protect certain of our innovations and intellectual property. This process can be expensive and time-consuming, may not always be successful depending on the intellectual property laws of the applicable jurisdiction in which we seek protection or other circumstances, in which case we may be unable to secure intellectual property protection for all of our technology and methodologies. We also may choose not to pursue registrations in every jurisdiction depending on the nature of the project to which the intellectual property rights pertain. We may, over time, increase our investments in protecting our innovations and other technology. Even if we are successful in obtaining effective intellectual property protection, it is expensive to maintain these rights and the costs of defending our rights could be substantial. Moreover, our failure to develop and properly manage new innovations and other technology could hurt our market position and business opportunities.
While our software and other proprietary technology may be protected under copyright law, we have chosen not to register any copyrights in these works, and instead, primarily rely on protecting our software as a trade secret. In order to bring a copyright infringement lawsuit in the United States, the applicable copyright must be registered. Accordingly, the remedies and damages available to us for unauthorized use of our software may be limited.
Furthermore, our intellectual property and other proprietary rights may be challenged, knowingly or unknowingly infringed, misappropriated circumvented, declared generic, or determined to be infringing on or dilutive of third-party intellectual property rights, and we may not be able to prevent infringement or misappropriation or other violation of our intellectual property and other proprietary rights without incurring substantial expense. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. Monitoring unauthorized use of our intellectual property is difficult and costly, and while it is our policy to protect and defend our rights to our intellectual property, we cannot predict whether steps taken by us to enforce and protect our intellectual property rights will be adequate to prevent infringement, misappropriation, dilution or other violations of our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our games. Moreover, in any lawsuit we bring to enforce our intellectual property rights, a court may refuse to stop the other party from using the technology at issue on grounds that our intellectual property rights do not cover the technology in question. Further, in such proceedings, the defendant could counterclaim that our intellectual property is invalid or unenforceable and the court may agree, in which case we could lose valuable intellectual property rights. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs, adverse publicity, and diversion of management and technical resources, any of which could adversely affect our business, financial condition or results of operations. If we fail to maintain, protect and enhance our intellectual property rights, our business, financial condition or results of operations may be harmed.
We may be subject to intellectual property disputes, which are costly to defend and could require us to pay significant damages and could limit our ability to use certain technologies in the future.
Our commercial success depends in part on our ability to operate without infringing, misappropriating or otherwise violating the intellectual property rights of others. We have faced, and may in the future face, allegations that we have infringed, misappropriated or otherwise violated the trademarks, copyrights, patents and other intellectual property rights of third parties, including from our competitors and non-practicing entities. We may also be subject to claims that our employees, consultants or other advisors have wrongfully used or disclosed alleged trade secrets of their former employers or claims asserting ownership of what we regard as our intellectual property. Intellectual property litigation may be protracted and expensive, and the results are difficult to predict. As the result of any court judgment or settlement, we may be obligated to cancel the launch of a new game, stop offering a game or certain features of a game in a particular geographic region or worldwide, pay significant royalties, settlement costs or damages (including treble damages and attorneys’ fees if we are found to have willfully infringed intellectual property rights), obtain licenses (which may not be available on acceptable terms or at all), modify our games and features, or develop substitutes. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. Furthermore, even if intellectual property disputes do not result in litigation, the time and resources necessary to resolve them could harm our business, results of operations, financial condition and reputation.
Our games utilize third-party open source software components, which may pose particular risks to our proprietary software, technologies, and games in a manner that could negatively affect our business.
We use open source software in our game development and expect to continue to use open source software in the future. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the open source software code. To the extent that our games depend upon the successful operation of open source software, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality of our games, delay new releases, result in a failure of our games, and injure our reputation. For example, undetected errors or defects in open source software could render it vulnerable to breaches or security attacks, and, as a result, make our systems more vulnerable to data breaches. In addition, the public availability of such software may make it easier for others to compromise our platform and games.
Moreover, some open source software licenses require users who distribute open source software as part of their proprietary software to publicly disclose all or part of the source code to such software or make available any derivative works or modifications of the open source code on unfavorable terms or at no cost. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release or license the source code of our proprietary software to the public, and from time to time, we may face claims from third parties that incorporate open source software into their products, claiming ownership of, or demanding release of, the source code of the open source software or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. The terms of various open source licenses have not been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of the open source software. We monitor our use of open source software and try to use open source software in a manner that will not require the disclosure of the source code to our proprietary software or prevent us from charging fees to our players for use of our proprietary software. However, we cannot guarantee that these efforts will be successful, and thus there is a risk that the use of such open source software may ultimately result in litigation, preclude us from charging fees for the use of certain of our proprietary software, require us to replace certain code used in our games, pay damages, settlement fees or a royalty to use some open source software, make the source code of our games publicly available or discontinue certain games. Any of the foregoing would have a negative effect on our business, financial condition or results of operations.
We are subject to laws and regulations concerning data privacy, information security, data protection and consumer protection, and these laws and regulations are continually evolving. Our actual or perceived failure to comply with these laws and regulations could harm our business.
We receive, store and process personal information and other data relating to employees and business contacts, in addition to that of our players, and we enable our players to share their personal information with each other and with third parties, including on the Internet and mobile platforms. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information, the scopes of which are changing, subject to differing interpretations, and may be inconsistent between jurisdictions or conflict with other rules.
Various government and consumer agencies have called for new regulation and changes in industry practices and are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices.
In the U.S., there are numerous federal and state privacy and data protection laws and regulations governing the collection, use, disclosure, protection and other processing of personal information, including federal and state data privacy laws, data breach notification laws and consumer protection laws. For example, the California Consumer Privacy Act of 2018, or CCPA, came into force in January 2020 and created new privacy rights for consumers residing in the state. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA allows for the California Attorney General to impose civil penalties for violations and also provides a private right of action for certain data breaches. California voters also recently passed the California Privacy Rights Act, or CPRA, which will take effect on January 1, 2023. The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding California consumers’ rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.
In the European Economic Area, or EEA, we are subject to the European Union’s General Data Protection Regulation, or GDPR, which became effective in May 2018, and from January 1, 2021, we are also subject to the UK GDPR and UK Data Protection Act 2018, which retains the GDPR in UK national law. The GDPR and national implementing legislation in EEA member states and the UK impose a strict data protection compliance regime in relation to our collection, control, processing, sharing, disclosure and other use of personal data, including providing detailed disclosures about how personal data is collected and processed, granting new rights for data subjects to access, delete or object to the processing of their data, mandatory breach notification to supervisory authorities (and in certain cases, affected individuals) of certain data breaches and significant documentary requirements to demonstrate compliance through policies, procedures, training and audit. In particular, European Union privacy supervisory authorities have focused on compliance with requirements relating to the processing of children’s personal data and ensuring that services offered to children are age appropriate, and we may be subject to regulatory scrutiny and subsequent enforcement actions if we are found to be processing children’s data given the nature of our services.
We are also subject to European Union rules with respect to cross-border transfers of personal data out of the EEA and the UK. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the UK to the United States. Most recently, on July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework, or Privacy Shield, under which personal data could be transferred from the EEA to U.S. entities, such as ourselves, who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances.
These recent developments will require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to in the U.S. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses and other mechanisms cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

In addition, Brazil’s passage of the Lei Geral de Protecao de Dados Pessoais, or LGPD, became effective September 2020 and created new privacy rights for consumers residing in Brazil.
Compliance with the GDPR, LGPD, CCPA and similar legal requirements has required us to devote significant operational resources and incur significant expenses. We expect the number of jurisdictions adopting their own data privacy laws to increase, which will require us to devote additional significant operational resources and incur additional significant expenses and will also increase our exposure to risks of claims by our players that we have not complied with all applicable data privacy laws.
All of our games are subject to our online privacy policy and our terms of service accessible through our platform providers’ storefronts, from our games and on our corporate website. While we strive to comply with such policies and all applicable laws, regulations, other legal and contractual obligations and certain industry standards and codes of conduct relating to data privacy and data protection, these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. It is also possible that new laws, regulations, other legal obligations or industry codes of conduct may be adopted, or existing laws, regulations, other legal obligations or industry codes of conduct may be interpreted in such a way that results in us having to take further compliance steps and/or could prevent us from being able to offer services to citizens of a certain jurisdiction or makes it costlier or more difficult for us to do so.
Any failure or perceived failure by us to comply with our privacy policy and terms of service, or our data privacy-related legal obligations including those to players or other third parties, or any compromise of security that results in the unauthorized release or transfer of personal information, including personal information about players, may result in regulatory investigations, governmental enforcement actions and significant fines, which, as an example, can be up to 20 million euros or up to 4% of the annual global revenue of the noncompliant undertaking, whichever is greater, for violations of certain requirements of the GDPR. The UK GDPR mirrors the fines under the GDPR. In addition to the foregoing, we may suffer reputational damage, orders to cease/change our processing of our data, civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, or public statements against us by consumer advocacy groups or others which could cause our players to lose trust in us, any of which could have an adverse effect on our business, financial condition or results of operations. Additionally, if third parties we work with such as players or vendors violate applicable laws or our policies, such violations may also put personal information at risk and expose us to potential liability and reputational harm. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities. Any of the foregoing could have an adverse effect on our business, financial condition or results of operations.
Our business depends on our ability to collect and use data to deliver relevant content and marketing materials, and any limitation on the collection and use of this data could cause us to lose revenue.
When our players use our games, we may collect both personal and non-personal data about our players. Often we use some of this data to provide a better experience for our players by delivering relevant content and marketing materials. Our players may decide not to allow us to collect some or all of this data or may limit our use of this data. Any limitation on our ability to collect data about players and game interactions would likely make it more difficult for us to deliver targeted content and marketing materials to our players. Interruptions, failures or defects in our data collection, analysis and storage systems, as well as privacy concerns, increasing public scrutiny and regulatory restrictions regarding the collection of data, could also limit our ability to aggregate and analyze player data. If that happens, we may not be able to successfully adapt to player preferences to improve and enhance our games, retain existing players and maintain the popularity of our games, which could cause our business, financial condition, or results of operations to suffer.
We are also subject to evolving EU and UK privacy laws on cookies and similar technologies and eMarketing. In the EU and the UK, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive are highly likely to be replaced by an EU regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. In the EU and the UK, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. While the text of the ePrivacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach endorsed in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline in the use of cookies or similar online tracking technologies as a means to identify and potentially target players, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand our players.

Additionally, Internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of advertising on their devices, including through Apple’s Identifier for Advertising, or IDFA, or Google’s Advertising ID, or AAID, for Android devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications. Advertising identifiers are frequently used as a means to deliver targeted advertising to devices. While we currently conduct very limited advertising to our players in our games (often referred to as “ad monetization”), it is a meaningful way to generate revenue for many mobile game companies. If we subsequently increase our engagement in ad monetization to generate revenue, we will be limited in how and to whom we can present with in-game advertising, which could adversely affect our ability to generate revenues from advertising.
We rely on assumptions and estimates to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
Certain of our key metrics, including Daily Active Users, or DAU, Monthly Active Users, or MAU, Average Daily Revenue per DAU, or ARPDAU, Daily Paying Users, or DPU, and Daily Payer Conversion are calculated using data tracked by our internal analytics systems based on tracking activity of player accounts. The analytics systems and the resulting data have not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and player engagement across our player base and our recently acquired operations, and factors relating to player activity and systems may impact these numbers.
Our award partners, content licensors, advertisers and investors rely on our key metrics as a representation of our performance. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. If we determine that we can no longer calculate any of our key metrics with a sufficient degree of accuracy, and we cannot find an adequate replacement for the metric, our business, financial condition or results of operations may be harmed. In addition, if awards partners, content licensors, advertisers or investors do not perceive our player metrics to be accurate representations of our user base or player engagement, or if we discover material inaccuracies in our user metrics, our reputation may be harmed and awards partners, content licensors or advertisers may be less willing to allocate their resources, intellectual property or budgets to our games, which could negatively affect our business, financial condition or results of operations.
Companies and governmental agencies may restrict access to platforms, our website, mobile applications or the Internet generally, which could lead to the loss or slower growth of our player base.
Our players generally need to access the Internet and, in particular, platforms such as Facebook, Apple, Google and our website to play our games. Access to the Internet in a timely fashion is necessary to provide a satisfactory player experience to the players of our games. Companies and governmental agencies could block access to any platform, our website, mobile applications or the Internet generally, or could limit the speed of data transmissions, for a number of reasons such as security or confidentiality concerns or regulatory reasons, or they may adopt policies that prohibit employees from accessing Facebook, Apple or Google and our website or any other social platform. In addition, telecommunications companies may implement certain measures, such as increased cost or restrictions based on the type or amount of data transmitted, that would impact consumers’ ability to access our games. If companies or governmental entities block or limit such or otherwise adopt policies restricting players from playing our games, our business could be negatively impacted and could lead to the loss or slower growth of our player base.
Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disruption of our operations and the services we provide to players, damage to our reputation, and a loss of confidence in our products and services, which could adversely affect our business.
Cybersecurity attacks, including breaches, computer malware and ransomware, computer hacking and insider threats have become more prevalent in our industry, and experts have warned that the global disruption related to the COVID-19 pandemic and remote working conditions may result in increased threats and malicious activity. Any cybersecurity breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions, loss or corruption of data, software, hardware or other computer equipment, or the inadvertent transmission of computer viruses or other unauthorized access to our systems caused by employee error, malfeasance or other disruptions could adversely affect our business, financial condition, results of operations or reputation. We have experienced and will continue to experience hacking attacks of varying degrees from time to time. Because of our prominence in the social casino gaming industry, we believe we are a particularly attractive target for hackers. Additionally, rapidly evolving technology and capabilities, evolving changes in the sources, capabilities and targets for cybersecurity attacks, as well as the increasing sophistication of cyber criminals increase the risk of material data compromise or business disruption.
In addition, we store sensitive information, including personal information about our employees, and our games involve the storage and transmission of players’ personal information on equipment, networks and corporate systems run by us or managed by third-parties including Amazon, Apple, Facebook, Google and Microsoft. We are subject to a number of laws, rules and regulations requiring us to provide notification to players, investors, regulators and other affected parties in the event of a security breach of certain personal data, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws and regulations, including the GDPR and the CCPA, have increased and may increase in the future. Our corporate systems, third-party systems and security measures have been subject to a breach and may be breached in the future due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to, or compromise the integrity of, our data, our employees’ data, our players’ data or any third-party data we may possess. Any such data security breach could require us to comply with various breach notification laws, create significant exposure for us, including under applicable data privacy laws and regulations such as the GDPR and CCPA, in particular if we have failed to take appropriate security measures, may affect our ability to operate and may expose us to litigation, remediation and investigation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability, each of which could be material.
Changes in tax laws or tax rulings could materially affect our effective tax rates, financial position and results of operations.
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws (including in response to the COVID-19 pandemic) or changes in interpretations of existing laws could cause us to be subject to additional income-based taxes and non-income based taxes (such as payroll, sales, use, value-added, digital services and excise, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. For example, in December 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act, or the 2017 Tax Act. The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate, implementing a partially territorial tax system, and imposing a onetime deemed repatriation toll tax on cumulative undistributed foreign earnings. Many of the provisions of the 2017 Tax Act are highly complex and may be subject to further interpretive guidance from the Internal Revenue Service, or IRS, or others. Some of the provisions of the 2017 Tax Act may be changed by a future Congress and may face future challenges by the World Trade Organization, or WTO, such as the favorable tax treatment for foreign-derived intangible income claimed by us. Although we cannot predict the nature or outcome of such future interpretive guidance, or actions by a future Congress or WTO, they could adversely impact the consolidated results of our operations and financial position. In addition, many countries in the EU, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. Any significant changes to our future effective tax rate may materially and adversely affect our business, financial condition, results of operations, or cash flows.
We could be required to collect additional sales, value-added or similar taxes or be subject to other tax liabilities that may increase the costs our customers pay for our games and adversely affect our results of operations.
One or more U.S. states or countries may seek to impose incremental or new sales, value-added taxes or use or other tax collection obligations on us. While we generally are not responsible for taxes generated on games accessed and operated through third-party platforms, we are responsible for collecting and remitting applicable sales, value-added or other similar taxes for revenue generated on games accessed and operated on our own platforms. Historically, we paid taxes on revenue generated from games accessed on our own platforms in U.S. states where we had a sufficient physical presence or “nexus” based on the location of our U.S. offices and servers. However, there is uncertainty as to what constitutes sufficient physical presence or nexus for a U.S. state to levy taxes, fees and surcharges for sales made over the internet. Furthermore, an increasing number of states have considered or adopted laws that impose sales tax collection obligations on out-of-state companies. This is also the case in respect of the European Union, where value-added taxes may be imposed on non-European Union companies making digital sales to consumers within the European Union. In addition, the U.S. Supreme Court ruled in South Dakota v. Wayfair, Inc., or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the customer’s state. In response to Wayfair, or otherwise, state and local governments may adopt, or begin to enforce, laws requiring us to calculate, collect and remit sales taxes in their jurisdictions. Similarly, many foreign jurisdictions have considered or adopted laws that impose value-added, digital services or similar indirect taxes on companies despite not having a physical presence in the foreign jurisdiction.
A successful assertion by one or more states, or other countries or jurisdictions, requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently collect some taxes, could result in substantial liabilities, including taxes on past sales as well as penalties and interest. We continually monitor the ever-evolving tax landscape in the jurisdictions in which we operate and those jurisdictions where our customers reside. The requirement to collect sales, value-added or similar indirect taxes by foreign, state or local governments for sellers that do not have a physical presence in the jurisdiction could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors or decrease our future sales, which may materially and adversely affect our business and results of operations.
We may have exposure to greater than anticipated tax liabilities.
Our income tax obligations are based in part on our corporate operating structure and intercompany arrangements. The tax laws applicable to our business, including the laws of the U.S. and other jurisdictions, are subject to interpretation, and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for intercompany arrangements, which could impact our worldwide effective tax rate and harm our financial position and results of operations. We are currently under a transfer pricing examination by the Israel Tax Authority for fiscal years 2016 through 2018. While we expect to prevail, it is possible that a negative outcome in this examination would have a material impact on our consolidated results of operations and financial position. In addition, changes to our corporate structure and intercompany agreements, including through acquisitions, could impact our worldwide effective tax rate and harm our financial position and results of operation.
Our ability to utilize our research credit carryforwards and certain other tax attributes may have been limited by “ownership changes” and may be further limited.
Our ability to utilize our research credit carryforwards, which were an aggregate of $3.4 million between state and federal research credit carryforwards at December 31, 2020, to offset potential future income taxes that would otherwise be due is dependent upon our generation of future income taxes before the expiration dates of the research credit carryforwards, and we cannot predict with certainty when, or whether, we will generate sufficient income taxes to use all of our research credit carryforwards.
Under Section 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its research credit carryforwards and other pre-change tax attributes to offset its post-change income taxes may be limited. We may have experienced, and we may in the future experience, ownership changes, either as a result of the Business Combination or other changes in our stock ownership (some of which are not in our control). As a result, if we incur income tax liability, our ability to use our pre- change research credit carryforwards to offset U.S. federal income taxes may be subject to limitations under Section 383, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of research credit carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
General Risk Factors
Economic downturns and political and market conditions beyond our control could adversely affect our business, financial condition and results of operations.
Our financial performance is subject to U.S. economic conditions and their impact on levels of spending by players, our awards partners and our advertisers. Economic recessions have had, and may continue to have, far-reaching adverse consequences across many industries, including the gaming industries, which may adversely affect our business and financial condition. In the past decade, the U.S. economy experienced tepid growth following the financial crisis in 2008 and 2009 and experienced a recession in 2020 due to the impact of the COVID-19 pandemic as well as international trade and monetary policy and other changes. If the U.S. economy experiences a continued recession or any of the relevant regional or local economies suffers a prolonged downturn, our business, financial condition, results of operations or prospects may be adversely affected.
In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy as a whole may reduce our players’ disposable income and our awards partners’ budgets resulting in fewer or less desirable rewards to be offered to our players. Any one of these changes could materially and adversely affect our business, financial condition, results of operations or prospects.
Our results of operations may fluctuate due to various factors and, therefore, our periodic operating results will not be guarantees of future performance.
Our financial results and operating metrics have fluctuated in the past and we expect such results to fluctuate in the future. These fluctuations may be due to a variety of factors, some of which are outside of our control and may not fully reflect the underlying performance of our business.
Our financial results and operations in any given period may be influenced by numerous factors, many of which we are unable to predict or are outside of our control. Consumer engagement with our games may decline or fluctuate as a result of a number of factors, including the popularity of the underlying games, the player’s level of satisfaction with our games, our ability to improve and innovate games and to attract new awards partners, outages and disruptions of online services, the services offered by our competitors, our marketing and advertising efforts or declines in consumer activity generally as a result of economic downturns, among others. Any decline or fluctuation in the recurring portion of our business may have a negative impact on our business, financial condition, results of operations or prospects.
Our reported financial results may be affected by changes in accounting principles generally accepted in the U.S.
Generally accepted accounting principles, or GAAP, in the U.S. are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. Any difficulties in implementing any future changes to accounting principles could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
Our core values of focusing on our players and their experience within our games and acting for the long-term may conflict with the short-term expectations of analysts.
We believe that providing quality and highly engaging content to our players is essential to our success and serves the best, long-term interests of our company and our stockholders. Therefore, we have made in the past and we may make in the future, significant investments or changes in strategy that we think will benefit us in the long-term, even if our decision has the potential to negatively impact our operating results in the short term. In addition, our decisions may not result in the long-term benefits that we expect, in which case the success of our games, business, financial condition or results of operations could be harmed.
Securities analysts may not publish favorable research or reports about our business or may publish no information at all, which could cause our stock price or trading volume to decline.
Our stock price and trading volume may be heavily influenced by the way analysts and investors interpret our financial information and other disclosures. If securities or industry analysts do not publish research or reports about our business, delay publishing reports about our business, or publish negative reports about our business, regardless of accuracy, the trading price of shares of our Class A common stock could decline.
If a trading market for shares of our Class A common stock develops, the trading market will be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a newly public company, we may be slow to attract research coverage and the analysts who publish information about us will have had relatively little experience with us, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, the trading price of our Class A common stock could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
Even if we are actively covered by analysts, we do not have any control over the analysts or the measures that analysts or investors may rely upon to forecast our future results. Overreliance by analysts or investors on any particular metric to forecast our future results may lead to forecasts that differ significantly from our own.
We may require additional capital to support our growth plans, and such capital may not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business.
We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. In June 2021, we entered into the Credit Agreement, which subjects us to certain operational and financial covenants.
Any additional debt financing that we secure in the future could involve offering additional security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, the COVID-19 pandemic has disrupted capital markets, and if we seek to access additional capital or increase our borrowing, there can be no assurance that debt or equity financing may be available to us on favorable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition or results of operations may be harmed.
Our investment portfolio may become impaired by deterioration of the financial markets.
Our cash equivalent and investment portfolio, including the proceeds of the Business Combination, will be invested with a goal of preserving our access to capital, and generally consists of money market funds, corporate debt securities, U.S. government and government agency debt securities, mutual funds, certificates of deposit and time deposits. We intend to follow an investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk, which guidelines may include credit quality standards and permissible allocations of certain sectors to limit our exposure to specific investment types. Volatility in the global financial markets can negatively impact the value of our investments, and recent depressed performance in U.S. and global financial markets due to the COVID-19 pandemic has negatively impacted the carrying value of our investment portfolio. If financial markets experience further volatility, including due to depressed economic production and performance across the U.S. and global economies due to impacts of the COVID-19 pandemic, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any disruption of the capital markets could cause our other income and expenses to vary from expectations. Although we intend to manage our investment portfolio for a low risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
Our management has limited experience in operating a public company. The requirements of being a public company may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses may be greater than we anticipate.
We are a public company, and as such (and particularly after we are no longer an “emerging growth company”), will incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the U.S. Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the Nasdaq, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased, and will continue to increase, our historical legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to attract and retain qualified members of our Board of Directors as compared to a private company. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an “emerging growth company.” We will need to hire additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge and maintain an internal audit function, which will increase our operating expenses. Moreover, we could incur additional compensation costs in the event that we decide to pay cash compensation closer to that of other publicly listed companies, which would increase our general and administrative expenses and could materially and adversely affect our profitability. We are evaluating these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
Our executive officers have limited experience in the management of a publicly traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of the post-combination company. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. Our management will need to continually assess our staffing and training procedures to improve our internal control over financial reporting. Further, the development, implementation, documentation and assessment of appropriate processes, in addition to the need to remediate any potential deficiencies, will require substantial time and attention from management. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase its operating costs in future periods.
The Business Combination may place a significant burden on our management and other internal resources. The diversion of management’s attention and any difficulties encountered in the transition process could harm our financial condition, results of operations and prospects. In addition, uncertainty about the effect of the Business Combination on our systems, employees, customers, partners, and other third parties, including regulators, may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel for a period of time after the completion of the Business Combination.
As a private company, we were not required to document and test our internal controls over financial reporting, our management was not required to certify the effectiveness of our internal controls and our auditors were not required to opine on the effectiveness of our internal controls over financial reporting. Failure to maintain adequate financial, information technology and management processes and controls could result in material weaknesses which could lead to errors in our financial reporting, which could adversely affect our business.
We were not required to document and test our internal controls over financial reporting, our management was not required to certify the effectiveness of our internal controls and our auditors were not required to opine on the effectiveness of our internal controls over financial reporting. We are not currently subject to Section 404 of the Sarbanes-Oxley Act. However, we are required to provide management’s attestation on internal controls commencing with our annual report for the year ending December 31, 2021. In addition, we may lose our emerging growth company status and become subject to the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. In addition, our current controls and any new controls that we develop may become inadequate because of poor design and changes in our business, including increased complexity resulting from our international operations and our contemplated international expansion. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and their attestation reports.
If we are unable to certify the effectiveness of our internal controls, or if our internal controls have a material weakness, we may not detect errors timely, our financial statements could be misstated, we could be subject to regulatory scrutiny and a loss of confidence by stakeholders, which could harm our business and adversely affect the trading price of our Class A common stock.
We are an “emerging growth company” within the meaning of the Securities Act, and if it takes advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.
We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intends to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including, but not limited to: (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year in which the market value of our Class A common stock that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (2) the last day of the fiscal year in which it has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (3) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (4) the last day of the fiscal year following the fifth anniversary of the date of the first sale of Acies Class A ordinary shares. Investors may find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of shares of our Class A common stock held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of shares of our Class A common stock held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
Our workforce and operations have grown substantially since our inception and we expect that they will continue to do so. If we are unable to effectively manage that growth, our financial performance and future prospects will be adversely affected.
Since our inception, we have experienced growth in the U.S. and internationally. This expansion increases the complexity of our business and has placed, and will continue to place, significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage our growth effectively, which could damage our reputation and negatively affect our operating results.
Properly managing our growth will require us to continue to hire, train and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating these new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented reductions in force and may in the future implement other reductions in force. Any reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees, reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in force. Properly managing our growth will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
Our failure to upgrade our technology or network infrastructure effectively to support our growth could result in unanticipated disruptions. To manage the growth of our operations and personnel and improve the technology that supports our business operations, as well as our financial and management systems, disclosure controls and procedures, and internal controls over financial reporting, we will be required to commit substantial financial, operational and technical resources.
Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to expand our operations and hire additional qualified personnel in an efficient manner, or if our operational technology is insufficient to reliably service our games, we could potentially face difficulties in retaining players, which would adversely affect our business, financial condition, and operating results.
Our organizational structure is complex and will continue to grow as we add additional employees. We will need to scale our operational, financial and management controls as well as our reporting systems and procedures to support the growth of our organizational structure. We will require capital and management resources to grow and mature in these areas. If we are unable to effectively manage the growth of our business, the quality of our games may suffer, and we may be unable to address competitive challenges, which would adversely affect our overall business, operations and financial condition.
Continued growth and success will depend on the performance of our current and future employees, including certain key employees. Recruitment and retention of these individuals is vital to growing our business and meeting our business plans. The loss of any of our key executives or other key employees could harm our business.
Our ability to compete and grow depends in large part on the efforts and talents of our employees and executives. Our success depends in a large part upon the continued service of our senior management team, including Andrew Pascal, our Co-Founder and Chief Executive Officer. Mr. Pascal is critical to our vision, strategic direction, culture, products and technology, and the continued retention of our entire senior management team is important to the success of our operating plan. We do not have employment agreements or offer letters with certain members of our senior management team, and we do not maintain key-man insurance for members of our senior management team. The loss of any member of our senior management team could cause disruption and harm our business, financial condition, results of operations or reputation.
In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate and retain highly skilled employees, particularly in the competitive fields of game design, product management, engineering and data science. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. Interviewing, hiring and integrating new employees has and will continue to be particularly challenging during the COVID-19 pandemic. As part of our global remote working plans, throughout the duration of the COVID-19 pandemic, we have devoted and will continue to devote increased efforts to maintaining our collaborative culture of the corporate headquarters and each of our domestic and international game studios through the use of videoconferencing and other online communication and sharing tools, and to monitoring the health, safety, morale and productivity of our employees, including new employees, as we evaluate the impacts of this challenging situation on our business and employees.
We believe that two critical components of our success and our ability to retain our best people are our culture and our competitive compensation practices. As we operate as a public company, we may find it difficult to maintain our entrepreneurial, execution-focused culture. In addition, any volatility in our operating results and the trading price of shares of our Class A common stock may cause our employee base to be more vulnerable to be targeted for recruitment by competitors. While we believe we compete favorably, competition for highly skilled employees is intense. If we are unable to identify, hire and retain our senior management team and our key employees, our business, financial condition or results of operations could be harmed. Moreover, if our team fails to work together effectively to execute our plans and strategies on a timely basis, our business, financial condition or results of operations could be harmed.
Any restructuring actions and cost reduction initiatives that we undertake may not deliver the expected results and these actions may adversely affect our business.
We have implemented restructurings in the past and may implement restructurings in the future for purpose of reducing costs, streamlining operations and improving cost efficiencies to better align our operating expenses with our revenue. Such restructurings may include reducing our headcount, rationalizing our product pipeline, reducing marketing and technology expenditures and downsizing certain game studios. We plan to continue to manage costs to better and more efficiently manage our business. Our restructuring plans and other such efforts could result in disruptions to our operations and adversely affect our business, financial condition or results of operations.
We actively monitor our costs, however, if we do not fully realize or maintain the anticipated benefits of any restructuring actions and cost reduction initiatives, our business, financial condition or results of operations could be adversely affected, and additional restructuring initiatives may be necessary. In addition, we cannot be sure that the cost reduction initiatives will be as successful in reducing our overall expenses as expected or that additional costs will not offset any such reductions. If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer. In addition, any cost reduction measures could negatively impact our business, financial condition or results of operations including but not limited to, delaying the introduction of new games, features, or content, delaying introduction of new technology, impacting our ability to react nimbly to game or technology issues, or impacting employee retention and morale.
We have a large game studio located in Burlingame, California, just south of San Francisco. The occurrence of an earthquake or other natural disaster or other significant business interruption at or near our game studio in Burlingame, California, or any of our other game studios or facilities, could cause damage to our facilities and equipment and interfere with our operations.
We rent a facility housing a large game studio located in the San Francisco Bay Area, an area known for earthquakes, and is thus vulnerable to damage. All of our other game studios and facilities are vulnerable to damage from natural or manmade disasters, including power loss, fire, explosions, floods, communications failures, terrorist attacks, contagious disease outbreak (such as the COVID-19 pandemic) and similar events. If any disaster were to occur, our ability to operate our business at our game studios or facilities could be impaired and we could incur significant losses, recovery from which may require substantial time and expense.
Our insurance may not provide adequate levels of coverage against claims.
We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Moreover, any loss incurred could exceed policy limits and policy payments made to us may not be made on a timely basis. Such losses could adversely affect our business prospects, results of operations, cash flows and financial condition.
Because we are a “controlled company” within the meaning of the Nasdaq rules, our shareholders may not have certain corporate governance protections that are available to shareholders of companies that are not controlled companies.
So long as more than 50% of the voting power for the election of directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of the Nasdaq corporate governance standards. As of the Closing Date, the Founder Group controlled approximately 74.6% of the combined voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards and are not subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board of Directors selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. As of the date of this Quarterly Report, PLAYSTUDIOS does not utilize any of these exemptions, however, should PLAYSTUDIOS later choose to do so, you may not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements.
The Founder Group may have its interest in us diluted due to future equity issuances or its own actions in selling shares of our Class B common stock, in each case, which could result in a loss of the “controlled company” exemption under the Nasdaq listing rules. We would then be required to comply with those provisions of the Nasdaq listing requirements.
The dual class structure of our common stock has the effect of concentrating voting power with Andrew Pascal, the Chairman and Chief Executive Officer of the Company, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.
Shares of our Class B common stock are entitled to twenty (20) votes per share, while shares of our Class A common stock are entitled to one (1) vote per share. Mr. Pascal and his affiliated entities included in the Founder Group hold all of the issued and outstanding shares of our Class B common stock. Accordingly, as of the Closing Date, the Founder Group, including Mr. Pascal, controlled approximately 12.8% of the outstanding shares of common stock and approximately 74.6% of the combined voting power of our outstanding capital stock, and accordingly is able to control matters submitted to our stockholders for approval, including the election of directors, amendments to our organizational documents and any merger, consolidation, sales of all or substantially all of our assets or other major corporate transactions. Mr. Pascal may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, and may ultimately affect the market price of shares of our Class A common stock.
We cannot predict the impact our dual class structure may have on the stock price of our Class A common stock.
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. Under these policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. It is unclear what effect, if any, these policies will have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. As a result, the market price of shares of our Class A common stock could be adversely affected.
We may issue additional common stock or preferred stock, including under the 2021 Plan and ESPP Plan. Any such issuances would dilute the interest of our stockholders and likely present other risks.
We may issue a substantial number of additional shares of common or preferred stock, including under the 2021 Plan and ESPP Plan. Any such issuances of additional shares of common or preferred stock:
•may significantly dilute the equity interests of our stockholders;
•may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
•could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•may adversely affect prevailing market prices for our common stock.
The historical financial results of Old PLAYSTUDIOS included elsewhere in this Quarterly Report may not be fully comparable to our future results as a result of the Business Combination.
The historical financial results of Old PLAYSTUDIOS included in this Quarterly Report on Form 10-Q do not necessarily reflect the financial condition, results of operations or cash flows we would have achieved as a standalone company during the periods presented or those we will achieve in the future. This is primarily the result of the following factors: (i) we will incur additional ongoing costs as a result of the Business Combination, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act; and (ii) our capital structure will be different from that reflected in Old PLAYSTUDIOS’ historical financial statements. Our financial condition and future results of operations could be materially different from amounts reflected in Old PLAYSTUDIOS’ historical financial statements included elsewhere in this Quarterly Report on Form 10-Q, so it may be difficult for investors to compare our future results to historical results or to evaluate its relative performance or trends in our business.
Legal proceedings in connection with the Business Combination, the outcomes of which are uncertain, could divert management’s attention and adversely affect our daily operations.
On March 2, 2021, a lawsuit was filed in the Superior Court of California, Los Angeles County, by a purported Acies shareholder in connection with the Business Combination: McCart v. Acies Acquisition Corp., et al. (Sup. Ct. L.A. County) (the “Complaint”). The Complaint names Acies and members of Acies’ board of directors as defendants. The Complaint alleges breaches of fiduciary duties against members of Acies’ board of directors and aiding and abetting the board of directors’ alleged breaches of fiduciary duties against Acies. The Complaint also alleges that the registration statement is materially deficient and omits and/or misrepresents material information including, among other things, certain financial information, certain details regarding Acies’ financial advisors, and other information relating to the background of the Business Combination. The Complaint generally seeks to enjoin the Business Combination or in the event that it is consummated, recover damages. Another purported Acies shareholder sent a demand letter on February 19, 2021 (the “Demand”), making similar allegations as those made in the Complaint and demanding additional disclosure regarding the Business Combination. Additional lawsuits may be filed against Acies, Old PLAYSTUDIOS or us or our directors and officers in connection with the Business Combination. Defending such additional lawsuits could require any of the above entities to incur significant costs and draw the attention of the management team away from the daily operations of PLAYSTUDIOS. Further, the defense or settlement of any lawsuit or claim may also adversely affect our business, financial condition, results of operations and cash flows.
Warrants will become exercisable for our common stock and Earnout Shares and Sponsor Shares may become issuable or vest, each of which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
Outstanding Warrants to purchase an aggregate of 10,996,631 shares of our Class A common stock will become exercisable in accordance with the terms of the Warrant Agreement governing those securities starting on October 27, 2021. The exercise price of these Warrants will be $11.50 per share. In addition, up to 15,000,000 Earnout Shares of our common stock may be issued and up to 900,000 Sponsor Shares may vest and become unrestricted upon the closing price of the Class A common stock exceeding $12.50 and $15.00 per share, respectively, for any 20 trading days within any 30-trading day window commencing on or after November 18, 2021 and ending no later than June 21, 2026 (the Earnout Shares will also vest based on the price targets in connection with a sale of the

Company) (each of the foregoing vesting events, an "Earnout Triggering Event"). To the extent such Warrants are exercised and such shares are issued or become unrestricted, additional shares of our Class A common stock will be issued or become eligible for resale, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.
Regulatory and licensing requirements may limit the ability of third parties seeking to make investments in us or acquire us.
Many states require prior approval of acquisitions of “control,” as defined under each state’s laws and regulations, which may apply to an investment without regard to the intent of the investor. In some states, the obligation to obtain approval is imposed on the licensee, and in other states, the prospective investor bears the statutory obligation. Depending on the form of entity, the threshold trigger may be limited to voting stock. A failure to make the relevant filings and receive the requisite approvals could result in administrative sanctions against the prospective investor or the licensee, including the potential suspension of the license in that state until the requisite approval is obtained. These regulatory requirements may discourage potential acquisition proposals or investments that would result in a change of control of us, may delay or prevent acquisition of shares that would result in a change in control of us, and, as a result, may adversely impact demand for, and the trading price of, our common stock.
Risks Relating to the Restatement of Our Previously Issued Financial Statements
Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.
On April 12, 2021, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities instead of equity on the our balance sheet (the “SEC Staff Statement”). As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our Public Warrants and Private Placement Warrants, and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value reported in our statement of operations for each reporting period.
As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
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
As described elsewhere in this Quarterly Report on Form 10-Q, we identified a material weakness in our internal control over financial reporting related to the classification of our warrants as equity instead of liabilities. On May 9, 2021, our audit committee authorized management to restate our audited financial statements for the year ended December 31, 2020, and, accordingly, management concluded that the control deficiency that resulted in the incorrect classification of our warrants constituted a material weakness as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the affected periods.
We have implemented a remediation plan, to remediate the material weakness surrounding our historical presentation of our warrants but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Additional Risks Related to Ownership of Our Common Stock and Our Operation as a Public Company
The price of our Class A common stock and Warrants may be volatile.
The price of our Class A common stock, as well as our Warrants may fluctuate due to a variety of factors, including:
•changes in the industries in which we and our customers operate;
•developments involving our competitors;
•changes in laws and regulations affecting our business;
•variations in our operating performance and the performance of our competitors in general;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•publication of research reports by securities analysts about us or our competitors or our industry;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•actions by stockholders, including the sale by the PIPE Investors of any of their shares of our Class A common stock;
•the issuance and potential sales of 15,000,000 Earnout Shares and potential sale of 900,000 Sponsor Shares upon the occurrence of Earnout Triggering Events;
•the sales of shares of our common stock after the expiration of applicable lockup restrictions;
•additions and departures of key personnel;
•commencement of, or involvement in, litigation involving the combined company;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our Class A common stock available for public sale; and
•general economic and political conditions, such as the effects of the COVID-19 outbreak, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.
These market and industry factors may materially reduce the market price of our Class A common stock, and Warrants regardless of our operating performance.
In addition, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there has not been a public market for our stock and trading in the shares of Acies’ Class A ordinary shares has not been active. Accordingly, the valuation ascribed to us in the Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed above could have a material adverse effect on your investment in our securities, and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
We do not intend to pay cash dividends for the foreseeable future.
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as the Board of Directors deems relevant.
We will have broad discretion over the use of proceeds from the exercise of the Public Warrants, and we may invest or spend the proceeds in ways with which investors do not agree and in ways that may not yield a return.
We will have broad discretion over the use of proceeds from the exercises of warrants and options. Investors may not agree with our decisions, and our use of the proceeds may not yield a return on investment. We intend to use these net proceeds for general corporate purposes, which may include capital expenditures, investments and working capital. In addition, from time to time in the past we have considered, and we continue to consider, acquisitions and strategic transactions, and we also may use such net proceeds for such purposes. Our use of these proceeds may differ substantially from our current plans. Our failure to apply the net proceeds from the exercises of warrants and options effectively could impair our ability to pursue our growth strategy or could require us to raise additional capital.

We may be subject to securities litigation, which is expensive and could divert management attention.
The market price of our Class A common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.
Future resales of common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
Pursuant to the Sponsor Support Agreement and the Bylaws, after the consummation of the Business Combination and subject to certain exceptions, the holders of: (i) the shares of our common stock issued as consideration pursuant to the Mergers, (ii) any Old PLAYSTUDIOS Options; (iii) the shares of our common stock underlying the Old PLAYSTUDIOS Options; (iv) Sponsor Shares or (v) Private Placement Warrants, in each case, are restricted from selling or transferring any of the securities described in clauses (i), (ii) or (iii) (the “Lock-Up Securities”). Such restrictions begin at Closing and end at the date that is 12 months after the Closing, except that beginning on the date that is 180 days after the Closing, an amount of Lock-Up Securities equal to the lesser of (A) 5% of the Lock-Up Securities held by each holder of Lock-Up Securities and (B) 50,000 Lock-Up Securities held by each holder of Lock-Up Securities, will no longer be subject to the transfer restrictions.
However, following the expiration of such lock-up, the Sponsor and the Old PLAYSTUDIOS stockholders will not be restricted from selling shares of our common stock held by them, other than by applicable securities laws. Additionally, the PIPE Investors will not be restricted from selling any of their shares of our common stock following the Closing, other than by applicable securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Upon completion of the Business Combination, the Sponsor and the Old PLAYSTUDIOS stockholders collectively owned approximately 72% of the outstanding shares of our common stock (not including the shares of our common stock issued in the PIPE Investment pursuant to the terms of the Subscription Agreements).
The shares held by Sponsor and the Old PLAYSTUDIOS stockholders may be sold after the expiration of the applicable lock-up period. As restrictions on resale end and registration statements (filed after the Closing to provide for the resale of such shares from time to time) are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the share price of our Class A common stock or the market price of our Class A common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
The Public Warrants may never be in the money, and they may expire worthless and the terms of the warrants may be amended in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment.
The warrants were issued in registered form under a Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and Acies. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.
We may redeem the Public Warrants prior to their exercise at a time that is disadvantageous to the holders of Public Warrants.
We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant if, among other things, the last reported sale price of our Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Public Warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding Public Warrants as described above could force the holders of Public Warrants to: (i) exercise the Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) sell the Public Warrants at the then-current market price when they might otherwise wish to hold their warrants; or (iii) accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, we expect would be substantially less than the market value of the Public Warrants. None of the Private Placement Warrants will be redeemable by us (subject to limited exceptions) so long as they are held by our Sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the last reported sale price of our Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the holders of the Public Warrants equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their Public Warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. The value received upon exercise of the Public Warrants (i) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 shares of Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.
Furthermore, the shares of common stock issued upon exercise of the Public Warrants or Private Placement Warrants (or upon the redemption of such Warrants for shares of our common stock) will result in dilution to the existing holders of our common stock.
Delaware law and our organizational documents contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Our organizational documents, and the Delaware General Corporation Law ("DGCL"), contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Board of Directors or taking other corporate actions, including effecting changes in our management. Among other things, the organizational documents include provisions regarding:
•the ability of the Board of Directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the Certificate of Incorporation will prohibit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the limitation of the liability of, and the indemnification of, our directors and officers;
•the ability of the Board of Directors to amend the Bylaws, which may allow the Board of Directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to the Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Board of Directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in Board or management.
The provisions of the Certificate of Incorporation requiring exclusive forum in the Court of Chancery of the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
Our Certificate of Incorporation provides that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will be the sole and exclusive forum for: (i) any derivative action, suit or proceeding brought on our behalf; (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any director, officer or stockholder of the Company to the Company or the Company’s stockholders; (iii) any action, suit or proceeding arising pursuant to any provision of the DGCL or our Bylaws or our Certificate of Incorporation (as either may be amended from time to time); (iv) any action, suit or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (v) any action, suit or proceeding asserting a claim against us or any current or former director, officer or stockholder governed by the internal affairs doctrine. Notwithstanding the foregoing, the Certificate of Incorporation will provide that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Similarly, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. The organizational documents also provide that, unless the Company consents in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.
These provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in the Certificate of Incorporation to be inapplicable or unenforceable in such action.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The information required by this Item 2 is contained in our Current Report on Form 8-K, as originally filed with the SEC on June 25, 2021.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None

Items 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Certificate of Incorporation of PLAYSTUDIOS, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 25, 2021).
3.2	Bylaws of PLAYSTUDIOS, Inc., effective as of June 21, 2021 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed June 25, 2021).
10.1
Amended and Restated Registration Rights Agreement, dated as of June 21, 2021, by and among PLAYSTUDIOS, Inc. and certain stockholders of PLAYSTUDIOS, Inc. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 9-K filed June 25, 2021.

10.2^	PLAYSTUDIOS, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed June 25, 2021).
10.3^	PLAYSTUDIOS, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed June 25, 2021).
10.4^	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed June 25, 2021).
10.5
Credit Agreement among PLAYSTUDIOS, Inc., PLAYSTUDIOS US, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders party thereto, dated June 24, 2021 (incorporated by reference to Exhibit 10.18 to Current Report on Form 8-K filed June 25, 2021).

10.6
Pledge and Security Agreement among PLAYSTUDIOS, Inc, PLAYSTUDIOS US, LLC and JPMorgan Chase Bank, N.A., as Administrative Agent, dated June 24, 2021 (incorporated by reference to Exhibit 10.19 to Current Report on Form 8-K filed June 25, 2021).

10.7*^	PLAYSTUDIOS, Inc. Compensation Program for Non-Employee Directors.
31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
32.1*	Certification of CEO and CFO Pursuant to 19 U.S.C. Section 1350.
101.INS**	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
^	Indicates management contract or compensatory plan
†	Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYSTUDIOS, Inc.

Date:	August 12, 2021	By:	/s/ Andrew Pascal
		Name:	Andrew Pascal
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2021	By:	/s/ Scott Peterson
		Name:	Scott Peterson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)