Form 10-Q
period 2021-09-30
PLAYSTUDIOS, Inc.
filed 2021-11-12
CIK 1823878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 8, 2021, there were 109,877,291 shares of Class A common stock, $0.0001 par value per share, and 16,130,300 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

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
These statements are based on our current plans, estimates and projections in light of information currently available to us, and are subject to known and unknown risks, uncertainties and assumptions about us, including those described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q, and in other filings that we make with the Securities and Exchange Commission (the “SEC”) from time to time, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In addition, the risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are also not guarantees of performance. You should not put undue reliance on any forward-looking statements, which speak only as of the date hereof. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q whether as a result of new information, future events or otherwise.
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

Item 1. Financial Statements
PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$225,975	$48,927
Receivables	18,462	16,616
Prepaid expenses	6,440	2,429
Income tax receivable	10,471	6,959
Other current assets	416	2,854
Total current assets	261,764	77,785
Property and equipment, net	5,222	6,201
Internal-use software, net	42,731	38,756
Goodwill	5,059	5,059
Intangibles, net	1,350	1,624
Deferred income taxes	6,562	3,109
Other long-term assets	7,849	1,927
Total non-current assets	68,773	56,676
Total assets	$330,537	$134,461
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	8,832	4,717
Warrant liabilities	8,468	—
Accrued liabilities	10,596	29,089
Total current liabilities	27,896	33,806
Minimum guarantee liability	—	300
Deferred income taxes	2,579	2,970
Other long-term liabilities	1,672	1,306
Total non-current liabilities	4,251	4,576
Total liabilities	$32,147	$38,382
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value (100,000 shares authorized, 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020)	—	—
Class A common stock, $0.0001 par value (2,000,000 shares authorized, 109,830 and 74,422 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	11	8
Class B common stock, $0.0001 par value (25,000 shares authorized, 16,130 and 18,977 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively).	2	2
Additional paid-in capital	264,067	71,786
Retained earnings	33,921	23,802
Accumulated other comprehensive income	389	481
Total stockholders’ equity	298,390	96,079
Total liabilities and stockholders’ equity	$330,537	$134,461
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues	$70,571	$69,711	$215,490	$205,883
Operating expenses:
Cost of revenue(1)	22,282	23,840	69,802	70,199
Selling and marketing	19,274	15,078	60,461	41,232
Research and development	14,509	14,812	46,551	35,942
General and administrative	8,092	4,362	24,769	13,883
Depreciation and amortization	7,213	5,577	20,145	16,405
Total operating costs and expenses	71,370	63,669	221,728	177,661
Income (loss) from operations	(799)	6,042	(6,238)	28,222
Other income (expense), net:
Change in fair value of warrant liabilities	11,876	—	11,986	—
Interest expense, net	(57)	(107)	(206)	(94)
Other income (expense), net	(113)	494	(242)	509
Total other income, net	11,706	387	11,538	415
Income before income taxes	10,907	6,429	5,300	28,637
Income tax benefit (expense)	329	(1,309)	4,819	(5,066)
Net income	$11,236	$5,120	$10,119	$23,571
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.09	$0.06	$0.09	$0.25
Diluted	$0.08	$0.05	$0.08	$0.23
Weighted average shares of common stock outstanding:
Basic	125,823	92,596	106,880	92,879
Diluted	138,795	105,078	120,516	101,876

(1)Amounts exclude depreciation and amortization.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$11,236	$5,120	$10,119	$23,571
Other comprehensive income (loss):
Change in foreign currency translation adjustment(1)	(5)	(154)	(92)	97
Total other comprehensive income (loss)	(5)	(154)	(92)	97
Comprehensive income	$11,231	$4,966	$10,027	$23,668

(1)These amounts are presented gross of the effect of income taxes. The total change in foreign currency translation adjustment and the corresponding effect of income taxes are immaterial.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Retained Earnings
Balance as of June 30, 2020	162,596	$8	226,474	$11	—	$—	—	$—	$68,463	$349	$31,961	$100,792
Retroactive application of reverse recapitalization	(162,596)	(8)	(226,474)	(11)	73,100	8	18,977	2	9	—	—	—
Adjusted balance as of June 30, 2020	—	$—	—	$—	73,100	$8	18,977	$2	$68,472	$349	$31,961	100,792
Net income	—	—	—	—	—	—	—	—	—	—	5,120	5,120
Exercise of stock options	—	—	—	—	414	—	—	—	478	—	—	478
Stock-based compensation	—	—	—	—	—	—	—	—	1,341	—	—	1,341
Repurchase and retirement of common stock	—	—	—	—	(837)	—	—	—	—	—	(2,515)	(2,515)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(154)	—	(154)
Balance as of September 30, 2020	—	$—	—	$—	72,677	$8	18,977	$2	$70,291	$195	$34,566	$105,062

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Retained Earnings
Balance as of June 30, 2021	—	$—	—	$—	109,623	$11	16,130	$2	$262,931	$394	$22,685	$286,021
Net income	—	—	—	—	—	—	—	—	—	—	11,236	11,236
Business Combination and PIPE Financing	—	—	—	—	—	—	—	—	(73)	—	—	(73)
Exercise of stock options	—	—	—	—	207	—	—	—	192	—	—	192
Stock-based compensation	—	—	—	—	—	—	—	—	1,017	—	—	1,017
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(5)	—	(5)
Balance as of September 30, 2021	—	$—	—	$—	109,830	$11	16,130	$2	$264,067	$389	$33,921	$298,390

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Retained Earnings
Balance as of December 31, 2019	162,596	$8	225,490	$11	—	$—	—	$—	$66,661	$98	$13,535	80,313
Retroactive application of reverse recapitalization	(162,596)	(8)	(225,490)	(11)	72,871	8	18,977	2	9	—	—	—
Adjusted balance as of December 31, 2019	—	$—	—	$—	72,871	$8	18,977	$2	$66,670	$98	$13,535	80,313
Net income	—	—	—	—	—	—	—	—	—	—	23,571	23,571
Exercise of stock options	—	—	—	—	649	—	—	—	622	—	—	622
Stock-based compensation	—	—	—	—	—	—	—	—	2,999	—	—	2,999
Repurchase and retirement of common stock	—	—	—	—	(843)	—	—	—	—	—	(2,540)	(2,540)
Other comprehensive income	—	—	—	—	—	—	—	—	—	97	—	97
Balance as of September 30, 2020	—	$—	—	$—	72,677	$8	18,977	$2	$70,291	$195	$34,566	$105,062

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Retained Earnings
Balance as of December 31, 2020	162,596	$8	238,186	$12	—	$—	—	$—	$71,776	$481	$23,802	96,079
Retroactive application of reverse recapitalization	(162,596)	(8)	(238,186)	(12)	74,422	8	18,977	2	10	—	—	—
Adjusted balance as of December 31, 2020	—	$—	—	$—	74,422	$8	18,977	$2	$71,786	$481	$23,802	96,079
Net income	—	—	—	—	—	—	—	—	—	—	10,119	10,119
Business Combination and PIPE Financing	—	—	—	—	32,968	3	(2,847)	—	186,008	—	—	186,011
Exercise of stock options	—	—	—	—	2,440	—	—	—	2,091	—	—	2,091
Stock-based compensation	—	—	—	—	—	—	—	—	4,182	—	—	4,182
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(92)	—	(92)
Balance as of September 30, 2021	—	$—	—	$—	109,830	$11	16,130	$2	$264,067	$389	$33,921	$298,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$10,119	$23,571
Adjustments:
Depreciation and amortization	20,145	16,405
Amortization of loan costs	295	—
Stock-based compensation expense	3,680	2,624
Change in fair value of warrant liabilities	(11,986)	—
Deferred income tax expense	(3,070)	(771)
Other	1,517	(53)
Changes in operating assets and liabilities
Receivables	(1,588)	(9,323)
Prepaid expenses and other current assets	(3,679)	337
Income tax receivable	(3,512)	—
Accounts payable & accrued liabilities	5,684	1,688
Other	3,158	(761)
Net cash provided by operating activities	20,763	33,717
Cash flows from investing activities:
Purchase of property and equipment	(1,241)	(1,457)
Additions to internal-use software	(19,540)	(18,116)
Additions to notes receivable and other investments	(9,533)	—
Net cash used in investing activities	(30,314)	(19,573)
Cash flows from financing activities:
Proceeds from stock option exercises	2,091	622
Repurchases of common stock for retirement	—	(2,540)
Net proceeds from Business Combination	185,311	—
Other	(690)	(481)
Net cash provided by financing activities	186,712	(2,399)
Foreign currency translation	(113)	49
Net change in cash and cash equivalents	177,048	11,794
Cash and cash equivalents at beginning of period	48,927	31,022
Cash and cash equivalents at end of period	$225,975	$42,816
Supplemental cash flow disclosures:
Interest paid	$53	$27
Income taxes paid, net of refunds	818	4,498
Non-cash investing and financing activities:
Capitalization of stock-based compensation	$502	$375
Reduction of notes receivable in exchange for internal-use software	1,754	—
Settlement of MGM Profit Share liability through the issuance of shares of Class A common stock	20,000	—
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
The Company develops and operates online and mobile social gaming applications (“games” or “game”) each of which incorporate a unique loyalty program offering “real world” rewards provided by a collection of rewards partners. The Company’s games are free-to-play and available via the Apple App Store, Google Play Store, Amazon Appstore, and Facebook (collectively, “platforms” or “platform operators”). The Company creates games based on its own original content as well as third-party licensed brands. The Company generates revenue through the in-game sale of virtual currency and through advertising.
Unless the context indicates otherwise, all references herein to “PLAYSTUDIOS,” the “Company,” “we,” “us,” and “our” are used to refer collectively to PLAYSTUDIOS, Inc. and its subsidiaries.
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
In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position as of September 30, 2021, and its results of operations for the three and nine months ended September 30, 2021, and 2020, and cash flows for the nine months ended September 30, 2021, and 2020. The Consolidated Balance Sheets as of December 31, 2020 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes thereto. Significant estimates and assumptions reflected in the Company’s condensed consolidated financial statements include the estimated consumption rate of virtual goods that is used in the determination of revenue recognition, useful lives of property and equipment and definite-lived intangible assets, the expensing and capitalization of research and development costs for internal-use software, assumptions used in accounting for income taxes, stock-based compensation and the evaluation of goodwill and long-lived assets for impairment. The Company believes the accounting estimates are appropriate and reasonably determined. Due to the inherent uncertainties in making these estimates, actual amounts could differ materially.
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
Emerging Growth Company
At September 30, 2021, the Company qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company has

taken and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has opted to take advantage of such extended transition period available to emerging growth companies which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company can adopt the new or revised standard at the time private companies adopt the new or revised standard. The Company no longer expects to lose its emerging growth company status on December 31, 2021. As a result, the Company does not expect to adopt any accounting pronouncements currently deferred based on private company standards until a year subsequent to 2022. The Company will reevaluate its eligibility to retain emerging growth company status at the end of its second quarter of 2022, and otherwise as required.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842). The amended guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities in the Consolidated Balance Sheets and disclosing key information about leasing arrangements. The adoption of this guidance is expected to result in a significant portion of the Company’s operating leases, where the Company is the lessee, to be recognized in the Company’s Consolidated Balance Sheets. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This guidance is effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within that annual reporting period, with earlier adoption permitted. The Company is currently evaluating the impact of adopting this guidance.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The new guidance replaces the incurred loss impairment methodology in current guidance with a current expected credit loss model (“CECL”) that incorporates a broader range of reasonable and supportable information including the forward-looking information. This guidance is effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within that annual reporting period, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of adopting this guidance.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This guidance is effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within that annual reporting period, with early adoption permitted with simultaneous adoption of all provisions of the new standard. The Company is currently evaluating the impact of adopting this guidance.
Recently Adopted Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new amendment, the Company is required to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The guidance is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within that annual period, with early adoption permitted. The Company early adopted this guidance prospectively on January 1, 2021, and it did not have any impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation costs Incurred in a Cloud Computing Arrangement that is a Service Contract, that requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance in ASC Topic 350, Intangibles—Goodwill and Other. This guidance is effective for the Company for fiscal years beginning after December 15, 2020, including interim periods within that annual reporting period, with early adoption permitted. The Company early adopted this guidance prospectively on January 1, 2020, and it did not have a material impact on the Company’s consolidated financial statements.
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
•as a result of the Mergers, among other things, each outstanding share of common stock of Old PLAYSTUDIOS (“PlayStudios Common Stock”) and each outstanding share of preferred stock of Old PLAYSTUDIOS (“PlayStudios Preferred Stock”) and, together with the "PlayStudios Common Stock," the "Old PLAYSTUDIOS Stock" as of the effective time of the First Merger (the “Effective Time”) were cancelled in exchange for the following:
◦if the holder of such share made an election to receive cash, $0.233 in cash per share of Old PLAYSTUDIOS Stock subject to such cash election, provided that no holder could elect to receive cash for more than 15% of such holder's shares of Old PLAYSTUDIOS Stock;
◦if the holder of such share did not make a cash election, the capital stock held by the holder was automatically canceled and converted into the right to receive 0.233 shares of the Company's common stock (the "Exchange Ratio"), rounded down to the nearest whole number of shares;
•as a result of the Mergers, each outstanding share of PlayStudios Common Stock and PlayStudios Preferred Stock issued and outstanding immediately prior to the Effective Time as well as any outstanding unexercised vested options to purchase shares of PlayStudios Common Stock received the contingent right to receive the applicable Earnout Pro Rata Portion (as defined in the Merger Agreement) of an aggregate of 15.0 million additional shares of Class A common stock (the “Earnout Shares”), which right shall be contingent upon the closing price of the Class A common stock exceeding $12.50 and $15.00 per share, respectively, for any 20 trading days within any 30-trading day period commencing on or after November 18, 2021 and ending no later than June 21, 2026 (the Earnout Shares will also vest based on the price targets in connection with a sale of the Company) (each of the foregoing vesting events, an “Earnout Triggering Event”); and
•as a result of the Mergers, each outstanding and unexercised option to purchase PlayStudios Common Stock, whether or not vested or exercisable, converted into an option to purchase a share of Class A common stock, except for any such option that was held by any member of the Founder Group, which converted into an option to purchase a share of Class B common stock, in each case with the same terms except for the number of shares exercisable thereunder and the exercise price, each of which were adjusted using the Exchange Ratio.
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
In connection with the Business Combination, the Company incurred direct and incremental costs of $32.8 million related to the equity issuance, consisting primarily of investment banking and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds.
The Company incurred approximately $1.4 million of expenses primarily related to advisory, legal and accounting fees in conjunction with the Business Combination. Of this, $0.1 million and $1.3 million was recorded in general and administrative expenses on the consolidated statements of operations for the three and nine months ended September 30, 2021, respectively.
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

The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows for the nine months ended September 30, 2021:

Cash - Acies Trust and cash (net of redemptions)	$101,962
Cash - PIPE	230,000
Less: Cash consideration	(102,020)
Less: Transaction costs	(44,631)
Net Business Combination and PIPE Financing	$185,311
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

NOTE 4—RELATED-PARTY TRANSACTIONS
The following table is a summary of balance sheet assets and liabilities from related parties:

	September 30, 2021	December 31, 2020	Financial Statement Line Item
Marketing Agreement	$1,000	$1,000	Intangibles, net
Marketing Agreement	$—	$20,000	Accrued liabilities
The Company did not have any revenues recognized from related parties during the three and nine months ended September 30, 2021 and 2020.
In connection with the Business Combination and in accordance with the Merger Agreement, during the nine months ended September 30, 2021, the Company paid $2.5 million to myCause Charitable Foundation ("myCause"), a 501(c)(3) foundation established and administered by certain members of management of the Company.
The Company’s remaining expenses recognized from related parties were immaterial during the three and nine months ended September 30, 2021 and 2020.
MGM Resorts International (“MGM”)
MGM is a stockholder and MGM's Chief Executive Officer and President also serves on the Company’s Board of Directors. MGM owns approximately 16.6 million and 14.6 million shares of the Company's outstanding Class A common stock as of September 30, 2021 and December 31, 2020, respectively.
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

On October 30, 2020, the Company and MGM agreed to amend the Marketing Agreement (the “MGM Amendment”), under which the Company and MGM agreed to terminate the profit share provision. In exchange, the Company agreed to remit to MGM a one-time payment of $20.0 million, payable on the earliest to occur of (i) the PIPE Investment, (ii) the date that the Company waives MGM’s commitment to participate in the PIPE Investment, or (iii) two years from the date of the MGM Amendment. In addition, MGM agreed to reinvest in the Company at a minimum amount of $20.0 million by participating in the PIPE Investment or a private placement of equity offering to third party investors for minimum gross proceeds to the Company of $50.0 million. As a result of the termination, the Company is no longer obligated to make profit share payments, but the other rights and obligations under the Marketing Agreement continue in full force and effect. The Company recorded none and $0.3 million as profit share expense during the three months ended September 30, 2021 and 2020, respectively, and recorded none and $0.3 million as profit share expense during the nine months ended September 30, 2021 and 2020, respectively.
On June 21, 2021, the Company consummated the previously announced Business Combination and MGM participated in the PIPE Investment. In connection with the PIPE Investment, the Company recorded an equity contribution from MGM as a settlement of the $20.0 million liability. As of September 30, 2021, the $20.0 million liability was settled in full and no amount remained outstanding.

NOTE 5—RECEIVABLES
Receivables consist of the following:

	September 30, 2021	December 31, 2020
Trade receivables	$18,160	$16,616
Notes receivables	32	—
Other receivables	270	—
Total receivables	$18,462	$16,616
Trade receivables represent amounts due to the Company from social and mobile platform operators, including Apple, Google, Amazon and Facebook. Trade receivables are recorded when the right to consideration becomes unconditional. No allowance for doubtful accounts was considered necessary as of September 30, 2021 and December 31, 2020.
Concentration of Credit Risk
As of September 30, 2021, Apple, Inc. and Google, Inc. accounted for 47.9% and 38.3% of the Company’s total receivables, respectively, while as of December 31, 2020, Apple, Inc. and Google, Inc. accounted for 48.9% and 42.7% of the Company’s total receivables, respectively. As of September 30, 2021 and December 31, 2020, the Company did not have any additional counterparties that exceeded 10% of the Company’s net accounts receivable.
As of September 30, 2021, 77.3% of the Company’s total notes receivables were concentrated in amounts due from game developers. Each of the counterparties within the concentrated group are engaged in game development services as their primary form of business, subjecting the group to similar activities and economic risks. In the event that the group fails completely to perform according to the terms of the notes, and any collateral applicable proved to be of no value, the maximum amount of loss which the Company may incur is approximately $3.8 million, all of which is reported within the Other long-term assets line item on the Condensed Consolidated Balance Sheets. Approximately 67.2% of the notes subject to risk are secured by certain intellectual property created, developed or acquired by the developers.

NOTE 6—FAIR VALUE MEASUREMENT
The carrying values of the Company’s cash and cash equivalents, trade receivables and accounts payable approximate fair value due to their short maturities.
The following tables present the financial assets not measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Carrying Value	Estimated Fair Value	Fair Value Hierarchy	Financial Statement Line Item
Financial assets:
Notes receivable - current	$32	$32	Level 3	Receivables
Notes receivable - non-current	4,944	4,944	Level 3	Other long-term assets
Total financial assets	$4,976	$4,976

	December 31, 2020
	Carrying Value	Estimated Fair Value	Fair Value Hierarchy	Financial Statement Line Item
Financial assets:
Notes receivable - non-current	$4,891	$4,891	Level 3	Other long-term assets
Total financial assets	$4,891	$4,891
The notes receivable are fixed-rate investments, are not traded and do not have observable market inputs, therefore, the fair value is estimated to be equal to the carrying value.
The following table presents the liabilities measured at fair value on a recurring basis, by input level, in the Consolidated Balance Sheets at September 30, 2021:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$5,525	—	—	5,525
Private Warrants	—	2,943	—	2,943
Total financial liabilities	$5,525	$2,943	$—	$8,468
The Company did not have any liabilities similar to those above requiring fair value measurement at December 31, 2020.

NOTE 7—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	September 30, 2021	December 31, 2020
Computer equipment	$9,058	$8,328
Leasehold improvements	6,172	6,365
Furniture and fixtures	2,091	2,266
Construction in progress	363	90
Total property and equipment	17,684	17,049
Less: accumulated depreciation	(12,462)	(10,848)
Total property and equipment, net	$5,222	$6,201
The aggregate depreciation expense for property and equipment, net is reflected in “Depreciation and amortization” in the Consolidated Statements of Operations. During the three months ended September 30, 2021 and 2020, depreciation expense was $0.7 million and $0.7 million, respectively, and during the nine months ended September 30, 2021 and 2020, depreciation expense was $2.1 million and $2.1 million, respectively. No impairment charges or material write-offs were recorded for the three and nine months ended September 30, 2021 and 2020.

Property and equipment, net by region consists of the following:

	September 30, 2021	December 31, 2020
United States	$1,653	$2,098
EMEA(1)	2,913	3,436
All other countries	656	667
Total property and equipment, net	$5,222	$6,201

(1)Europe, Middle East, and Africa (“EMEA”). Amounts primarily represent leasehold improvements of local office space and computer equipment.
NOTE 8—INTERNAL-USE SOFTWARE, NET
Internal-use software, net consists of the following:

	September 30, 2021	December 31, 2020
Internal-use software	$124,439	$103,041
Less: accumulated amortization	(81,708)	(64,285)
Total internal-use software, net	$42,731	$38,756
The aggregate amortization expense for internal-use software, net is reflected in "Depreciation and amortization" in the Consolidated Statements of Operations. During the three months ended September 30, 2021 and 2020, the Company capitalized internal-use software development costs of $6.8 million and $6.5 million, respectively, and during the nine months ended September 30, 2021 and 2020, the Company capitalized internal-use software development costs of $21.8 million and $18.5 million, respectively. Total amortization expense associated with its capitalized internal-use software development costs for the three months ended September 30, 2021 and 2020 was $6.5 million and $4.8 million, respectively, and for the nine months ended September 30, 2021 and 2020 was $17.7 million and $13.7 million, respectively. There were no write-offs or impairment charges recorded for the three and nine months ended September 30, 2021 and 2020.

NOTE 9—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had $5.1 million in goodwill as of September 30, 2021 and December 31, 2020. Other than the Business Combination and reverse recapitalization described in Note 3, there were no business combinations during the three and nine months ended September 30, 2021 and 2020. There were no indicators of impairment as of September 30, 2021 and December 31, 2020.

Intangible Assets
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset other than goodwill:

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Licenses	$1,000	$(650)	$350	$1,000	$(500)	$500
Trade names	1,240	(1,240)	—	1,240	(1,116)	124
	2,240	(1,890)	350	2,240	(1,616)	624
Nonamortizable intangible assets:
Marketing Agreement with a related party	1,000	—	1,000	1,000	—	1,000
Total intangible assets	$3,240	$(1,890)	$1,350	$3,240	$(1,616)	$1,624

Intangible assets consist of trade names and long-term license agreements with various third parties. As further described in Note 4 to the consolidated financial statements, the MGM Marketing Agreement is an indefinite-lived intangible asset, which gives us the exclusive rights to feature MGM’s intellectual property in the Company’s games subject to automatic renewal provisions described in Note 4. The weighted-average period remaining until the next renewal is 0.8 years as of September 30, 2021. The Company is reasonably certain that it will renew the Marketing Agreement.
The aggregate amortization expense for amortizable intangible assets is reflected in “Depreciation and amortization” in the Consolidated Statements of Operations. During the three months ended September 30, 2021 and 2020, amortization was $0.1 million and $0.1 million, respectively, and during the nine months ended September 30, 2021 and 2020, amortization was $0.3 million and $0.6 million, respectively. There were no impairment charges for intangible assets for the three and nine months ended September 30, 2021 and 2020.
As of September 30, 2021, the estimated annual amortization expense for the years ending December 31, 2021 through 2025 is as follows:

Year Ending December 31,	Projected Amortization Expense
Remaining 2021	$50
2022	200
2023	100
2024	—
2025	—
Total	$350
NOTE 10—WARRANT LIABILITIES
Public Warrants and Private Warrants
Upon the closing of the Business Combination, there were approximately 7.2 million publicly-traded redeemable warrants to purchase shares of Class A common stock (the "Public Warrants") and 3.8 million redeemable warrants to purchase shares of Class A common stock initially issued to the Sponsor in a private placement (the "Private Warrants") were issued by Acies prior to the Business Combination. Each whole Public Warrant entitles the registered holder to purchase one whole share of the Company’s Class A common stock at a price of $11.50 in cash per share, subject to adjustment as discussed below, as of October 27, 2021. Pursuant to the Warrant Agreement, a holder of Public Warrants may exercise the Public Warrants only for a whole number of shares of Class A common stock. The Public Warrants will expire 5 years after the completion of the Business Combination, or earlier upon redemption or liquidation. The Private Warrants are identical to the Public Warrants, except that the Private Warrants and the shares of Class A common stock issuable upon exercise of the Private Warrants were not transferable until after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are non-redeemable so long as they are held by the initial holder or any of its permitted transferees. If the Private Warrants are held by someone other than the initial holder or its permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The Private Warrants may be exercised on a cashless basis so long as held by the Sponsor or certain permitted transferees.
The Company may redeem the outstanding Public Warrants in whole, but not in part, at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20-trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the Warrant Holders. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis. In no event will the Company be required to net cash settle the exercise of Public Warrants.
At September 30, 2021, there were approximately 7.2 million Public Warrants and 3.8 million Private Warrants outstanding. Refer to Note 6 – Fair Value Measurements for further information.

NOTE 11—ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	September 30, 2021	December 31, 2020
MGM profit share buyout	$—	$20,000
Accrued payroll and vacation	6,673	4,860
Other accruals	3,923	4,229
Total accrued liabilities	$10,596	$29,089
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

NOTE 12—REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table summarizes the Company’s revenue disaggregated by type, and by over time or point in time recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Virtual currency (over time)(1)	$69,255	$69,284	$212,226	$204,905
Advertising (point in time)	1,316	427	3,264	978
Total net revenue	$70,571	$69,711	$215,490	$205,883

(1)Virtual currency is recognized over the estimated consumption period.

The following table summarizes the Company’s revenue disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$61,670	$58,563	$187,319	$173,990
All other countries	8,901	11,148	28,171	31,893
Total net revenue	$70,571	$69,711	$215,490	$205,883
Contract Balances
Contract assets represent the Company’s ability to bill customers for performance obligations completed under a contract. As of September 30, 2021 and December 31, 2020, there were no contract assets recorded in the Company’s consolidated balance sheet. The deferred revenue balance related to the purchase of virtual currency was immaterial as of September 30, 2021 and December 31, 2020. The opening and closing balance of trade receivables is further described in Note 5.

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
At issuance, the Company capitalized $0.7 million in debt issuance costs. As of September 30, 2021, the Company has not made any drawdowns on the Credit Agreement.
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
During the three and nine months ended September 30, 2021 and in conjunction with the refinancing described above, the Company wrote off its remaining $0.1 million of debt issuance costs to "Interest income (expense), net" on the Consolidated Statements of Operations.

NOTE 14—INCOME TAXES
The Company recorded an income tax benefit of $0.3 million and income tax expense of $1.3 million for the three months ended September 30, 2021 and 2020, respectively, and the Company recorded an income tax benefit of $4.8 million and an income tax expense of $5.1 million for the nine months ended September 30, 2021 and 2020, respectively. The Company has historically calculated the income tax provision or benefit for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the period ended September 30, 2021, the Company determined that small changes in estimated "ordinary” income would result in significant changes in the estimated annual effective tax rate, and therefore, the Company used a discrete effective tax rate method to calculate the income tax provision or benefit for the nine months ended September 30, 2021.
The Company has analyzed filing positions in all the federal, state, and foreign jurisdictions where it is required to file income tax returns and for all open tax years. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. Although timing of the resolution and/or closure of audits is highly uncertain, the Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next 12 months. The Company’s policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax expense.

NOTE 15—COMMITMENTS AND CONTINGENCIES
Minimum Guarantee Liability
The following are the Company’s total minimum guaranteed obligations as of:

	September 30, 2021	December 31, 2020
Accrued royalties(1)	$200	$100
Minimum guarantee liability	—	300
Total minimum guarantee obligations	$200	$400
Weighted-average remaining term (in years)	1.75	2.5

(1)Accrued royalties are included within the Accrued liabilities line item on the Consolidated Balance Sheets.
The following are the Company’s remaining expected future payments of minimum guarantee obligations as of September 30, 2021:

Year Ending December 31,	Minimum Guarantee Obligations
Remainder of 2021	$—
2022	200
2023	—
2024	—
2025	—
Total	$200
Leases
The Company leases both office space and office equipment and classifies these leases as either operating or capital leases for accounting purposes based upon the terms and conditions of the individual lease agreements. As of September 30, 2021, all leases were classified as operating leases and expire at various dates through 2026, with certain leases containing renewal option periods of two to five years at the end of the current lease terms.

The Company’s future minimum rental commitments as of September 30, 2021, are as follows:

Year Ending December 31,	Minimum Rental Commitments
Remaining 2021	$816
2022	2,595
2023	1,327
2024	795
2025 and thereafter	2,025
Total	$7,558
Certain lease agreements have rent escalation provisions over the lives of the leases. The Company recognizes rental expense based on a straight-line basis over the term of the leases. Rental expense was $1.2 million and $1.5 million for the three months ended September 30, 2021 and 2020, respectively, and $3.8 million and $3.9 million for the nine months ended September 30, 2021 and 2020, respectively, which is included within “General and administrative” expenses in the Consolidated Statements of Operations.
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

NOTE 16—STOCKHOLDERS’ EQUITY
The condensed consolidated statements of stockholders’ equity reflect the reverse recapitalization as discussed in Note 3 as of June 21, 2021. As Old PLAYSTUDIOS was deemed the accounting acquirer in the reverse recapitalization with Acies, all periods prior to the consummation date reflect the balances and activity of Old PLAYSTUDIOS. The consolidated balances and the audited consolidated financial statements of Old PLAYSTUDIOS, as of December 31, 2020, and the share activity and per share amounts in these condensed consolidated statements of equity were retroactively adjusted, where applicable, using the recapitalization exchange ratio of 0.233 for Old PLAYSTUDIOS common stock. Old PLAYSTUDIOS Series A Preferred Stock, Old PLAYSTUDIOS Series B Preferred Stock, Old PLAYSTUDIOS Series C-1 Preferred Stock, and Old PLAYSTUDIOS Series C Preferred Stock were converted into shares of Old PLAYSTUDIOS common stock at a share conversion factor of 1.0 as a result of the reverse recapitalization. Old PLAYSTUDIOS warrants to purchase preferred stock were deemed exercised and the underlying shares converted based on the respective preferred stock conversion ratio. See Note 3 for further discussion.
Common Stock
As of September 30, 2021, the Company was authorized to issue 2.0 billion and 25.0 million shares of Class A and Class B common stock, respectively. The Company had 109.8 million and 74.4 million shares of Class A common stock and 16.1 million and 19.0 million shares of Class B common stock issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.

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
Accumulated Other Comprehensive Income
The following tables shows a summary of changes in accumulated other comprehensive income from December 31, 2019 to September 30, 2020 and December 31, 2020 to September 30, 2021:

	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance as of December 31, 2020	$481	$481
Foreign currency translation	(92)	(92)
Balance as of September 30, 2021	$389	$389

	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance as of December 31, 2019	$98	$98
Foreign currency translation	97	97
Balance as of September 30, 2020	$195	$195
Stock Repurchase Program
On November 10, 2021, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $50.0 million of the Company’s Class A common stock over a period of 12 months. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements and other business considerations.

NOTE 17—STOCK-BASED COMPENSATION
2011 and 2021 Equity Incentive Plans
Old PLAYSTUDIOS' 2011 Omnibus Stock and Incentive Plan (the “2011 Plan”) provides for the grant of incentive and non-statutory options, stock appreciation rights, restricted stock awards and restricted stock units to employees, directors and consultants of the Company, collectively referred to as “Awards.”
Each Old PLAYSTUDIOS stock option from the 2011 Plan that was outstanding immediately prior to the Mergers and held by current employees or service providers, whether vested or unvested, was converted into an option to purchase 0.233 shares of common stock (each such option, an “Exchanged Option”). Except as specifically provided in the Merger

Agreement, following the Mergers, each Exchanged Option continues to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Old PLAYSTUDIOS option immediately prior to the consummation of the Mergers. All equity awards activity was retroactively restated to reflect the Exchanged Options.
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
Stock-Based Compensation
In connection with the Domestication and the Closing of the Business Combination, the Founder Group beneficially owned 16.1 million shares of Class B common stock, resulting in 74.8% of voting power of the Company. In addition, on the Closing Date of the Business Combination, the Founder Group was the beneficial owner of 2.2 million fully vested options underlying shares of Class B common stock, which accounted for all of Mr. Pascal's outstanding options on the Closing Date of the Business Combination. As a result of the Business Combination, the Founder Group has a controlling interest in the Company. As the Founder Group did not have control of Old PLAYSTUDIOS immediately prior to the Business Combination, and as Mr. Pascal is an employee of the Company, the incremental value resulting from the super vote premium is accounted for as incremental compensation costs. During the nine months ended September 30, 2021, the Company incurred $1.1 million of additional compensation expense related to the Founder Group's beneficial ownership interest in Class B common stock and the underlying vested options as of the Closing Date.
The following table summarizes stock-based compensation expense that the Company recorded in income (loss) from operations for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Selling and marketing	$22	$24	$54	$71
General and administrative	117	277	1,587	802
Research and development	694	968	2,039	1,751
Stock-based compensation expense	$833	$1,269	$3,680	$2,624
Capitalized stock-based compensation	$184	$73	$502	$375
Stock Options
All of the options granted under the 2011 Plan have time-based vesting periods vesting over a period of three to four years and a maximum term of 10 years from the grant date.

Separate from the 2011 Plan, and in connection with the acquisition of our Israeli subsidiary, a limited number of employees have been granted performance-based stock options. The Company awarded 4.2 million performance-based stock options in 2017. These options had vesting that was tied to the achievement of defined performance and profitability metrics. The performance-based stock options have a weighted-average grant-date fair value of $0.56 per share. The performance-based stock options fully vested in 2018. During the year ended December 31, 2020, the majority of performance-based stock options were exercised, resulting in 0.1 million options outstanding as of September 30, 2021.

The following is a summary of stock option activity for time-based and performance-based options for the nine months ended September 30, 2021 (in thousands, except weighted-average exercise price and remaining term):

	No. of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2020	18,090	$0.85
Granted	128	7.85
Exercised	(2,440)	0.85
Forfeited	(383)	1.82
Expired	(65)	1.52
Outstanding - September 30, 2021	15,330	0.88	6.6	$17,042
Unvested - September 30, 2021	4,837	0.96	7.7	7,670
Exercisable - September 30, 2021	10,493	0.88	6.0	9,373
The following table presents the weighted-average assumptions used to estimate the fair value of the stock options granted in the Company’s consolidated financial statements:

	Nine Months Ended September 30,
	2021	2020
Expected term (in years)	5.86	5.96
Expected volatility	51.24%	59.98%
Risk-free interest rate range	0.54% – 0.60%	0.24% – 0.51%
Dividend yield	0%	0%
Grant-date fair value	$4.01	$1.40
As of September 30, 2021, there was approximately $7.3 million of total unrecognized compensation expense related to stock options to employees. As of September 30, 2021, this cost is expected to be recognized over a remaining average period of 1.9 years. The total intrinsic value of stock options exercised under the provisions of the 2011 Plan during the three months ended September 30, 2021 and 2020, was $16.1 million and $0.2 million, respectively, and during the nine months ended September 30, 2021 and 2020, was $21.9 million and $0.2 million, respectively.

NOTE 18—NET INCOME PER SHARE
Basic net income per share is computed by dividing net income attributable to Class A and Class B common stockholders by the weighted-average number of shares of each respective class of common stock outstanding during the period. Diluted net income per share is computed by dividing net income attributable to Class A and Class B common stockholders by the weighted-average number of each respective class of common stock outstanding, including the potential dilutive securities. For the calculation of diluted net income per share, net income attributable to Class A and Class B common stockholders is adjusted to reflect the potential effect of dilutive securities.
As result of the reverse recapitalization, the Company has retroactively adjusted the weighted average shares outstanding prior to the Business Combination to give effect to the Exchange Ratio used to determine the number of shares of common stock into which they were converted.

The following table sets forth the computation of basic and diluted net income attributable to Class A and Class B common stockholders per share (in thousands except per share data):

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020

	Class A	Class B	Class A	Class B
Numerator
Net income attributable to common stockholders – basic	$9,796	$1,440	$4,071	$1,049
Potential dilutive effect of stock options	(15)	15	43	(43)
Net income attributable to common stockholders – diluted	$9,781	$1,455	$4,114	$1,006
Denominator
Weighted average shares of common stock outstanding - basic	109,693	16,130	73,619	18,977
Potential dilutive effect of stock options	11,123	1,849	10,811	1,671
Weighted average shares of common stock outstanding - diluted	120,816	17,979	84,430	20,648
Net income attributable to common stockholders per share
Basic	$0.09	$0.09	$0.06	$0.06
Diluted	$0.08	$0.08	$0.05	$0.05

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020

	Class A	Class B	Class A	Class B
Numerator
Net income attributable to common stockholders – basic	$8,809	$1,310	$18,755	$4,816
Potential dilutive effect of stock options	(207)	207	116	(116)
Net income attributable to common stockholders – diluted	$8,602	$1,517	$18,871	$4,700
Denominator
Weighted average shares of common stock outstanding - basic	90,750	16,130	73,902	18,977
Potential dilutive effect of stock options	11,686	1,950	7,659	1,338
Weighted average shares of common stock outstanding - dilutive	102,436	18,080	81,561	20,315
Net income attributable to common stockholders per share
Basic	$0.10	$0.08	$0.25	$0.25
Diluted	$0.08	$0.08	$0.23	$0.23

For the periods presented above, the net income per share amounts are the same for Class A and Class B common stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Certificate of Incorporation. The undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common stock as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis.
The following equity awards outstanding at the end of each period presented have been excluded from the computation of diluted net income per share of common stock for the periods presented due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30, 2021
	2021	2020	2021	2020
Stock options	51	3,875	—	6,616
Public Warrants	7,175	—	7,175	—
Private Warrants	3,821	—	3,821	—
Earnout Shares	15,000	—	15,000	—
	26,047	3,875	25,996	6,616

NOTE 19—EMPLOYEE BENEFIT PLAN
The Company offers a 401(k) retirement savings plan to eligible employees. Employee contributions are voluntary and made on a pretax basis subject to Internal Revenue Service limitations. The Company does not match any of the contributions made by its employees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of PLAYSTUDIOS, Inc. and its consolidated subsidiaries.
Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. All forward-looking statements in this report are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances, except as required by law.
Overview
We are a developer and publisher of free-to-play casual games for mobile and social platforms each of which incorporate the Company’s unique playAWARDS loyalty program. Over our ten year history, we developed a portfolio of free-to-play social casino games that are considered to be among the most innovative and unique in the genre. They include the award-winning POP! Slots, myVEGAS Slots, my KONAMI Slots, myVEGAS Blackjack and myVEGAS Bingo. Our games are based on original content, real-world slot game content, as well as third-party licensed brands and are downloadable and playable for free on multiple social and mobile-based platforms, including the Apple App Store, Google Play Store, Amazon Appstore and Facebook.
Each of our games is powered by our proprietary playAWARDS program and incorporates loyalty points that are earned by players as they engage with our games. These loyalty points can be exchanged for real-world rewards from over 80 awards partners representing more than 275 hospitality, entertainment, and leisure brands across 17 countries and four continents. The rewards are provided by our collection of awards partners, all of whom provide their rewards at no cost to us, in exchange for product integration, marketing support, and participation in our loyalty program. The program is enabled by our playAWARDS platform which consists of a robust suite of tools that enable our awards partners to manage their rewards in real time, measure the value of our players’ engagement, and gain insight into the effectiveness and value they derive from the program. Through our self-service platform, awards partners can launch new rewards, make changes to existing offers, and in real time see how players are engaging with their brands. The platform tools also provide awards partners the ability to measure the off-line value our players generate as consumers and patrons of their real-world establishments.
PLAYSTUDIOS' playAWARDS platform embodies all of the features, tools, and capabilities needed to deliver loyalty programs tailored for the games industry. Our consumer-facing brand for our loyalty program is myVIP. The myVIP program is an aspirational benefits framework, with in-game mechanics and rewards features, along with a player development and hosting program. The program dynamically ranks and assigns players to tiers based on their accumulation of tier points, which are a proxy for their overall engagement with our games. The tier points are separate from and are not interchangeable with the loyalty points earned in the playAWARDS program. Qualified players are provided access to enhanced customer benefits that increase with each tier. Higher tiers provide access to a VIP player portal whereby players can view and purchase special chip bundles, redeem loyalty points for a curated set of rewards, and communicate directly with a dedicated personal host. The VIP player portal, concierge and host programs, enhance the in-game and real-world reward experience with both in-game and in-person, invitation-only special events. We believe that the myVIP program drives increased player engagement and retention, and therefore extends each game's life-cycle and revenue potential.
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
Impact of COVID-19
The ongoing COVID-19 pandemic and variants thereof and resulting social distancing, shelter-in-place, quarantine and similar governmental orders put in place around the world have caused widespread disruption in global economies, productivity and financial markets and have materially altered the way in which we conduct our day-to-day business. We have followed guidance by the U.S., Israel, Hong Kong and other applicable foreign and local governments to protect our employees and operations during the pandemic and have implemented a remote environment for our business. We cannot predict the potential impacts of the COVID-19 pandemic and variants thereof or the distribution of vaccines on our business or operations, but we will continue to actively monitor the related issues and may take further actions that alter our business operations, including as may be required by federal, state, local or foreign authorities or that we determine are in the best interests of our employees, players, partners and stockholders.
In addition to the potential direct impacts to our business, the global economy has been, and is likely to continue to be, significantly weakened as a result of the actions taken in response to COVID-19 and variants thereof, and future government intervention remains uncertain. A weakened global economy may impact our players and their purchasing decisions within our games, in particular as a result of the limitations associated with redeeming real-world rewards due to government-mandated or other restrictions on travel and other activities and limitations on our players’ discretionary spending, consumer activity during the pandemic and its impact on advertising investments, and the ability of our business partners, including our awards partners, to navigate this complex social health and economic environment, any of which could result in disruption to our business and results of our operations.
The duration and extent of the impact from the COVID-19 pandemic and variants thereof depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the existence of any additional waves of the COVID-19 pandemic and variants thereof, the extent and effectiveness of containment actions, progress towards widespread rapid testing, effective treatment alternatives and the success and timing of vaccination efforts, and the impact of these and other factors on our employees, players and business partners. If we are not able to respond to and manage the impact of such events effectively, our business may be harmed.
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
•Investment in Game Development—In order to maintain interest from existing players and add new players and achieve our desired revenue growth, we must continually improve the content, offers, and features in our existing games and the release of new games. As a result, we invest a significant amount of our technological and creative resources to ensure that we support an appropriate cadence of innovative content that our players will find appealing. These expenditures generally occur in advance of the release of new content or the launch of a new game, and the resulting revenue may not exceed the development costs, or the game or feature may be abandoned in its entirety.
•Investment in our playAWARDS and myVIP programs – In order to drive player engagement and retention we invest a significant amount of resources to enhance the playAWARDS and myVIP programs. We continually evaluate these programs through an iterative feedback process with our players and reward partners and update them so that both our players and rewards partners are able to optimize their personalized experience. As a result, we continuously incur expenses to enhance and update these programs. However, the results may not generate revenue and the enhancements may require additional significant modifications or be abandoned in their entirely.
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
Key Performance Indicators and Non-GAAP Measures
We manage our business by regularly reviewing several key operating metrics to track historical performance, identify trends in player activity, and set strategic goals for the future. Our key performance metrics are impacted by several factors that could cause them to fluctuate on a quarterly basis, such as platform providers’ policies, seasonality, player connectivity, and the addition of new content to games. We believe these measures are useful to investors for the same reasons. In addition, we also present certain non-GAAP performance measures. These performance measures are presented as supplemental disclosure and should not be considered superior to or as a substitute for the consolidated financial statements prepared under U.S. GAAP. The non-GAAP measures presented in this Quarterly Report on Form 10-Q should be read together with the unaudited condensed consolidated financial statements and the respective related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The key performance indicators and non-GAAP measures presented in this Quarterly Report on Form 10-Q may differ from similarly titled measures presented by other companies and are not a substitute for financial statements prepared in accordance with U.S. GAAP.
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
Non-GAAP Measures
Adjusted EBITDA (“AEBITDA”) and AEBITDA Margin
Adjusted EBITDA, or AEBITDA, as used herein, is a non-GAAP financial performance measure that is presented as a supplemental disclosure and is reconciled to net income as the most directly comparable GAAP measure. We define AEBITDA as net income before interest, income taxes, depreciation and amortization, restructuring and related costs (consisting primarily of severance and other restructuring related costs), stock-based compensation expense, changes in fair value of warrant liabilities and other income and expense items (including special infrequent items, foreign currency gains and losses, and other non-cash items). We also use AEBITDA Margin, another non-GAAP measure, which we calculate as the percentage of AEBITDA to revenue.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$11,236	$5,120	$10,119	$23,571
Depreciation & amortization	7,213	5,577	20,145	16,405
Income tax expense	(329)	1,309	(4,819)	5,066
Stock-based compensation expense	833	1,268	3,680	2,623
Change in fair value of warrant liability	(11,876)	—	(11,986)	—
Special infrequent(1)	—	95	7,500	1,522
Restructuring and related(2)	2,303	14	2,379	92
Other(3)	267	(89)	546	(22)
AEBITDA	9,647	13,294	27,564	49,257

GAAP Revenue	70,571	69,711	215,490	205,883

Margin as a % of revenue
Net income margin	15.9%	7.3%	4.7%	11.4%
AEBITDA Margin	13.7%	19.1%	12.8%	23.9%

(1)Amounts reported during the three and nine months ended September 30, 2021 and 2020 represent (i) charitable donations made by us related to the COVID-19 pandemic, (ii) the transaction bonus per the terms of the merger agreement related to our business combination with Acies Acquisition Corp. (the “Merger Agreement”) and (iii) a charitable donation per the terms of the Merger Agreement.
(2)Amounts reported during the three and nine months ended September 30, 2021 and 2020 consist of (i) severance-related costs and (ii) fees related to potential mergers and acquisitions.
(3)Amounts reported in “Other” include interest expense, interest income, foreign currency gains/losses, and non-cash gains/losses on the disposal of assets.
Results of Operations
Summarized Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue	$70,571	$69,711	$860	1.2%	$215,490	$205,883	$9,607	4.7%
Operating expenses	71,370	63,669	7,701	12.1%	221,728	177,661	44,067	24.8%
Operating income	(799)	6,042	(6,841)	(113.2)%	(6,238)	28,222	(34,460)	(122.1)%
Net income	11,236	5,120	6,116	119.5%	10,119	23,571	(13,452)	(57.1)%
AEBITDA	9,647	13,294	(3,647)	(27.4)%	27,564	49,257	(21,693)	(44.0)%
Net income margin	15.9%	7.3%	8.6	117.8%	4.7%	11.4%	(6.7)	(58.8)%
AEBITDA margin	13.7%	19.1%	(5.4)	(28.3)%	12.8%	23.9%	(11.1)	(46.4)%

Revenue and Key Performance Indicators (in thousands, except percentages and ARPDAU)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	% Change	2021	2020	Change	% Change
Virtual currency	$69,255	$69,284	$(29)	—%	$212,226	$204,905	$7,321	3.6%
Advertising	1,316	427	889	208.2%	3,264	978	2,286	233.7%
Net revenue	$70,571	$69,711	$860	1.2%	$215,490	$205,883	$9,607	4.7%

Average DAU	1,173	1,391	(218)	(15.7)%	1,228	1,517	(289)	(19.1)%
Average MAU	3,571	4,092	(521)	(12.7)%	3,867	4,377	(510)	(11.7)%
Average DPU	33	33	—	—%	34	34	—	—%
Average Daily Payer Conversion	2.8%	2.4%	0.4pp	16.7%	2.8%	2.2%	0.6pp	27.3%
ARPDAU (in dollars)	$0.65	$0.54	$0.11	20.4%	$0.64	$0.50	$0.14	28.0%
pp = percentage points
Revenue information by geography is summarized as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	% Change	2021	2020	Change	% Change
United States	$61,692	$58,564	$3,128	5.3%	$187,319	$173,990	$13,329	7.7%
North America (excluding United States)	3,601	4,841	(1,240)	(25.6)%	11,690	13,352	(1,662)	(12.4)%
Other	5,278	6,306	(1,028)	(16.3)%	16,481	18,541	(2,060)	(11.1)%
Net revenue	$70,571	$69,711	$860	1.2%	$215,490	$205,883	$9,607	4.7%
Net revenue increased $0.9 million, or 1.2%, to $70.6 million during the three months ended September 30, 2021 compared to $69.7 million during the three months ended September 30, 2020. The increase was primarily driven by an increase in advertising revenue of $0.9 million, or 208.2%, while virtual currency revenue remained flat. While DAU and MAU indicate the overall size of our player base, our primary focus is on expanding the population of DPU. Our daily conversion rate increased 0.4 percentage points to 2.8% during the three months ended September 30, 2021 from 2.4% in the three months ended September 30, 2020.
Net revenue increased $9.6 million, or 4.7%, to $215.5 million during the nine months ended September 30, 2021 compared to $205.9 million during the nine months ended September 30, 2020. The increase was primarily driven by increases in both daily payer conversion and spending per player, despite an overall decrease in DAU and MAU. Our daily conversion rate increased 0.6 percentage points to 2.8% during the nine months ended September 30, 2021 from 2.2% in the nine months ended September 30, 2020. Additionally, advertising revenue increased $2.3 million, or 233.7%, to $3.3 million during the nine months ended September 30, 2021 compared to $1.0 million during the nine months ended September 30, 2020. The increase in advertising revenue was primarily driven by an increase in impression count with and focus on providing more opportunities for our players to engage with advertisements.

Operating Expenses
The following table summarizes our consolidated operating expenses for each applicable period (in thousands, except percentages):

	Three Months Ended September 30,				% of Revenue
	2021	2020	$ Change	% Change	2021	2020
Operating expenses:
Cost of revenue	$22,282	$23,840	$(1,558)	(6.5)%	31.6%	34.2%
Selling and marketing	19,274	15,078	4,196	27.8%	27.3%	21.6%
Research and development	14,509	14,812	(303)	(2.0)%	20.6%	21.2%
General and administrative	8,092	4,362	3,730	85.5%	11.5%	6.3%
Depreciation and amortization	7,213	5,577	1,636	29.3%	10.2%	8.0%
Total operating expenses	$71,370	$63,669	$7,701	12.1%	101.1%	91.3%

	Nine Months Ended September 30,				% of Revenue
	2021	2020	$ Change	% Change	2021	2020
Operating expenses:
Cost of revenue	$69,802	$70,199	$(397)	(0.6)%	32.4%	34.1%
Selling and marketing	60,461	41,232	19,229	46.6%	28.1%	20.0%
Research and development	46,551	35,942	10,609	29.5%	21.6%	17.5%
General and administrative	24,769	13,883	10,886	78.4%	11.5%	6.7%
Depreciation and amortization	20,145	16,405	3,740	22.8%	9.3%	8.0%
Total operating expenses	$221,728	$177,661	$44,067	24.8%	102.9%	86.3%
Cost of Revenue
Cost of revenue decreased by $1.6 million, or 6.5%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to the increase in advertising revenue during the period which does not incur platform fees. As a percentage of revenue, cost of revenue decreased from 34.2% for the three months ended September 30, 2020 to 31.6% for the three months ended September 30, 2021. The decrease was primarily related to an increase in advertising revenue which does not incur platform fees, and a reduction in royalty expenses associated with our revenue.
Cost of revenue decreased by $0.4 million, or 0.6%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to the increase in advertising revenue during the period which does not incur platform fees. As a percentage of revenue, cost of revenue decreased from 34.1% for the nine months ended September 30, 2020 to 32.4% for the nine months ended September 30, 2021. The decrease was due to an increase in advertising revenue which does not incur platform fees and a reduction in royalty expenses associated with our revenue.
Selling and Marketing
Selling and marketing expenses increased by $4.2 million, or 27.8%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to increased user acquisition costs, $3.7 million primarily related to myVEGAS Bingo as well as increases to the marketing payroll of $0.4 million. As a percentage of revenue, selling and marketing expenses increased from 21.6% for the three months ended September 30, 2020 to 27.3% for the three months ended September 30, 2021. We expect selling and marketing expenses to increase during the remainder of 2021 as we promote myVEGAS Bingo and Kingdom Boss. myVEGAS Bingo was launched in March 2021 and Kingdom Boss is currently under development and expected to launch in Q4 2021.
Selling and marketing expenses increased by $19.2 million, or 46.6%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to increased user acquisition costs, $14.0 million related to the global launch of myVEGAS Bingo, soft launch of Kingdom Boss and $2.8 million for myVEGAS Mobile, POP! Slots and my Konami . Additionally there were increases to the marketing payroll of $1.2 million and outside services of $0.2 million, in support of the new applications. As a percentage of revenue, selling and marketing expenses increased from 20.0% for the nine months ended September 30, 2020 to 28.1% for the nine months ended September 30, 2021. We expect selling and marketing expenses to increase during the remainder of 2021 as we promote myVEGAS Bingo and Kingdom Boss. myVEGAS Bingo was launched in March 2021 and Kingdom Boss is currently under development and expected to launch in Q4 2021.

Research and Development
Research and development expenses decreased by $0.3 million, or 2.0%, from the three months ended September 30, 2020 to the three months ended September 30, 2021. The decrease was primarily due to a $1.0 million decrease in outside services, and a decrease in $0.4 million in facilities, offset by an increase of $0.4 million in payroll and an increase $0.7 million in all other expenses.
Research and development expenses increased by $10.6 million, or 29.5%, from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. The increase was primarily due to a $5.5 million increase of payroll expenses, $2.4 million increase of outside services related to the development of the new games, $0.7 million due to the transaction bonus, a $0.3 million in stock compensation, and a $1.7 million increase in all other expenses.
General and Administrative
General and administrative expenses increased by $3.7 million, or 85.5%, from the three months ended September 30, 2020 to the three months ended September 30, 2021. As a percentage of revenue, general and administrative expenses increased from 6.3% for the three months ended September 30, 2020, to 11.5% for the three months ended September 30, 2021. The increase was primarily due $1.3 million related to contract terminations, $1.0 million related to D&O insurance, $1.1 million in M&A related expenses and $0.3 million in outside services.
General and administrative expenses increased by $10.9 million, or 78.4%, from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. As a percentage of revenue, general and administrative expenses increased from 6.7% for the nine months ended September 30, 2020, to 11.5% for the nine months ended September 30, 2021. The increase was primarily due to a $4.2 million transaction bonus and a $2.5 million charitable donation, per the terms of the Merger Agreement, as well as a one-time charge for a $1.1 million increase in stock-based compensation related to the premium voting rights associated with the shares of Class B common stock, $1.3 million related to contract terminations, $1.0 million related to D&O insurance, $1.1 million in M&A related expenses, offset by a decrease of $0.3 million in all other expenses. We expect general and administrative expenses to increase as a public company compared to general and administrative expenses we incurred during periods when we were not a public company.
Depreciation and Amortization
Depreciation and amortization expenses increased by $1.6 million, or 29.3%, from the three months ended September 30, 2020 to the three months ended September 30, 2021. The increase was primarily due to the launch of myVEGAS Bingo in March 2021. See Note 8—Internal-Use Software, Net in our condensed consolidated financial statements.
Depreciation and amortization expenses increased by $3.7 million, or 22.8%, from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. The increase was primarily due to the launch of myVEGAS Bingo in March 2021. See Note 8—Internal-Use Software, Net in our condensed consolidated financial statements.
Provision for Income Taxes
Provision for income taxes resulted in a tax benefit of $0.3 million for the three months ended September 30, 2021, compared to a tax expense of $1.3 million for the three months ended September 30, 2020. Our effective tax rate was (3%) for the three months ended September 30, 2021 compared to our statutory tax rate of 21%. Our effective tax rate was increased by 3.7% for the recognition of estimated state taxes and 1% for the removal of the Foreign-Derived Intangible Income Deduction (FDII). Our effective tax rate was decreased by 26.5% for a fair value adjustment related to warrants issued which does not have a tax impact, and 2.2% for R&D tax credits which we may use on our state tax returns.
Provision for income taxes resulted in a tax benefit of $4.8 million for the nine months ended September 30, 2021, compared to a tax expense of $5.1 million for the nine months ended September 30, 2020. Our effective tax rate was (90.9%) for the nine months ended September 30, 2021 compared to our statutory tax rate of 21%. Our effective tax rate was increased by 17.3% for the recognition of additional state tax liabilities due to an updated nexus study and the recognition of an uncertain tax benefit due to the uncertainty of realizing the full benefit of research and development tax credits as reported on our U.S. federal income tax returns filed for tax years 2017 – 2020. Our effective tax rate was further increased by 13% for the recognition of estimated state taxes and 3.6% related to non-deductible expenses such as parking, meals and entertainment, and business gifts. Our effective tax rate was decreased by 67.7% for foreign branch losses from our international subsidiaries, 54.5% for a fair value adjustment related to warrants issued which does not have a tax impact, 13.9% for R&D tax credits which we may use on our state tax returns, and 9.6% due to an increase in the exercise of stock options which resulted in a favorable discrete tax adjustment.
Liquidity and Capital Resources
As of September 30, 2021, we had cash and cash equivalents of $226.0 million, which consisted of cash on hand and money market mutual funds. Historically, we have funded our operations, including capital expenditures, primarily through cash flow from operating activities. We believe that our existing cash and cash equivalents, the cash generated from operations, the borrowing capacity under our Credit Agreement, and the cash we obtained as a result of the Business Combination and related PIPE Financing will be sufficient to fund our operations and capital expenditures for the foreseeable future. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure, or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds or we may decide to do so opportunistically.
Debt
On June 24, 2021, in connection with the Closing, Old PLAYSTUDIOS terminated and replaced its then existing revolving credit facility with Silicon Valley Bank (the “Revolver”). We, one of our subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent and JPMorgan Chase Bank, N.A., Silicon Valley Bank and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers entered into a credit agreement (the “Credit Agreement”) which provides for a five year revolving credit facility in an aggregate principal amount of $75 million. Borrowings under the Credit Agreement may be borrowed, repaid and re-borrowed by us, and are available for working capital, general corporate purposes and permitted acquisitions. Commitment fees and interest rates are determined on the basis of either a Eurodollar rate or an Alternate Base Rate plus an applicable margin. The applicable margins are initially 2.50%, in the case of Eurodollar loans, and 1.50%, in the case of Alternate Base Rate loans. The applicable margin is subject to adjustment based upon our Total Net Leverage Ratio (as defined in the Credit Agreement). Eurodollar rates and the Alternate Base Rate are subject to floors of 0.00% and 1.00%, respectively. The Credit Agreement contains various affirmative and negative financial and operational covenants applicable to us and our subsidiaries. We are also obligated to comply with two financial maintenance covenants as of the end of each fiscal quarter, commencing with the quarter ending September 30, 2021: (i) we must maintain a Total Net Leverage Ratio not to exceed 3.50:1.00 (subject to increase to 4.00:1.00 following consummation of certain material acquisitions) and (ii) we must maintain a Fixed Charge Coverage Ratio of not less than 1.25:1.00. As of September 30, 2021, we have not drawn any amounts under the Credit Agreement.
Cash Flows
The following tables present a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$20,763	$33,717
Net cash used in investing activities	(30,314)	(19,573)
Net cash provided by financing activities	186,712	(2,399)
Effect of exchange rate on cash and cash equivalents	(113)	49
Increase in cash and cash equivalents	177,048	11,794
Operating Activities
During the nine months ended September 30, 2021, operating activities provided $20.8 million of net cash as compared to $33.7 million during the nine months ended September 30, 2020. The decrease in cash provided from operating activities was primarily due to a one-time charge for the $5.0 million transaction bonus and a $2.5 million charitable donation, per the terms of the Merger Agreement.
Investing Activities
Our investing activities are composed of cash used for game development and purchase of property and equipment.
During the nine months ended September 30, 2021, investing activities used $30.3 million of net cash as compared to $19.6 million during the nine months ended September 30, 2020. Capitalized cost of development games increased by $3.3 million, reflecting the development of myVEGAS Bingo, released during the first quarter of 2021, and Kingdom Boss, expected to be released during the fourth quarter of 2021, while property and equipment purchases declined by $0.2 million between periods.
Financing Activities
Our cash flow from financing activities primarily consists of proceeds from the exercise of stock options, payments made for stock repurchases and repayment of debt.
During the nine months ended September 30, 2021, financing activities provided $186.7 million of net cash as compared to $2.4 million during the nine months ended September 30, 2020. This increase is primarily due to $185.3 million of net proceeds from the Business Combination and PIPE Financing, $2.1 million of net proceeds from the exercise of stock options and, offset by other payments of $0.7 million compared to the nine months ended September 30, 2020.
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
Interest Rate Risk
Our exposures to market risk for changes in interest rates relate primarily to our Credit Agreement. The Credit Agreement and our Revolver are floating rate facilities. Therefore, fluctuations in interest rates will impact the amount of interest expense we incur and have to pay. We did not have any borrowings outstanding under our Credit Agreement or Revolver at September 30, 2021 and December 31, 2020, respectively
We do not purchase or hold any derivative financial instruments for trading purposes.
Investment Risk
We had cash and cash equivalents including restricted cash and cash equivalents totaling $226.0 million and $48.9 million as of September 30, 2021 and December 31, 2020, respectively. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents primarily consist of cash deposits and money market funds. We do not enter into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would have increased or decreased our interest income for a twelve-month period by an immaterial amount.
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
However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses as well as leases and certain other operating expenses, are denominated in New Israeli Shekels, or NIS. We also have foreign currency risks related to our operating expenses denominated in currencies other than the U.S. Dollar, including the Hong Kong Dollar, Euro, Israeli Shekel, Serbian Dinar, and Vietnamese Dong. Accordingly, changes in exchange rates in the future may negatively affect our future operating results as expressed in U.S. Dollars.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to our restatement of our financial statements to reclassify our warrants as described below and in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed on May 12, 2021, our disclosure controls and procedures were not effective as of September 30, 2021. Notwithstanding the material weakness described below, management has concluded that our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.
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
Changes in Internal Control over Financial Reporting
Other than the changes made to remediate the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1. Legal Proceedings
From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding legal proceedings and other claims in which we are involved, see Note 15 "Commitments and Contingencies" in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
•We believe that our players’ level of engagement with our games is partly based on playAWARDS, our real-world rewards loyalty program. If we fail to expand and diversify our playAWARDS program, in particular given the current restrictions imposed by the COVID-19 pandemic and variants thereof, our business may suffer.
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

•Because we are a “controlled company” within the meaning of the Nasdaq rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.
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
We believe that our players’ level of engagement with our games is partly based on playAWARDS, our real- world rewards loyalty program. If we fail to expand and diversify our playAWARDS program, in particular given the current restrictions imposed by the COVID-19 pandemic, including variants thereof, our business may suffer.
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
The COVID-19 pandemic, including variants thereof, and containment efforts across the globe have materially altered how individuals interact with each other and have materially affected how we and our business partners are operating, and the extent to which this situation will impact our future results of operations and overall financial performance remains uncertain.
The ongoing COVID-19 pandemic, including variants thereof, and resulting social distancing, shelter-in-place, quarantine and similar governmental orders put in place around the world have caused widespread disruption in global economies, productivity and financial markets and have materially altered the way in which we conduct our day-to-day business.
As a result of the COVID-19 pandemic, we temporarily closed our offices around the world (including our corporate headquarters in Las Vegas, Nevada) and implemented travel restrictions for our employees. Towards the end of the first calendar quarter of 2020, we implemented a remote working program across our global studios and supporting locations. As of June 28, 2021, we instituted a voluntary return to our offices in Las Vegas, Nevada, Burlingame, California and Austin, Texas, subject to compliance with CDC and local health department guidance. Our Hong Kong, Tel-Aviv, Belgrade and Hanoi offices are open, subject to certain restrictions placed by local health officials. However, the full extent to which the COVID-19 pandemic and the various responses to it impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including:
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
During the continuing COVID-19 pandemic, we may not be able to provide the same level of product features and customer support that our players expect from us, which could negatively impact our business and operations. While some of our workforce have voluntarily returned to our offices, and substantially all of our business operations can be performed remotely, many of our employees who continue to work remotely face additional work-related and personal challenges, including prolonged duration of remote working environments, adjusting communication and work practices to collaborate remotely with work colleagues and business partners, managing technical and communication challenges of working from home on a daily basis, looking after children as a result of remote-learning and school closures, and caring for themselves, family members or other dependents who are or may become ill. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, including as may be required by federal, state, local or foreign authorities or that we determine are in the best interests of our employees, players, partners and stockholders.
In addition to the potential direct impacts to our business, the global economy has been, and is likely to continue to be, significantly weakened as a result of the actions taken in response to COVID-19, and future government intervention remains uncertain. A weakened global economy may impact our players’ purchasing decisions within our games, in particular given the limitations of redeeming real-world rewards due to government mandated or other restrictions on travel and other activities and limitations on our players’ discretionary spending, consumer activity during the pandemic and its impact on advertising investments, and the ability of our business partners, including our awards partners that provide the real-world rewards available in our games, to navigate this complex social health and economic environment, any of which could result in disruption to our business and results of our operations.
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
Competition in the gaming industry, especially the mobile gaming segment, is intense and subject to rapid changes, including changes from evolving consumer preferences and emerging technologies. Many new games are introduced in each major industry segment (mobile, web, PC, and console) each year, but only a relatively small number of titles account for a significant portion of total revenue in each segment. While we intend to diversify our product offering, we currently compete primarily in the social casino gaming category and our competitors that develop mobile and web games in the social casino gaming category vary in size and offerings and include companies such as Aristocrat, DoubleU, Huuuge Games, Playtika, SciPlay, Zynga, GSN Games and others. In addition, there are competitors that develop mobile and web games that are not currently focused on the social casino gaming category but may move into that space and that may also impede our diversification efforts, including companies such as Activision Blizzard (the parent company of King Digital), Electronic Arts (EA Mobile), Epic Games, Glu Mobile, Jam City, Machine Zone, Netmarble (the parent company of Kabam), NetEase (NetEase Games), Niantic, Peak Games, Supercell, Take-Two Interactive Software, Vivendi (the parent company of Gameloft) and others. In addition, online game developers and distributors that are primarily focused on specific international markets, such as Giant Interactive and Tencent in Asia, and high-profile companies with significant online presences that to date have not actively focused on social games, such as Facebook, Apple, Google, Amazon and Microsoft, may decide to develop social games including social casino games which may compete with our games. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact our industry.
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
Although we have over 80 awards partners that represent more than 275 brands providing rewards through our playAWARDS program, MGM Resorts has historically provided a substantial amount of such rewards and the majority of the rewards redeemed through our playAWARDS program for the year ended December 31, 2020 were offered by MGM Resorts. Under the terms of our marketing agreement and rewards agreement with MGM Resorts, MGM Resorts has discretion over the types and quantities of rewards and whether to make any rewards available for a particular game, and MGM Resorts may discontinue any rewards previously made available. The terms of our marketing agreement with MGM requires us to meet certain performance criteria for it to be automatically renewed, and if we fail to meet those performance criteria, MGM Resorts could terminate both the marketing agreement and the rewards agreement. If we fail to meet our required performance criteria under the marketing agreement, we could also lose certain intellectual property rights that we license from MGM Resorts under the marketing agreement and which we use as creative assets in our games. In the event that MGM Resorts offers fewer or less attractive rewards for our games or if we fail to achieve the required performance milestones and MGM Resorts decides not to renew our agreements, our business and financial results could be materially and adversely affected.
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
•the platforms elect or are required to change how they label free-to-play games or take payment for in-game purchases;

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
If our platform providers do not perform their obligations in accordance with our platform agreements, we could be adversely impacted. For example, in the past, some of these platform providers have been unavailable for short periods of time, unexpectedly changed their terms or conditions or experienced issues with their features that permit our players to purchase virtual items. If any of our third-party service providers is unable to process payments, even for a short period of time, our business could be harmed. These platforms and our third-party online payment service providers may also experience security breaches or other issues with their functionalities. In addition, if we violate, or a platform provider believes we have violated, its terms of service, policies or standard publisher agreements (or if there is any change or deterioration in our relationship with any of these platform providers), that platform provider could limit or discontinue our access to the platform or we may be exposed to liability or litigation. For example, in August 2020, Epic Games attempted to bypass Apple and Google’s payment systems for in-game purchases with an update that allowed users to make purchases directly through Epic Games in their game, Fortnite. Apple and Google promptly removed Fortnite from their respective app stores. Epic Games filed a lawsuit against Apple relating to, among other things, the 30% platform fee and anti-trust violations, and Apple filed a counterclaim seeking injunctive relief to block the use of Epic Games’ payment system and seeking monetary damages to recover funds made while the updated version of Fortnite was active. In September 2021, a court ruled that Apple must provide other payment options for in-app game purchases within a certain time, however Apple is not required to allow Fortnite back on its app store. Both parties have appealed the ruling.
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
The benefits of an acquisition, investment or joint venture may also take considerable time to develop, and we cannot be certain that any particular transaction will produce the intended benefits, which could adversely affect our business, financial condition or results of operations. Our ability to grow through future acquisitions, investments and joint ventures will depend on the availability of suitable candidates at an acceptable cost, our ability to compete effectively to attract these candidates and the availability of financing to complete larger transactions. In addition, depending upon the duration and extent of shelter-in-place, travel and other business restrictions adopted by us and imposed by various governments in response to the COVID-19 pandemic, including variants thereof, we have and will continue to encounter new challenges in evaluating future acquisitions, investments and joint ventures and integrating personnel, business practices and company cultures from acquired companies. Acquisitions, investments and joint ventures could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets or write-offs of goodwill or intangible assets, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders.
In addition, if we divest any businesses, these divestitures would similarly require significant investment of time and resources, may disrupt our business, distract management from other responsibilities and may result in losses on disposal or continued financial involvement in the divested businesses, including through indemnification, guarantee or other financial arrangements, for a period of time following the divestitures, which could adversely affect our financial results.
Our international operations are, and our strategy to expand internationally will be, subject to increased challenges and risks.
Continuing to expand our business to attract players in countries outside of the U.S. is an important element of our business strategy. An important part of targeting international markets is developing offerings that are localized and customized for the players in those markets. While we have international game studios in Hong Kong, Israel, Serbia and Vietnam, we expect to continue to expand our international operations in the future by opening new international game studio locations and expanding our offerings in new languages. Our ability to expand our business and to attract players and talented employees in other international markets we may enter will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, economics, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures.
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
•implementing alternative payment methods for virtual currency in a manner that complies with local laws and practices and protects us from fraud;
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
•public health crises, such as the COVID-19 pandemic and variants thereof, which can result in varying impacts to our employees, players, vendors and commercial partners internationally;
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
There are ongoing academic, political and regulatory discussions in the U.S., Europe, Australia and other jurisdictions regarding whether social casino applications should be subject to a higher level or different type of regulation than other social game applications to protect consumers, in particular minors and persons susceptible to addiction to social casino games, and, if so, what this regulation should include. For example, at the end of August 2020, a court approved a settlement of class action litigation relating to violations by Big Fish Games, Inc., the operator of an online social casino game, of a specific anti-gambling law in Washington State, in an aggregate amount equal to $155 million. While our games operate differently from games implicated in the Big Fish Games class action litigation, if new social casino regulations are imposed, or other regulations are interpreted to apply to our social casino games, certain, or all, of our casino-themed games may become subject to the rules and regulations and expose us to civil and criminal penalties if we do not comply. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition or results of operations.
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
Our financial performance is subject to U.S. economic conditions and their impact on levels of spending by players, our awards partners and our advertisers. Economic recessions have had, and may continue to have, far-reaching adverse consequences across many industries, including the gaming industries, which may adversely affect our business and financial condition. In the past decade, the U.S. economy experienced tepid growth following the financial crisis in 2008 and 2009 and experienced a recession in 2020 due to the impact of the COVID-19 pandemic as well as international trade and monetary policy and other changes. If the U.S. economy experiences a recession or any of the relevant regional or local economies suffers a prolonged downturn, our business, financial condition, results of operations or prospects may be adversely affected.
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

Any additional debt financing that we secure in the future could involve offering additional security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, the COVID-19 pandemic, including variants thereof, has disrupted capital markets, and if we seek to access additional capital or increase our borrowing, there can be no assurance that debt or equity financing may be available to us on favorable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition or results of operations may be harmed.
Our investment portfolio may become impaired by deterioration of the financial markets.
Our cash equivalent and investment portfolio, including the proceeds of the Business Combination, have been invested with a goal of preserving our access to capital, and generally consists of money market funds, corporate debt securities, U.S. government and government agency debt securities, mutual funds, certificates of deposit and time deposits. We intend to follow an investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk, which guidelines may include credit quality standards and permissible allocations of certain sectors to limit our exposure to specific investment types. Volatility in the global financial markets can negatively impact the value of our investments, and recent depressed performance in U.S. and global financial markets due to the COVID-19 pandemic and variants thereof has negatively impacted the carrying value of our investment portfolio. If financial markets experience further volatility, including due to depressed economic production and performance across the U.S. and global economies due to impacts of the COVID-19 pandemic and variants thereof, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any disruption of the capital markets could cause our other income and expenses to vary from expectations. Although we intend to manage our investment portfolio for a low risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
Our executive officers have limited experience in the management of a publicly traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of our company. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. Our management will need to continually assess our staffing and training procedures to improve our internal control over financial reporting. Further, the development, implementation, documentation and assessment of appropriate processes, in addition to the need to remediate any potential deficiencies, will require substantial time and attention from management. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.
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
We are currently an “emerging growth company” within the meaning of the Securities Act, and have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.
We are currently an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and have taken advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, and we intend to continue to take advantage of such exemptions for as long as we continue to be an emerging growth company, including, but not limited to: (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year in which the market value of our Class A common stock that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (2) the last day of the fiscal year in which it has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (3) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (4) the last day of the fiscal year following the fifth anniversary of the date of the first sale of Acies Class A ordinary shares. Investors may find our securities less attractive because have relied on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
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
Additionally, we are currently a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of shares of our Class A common stock held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceed $100 million during such completed fiscal year. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
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
Because we are a “controlled company” within the meaning of the Nasdaq rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.
So long as more than 50% of the voting power for the election of directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of the Nasdaq corporate governance standards. As of the Closing Date, the Founder Group controlled approximately 74.6% of the combined voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards and are not subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board of Directors selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. As of the date of this Quarterly Report on Form 10-Q, we do not utilize any of these exemptions, however, should we later choose to do so, you may not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements.
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
Shares of our Class B common stock are entitled to twenty (20) votes per share, while shares of our Class A common stock are entitled to one (1) vote per share. Mr. Pascal and his affiliated entities included in the Founder Group hold all of the issued and outstanding shares of our Class B common stock. Accordingly, as of September 30, 2021, the Founder Group, including Mr. Pascal, controlled approximately 12.8% of the outstanding shares of common stock and approximately 74.6% of the combined voting power of our outstanding capital stock, and accordingly is able to control matters submitted to our stockholders for approval, including the election of directors, amendments to our organizational documents and any merger, consolidation, sales of all or substantially all of our assets or other major corporate transactions. Mr. Pascal may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, and may ultimately affect the market price of shares of our Class A common stock.
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
The historical financial results of Old PLAYSTUDIOS included elsewhere in this Quarterly Report on Form 10-Q may not be fully comparable to our future results as a result of the Business Combination.
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
Outstanding Warrants to purchase an aggregate of 10,996,631 shares of our Class A common stock became exercisable in accordance with the terms of the Warrant Agreement governing those securities on October 27, 2021. The exercise price of these Warrants is $11.50 per share. In addition, up to 15,000,000 Earnout Shares of our common stock may be issued and up to 900,000 Sponsor Shares may vest and become unrestricted upon the closing price of the Class A common stock exceeding $12.50 and $15.00 per share, respectively, for any 20 trading days within any 30-trading day window commencing on or after November 18, 2021 and ending no later than June 21, 2026 (the Earnout Shares will also vest based on the price targets in connection with a sale of the Company.) To the extent such Warrants are exercised and such shares are issued or become unrestricted, additional shares of our Class A common stock will be issued or become eligible for resale, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our Class A common stock.
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
On April 12, 2021, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities instead of equity on the our balance sheet (the “SEC Staff Statement”). As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our Public Warrants and Private Warrants, and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value reported in our statement of operations for each reporting period.
As a result, included on our balance sheet as of September 30, 2021 contained elsewhere in this Quarterly Report on Form 10-Q are derivative liabilities related to embedded features contained within our Warrants. ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.
We identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
•commencement of, or involvement in, litigation involving our company;
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
We will have broad discretion over the use of proceeds from the exercise of the Public Warrants and options, and we may invest or spend the proceeds in ways with which investors do not agree and in ways that may not yield a return.
We will have broad discretion over the use of proceeds from the exercises of the Public Warrants and options. Investors may not agree with our decisions, and our use of the proceeds may not yield a return on investment. We intend to use these net proceeds for general corporate purposes, which may include capital expenditures, investments and working capital. In addition, from time to time in the past we have considered, and we continue to consider, acquisitions and strategic transactions, and we also may use such proceeds for such purposes. Our use of these proceeds may differ substantially from our current plans. Our failure to apply the proceeds from the exercises of the Public Warrants and options effectively could impair our ability to pursue our growth strategy or could require us to raise additional capital.
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
Pursuant to the Sponsor Support Agreement and the Bylaws and subject to certain exceptions, the holders of: (i) the shares of our common stock issued as consideration pursuant to the Mergers, (ii) any Old PLAYSTUDIOS Options; (iii) the shares of our common stock underlying the Old PLAYSTUDIOS Options; (iv) Sponsor Shares or (v) Private Warrants, in each case, are restricted from selling or transferring any of the securities described in clauses (i), (ii), (iii), (iv) or (v) (the “Lock-Up Securities”). Such restrictions began at the Closing and will end at the date that is 12 months after the Closing, except that beginning on the date that is 180 days after the Closing, an amount of Lock-Up Securities equal to the lesser of (A) 5% of the Lock-Up Securities held by each holder of Lock-Up Securities and (B) 50,000 Lock-Up Securities held by each holder of Lock-Up Securities, will no longer be subject to the transfer restrictions.
However, following the expiration of such lock-up, the Sponsor and the Old PLAYSTUDIOS stockholders will not be restricted from selling shares of our common stock held by them, other than by applicable securities laws. Additionally, the PIPE Investors were not restricted from selling any of their shares of our common stock following the Closing, other than by applicable securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. As of September 30, 2021, the Sponsor and the Old PLAYSTUDIOS stockholders collectively owned approximately 71.9% of the outstanding shares of our common stock (not including the shares of our common stock issued in the PIPE Financing).
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
The Public Warrants may never be in the money, and they may expire worthless and the terms of the Public Warrants may be amended in a manner adverse to a holder if holders of at least 65% of the then outstanding Public Warrants approve of such amendment.
The Public Warrants were issued in registered form under a Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and Acies. The Warrant Agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 65% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a Public Warrant.
We may redeem the Public Warrants prior to their exercise at a time that is disadvantageous to the holders of Public Warrants.
We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant if, among other things, the last reported sale price of our Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Public Warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding Public Warrants as described above could force the holders of Public Warrants to: (i) exercise the Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) sell the Public Warrants at the then-current market price when they might otherwise wish to hold their warrants; or (iii) accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, we expect would be substantially less than the market value of the Public Warrants. None of the Private Warrants will be redeemable by us (subject to limited exceptions) so long as they are held by our Sponsor or its permitted transferees.
In addition, we have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the last reported sale price of our Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the holders of the Public Warrants equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their Public Warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. The value received upon exercise of the Public Warrants (i) may be less than the value the holders would have received if they had exercised their Public Warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the Public Warrants, including because the number of shares of our Class A common stock received is capped at 0.361 shares of Class A common stock per Public Warrant (subject to adjustment) irrespective of the remaining life of the Public Warrants.
Furthermore, the shares of Class A common stock issued upon exercise of the Public Warrants or Private Warrants (or upon the redemption of such Warrants for shares of our Class A common stock) will result in dilution to the existing holders of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Stock Repurchase Program
On November 10, 2021, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $50 million of the Company’s Class A common stock over a period of 12 months. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements and other business considerations.

Items 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Certificate of Incorporation of PLAYSTUDIOS, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 25, 2021).
3.2	Bylaws of PLAYSTUDIOS, Inc., effective as of June 21, 2021 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed June 25, 2021).
10.1^*	Form of Restricted Stock Unit Award Agreement under 2021 Equity Incentive Plan.
31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
32.1*	Certification of CEO and CFO Pursuant to 19 U.S.C. Section 1350.
101.INS**	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
^	Indicates management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYSTUDIOS, Inc.

Date:	November 12, 2021	By:	/s/ Andrew Pascal
		Name:	Andrew Pascal
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2021	By:	/s/ Scott Peterson
		Name:	Scott Peterson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)