Form 10-K
period 2021-12-31
PLAYSTUDIOS, Inc.
filed 2022-03-03
CIK 1823878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-39652

PLAYSTUDIOS, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-1606155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10150 Covington Cross Drive,
Las Vegas, Nevada	89144
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:
(725) 877-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock	MYPS	The Nasdaq Stock Market LLC
Redeemable warrants exercisable for one Class A common stock at an exercise price of $11.50	MYPSW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Aces (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the registrant's Class A common stock held by non-affiliates of this registrant, computed by reference to the closing price of the registrant's Class A common stock as reported on The Nasdaq Global Market ("Nasdaq" on the last business day of the registrant's most recently completed second fiscal quarter was approximately $615.5 million.
As of February 25, 2022, there were 110,274,064 shares of Class A common stock, $0.0001 par value per share, and 16,130,300 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PLAYSTUDIOS, INC.
FORM 10-K

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company” and “PLAYSTUDIOS” mean PLAYSTUDIOS, Inc. (formerly Acies Acquisition Corp.) and our subsidiaries. On June 21, 2021 (the “Closing Date”), Acies Acquisition Corp., a Delaware corporation (“Acies” and after the Business Combination described herein, the “Company”), consummated a business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of February 1, 2021 (the “Merger Agreement”), by and among Acies, Catalyst Merger Sub I, Inc., a Delaware corporation (“First Merger Sub”), Catalyst Merger Sub II, LLC, a Delaware limited liability company ("Second Merger Sub"), and PlayStudios, Inc., a Delaware corporation (“Old PLAYSTUDIOS”). Immediately upon the consummation of the Business Combination and the other transactions contemplated by the Merger Agreement (collectively, the “Transactions”, and such completion, the “Closing”), First Merger Sub merged with and into Old PLAYSTUDIOS, with Old PLAYSTUDIOS surviving as a wholly owned subsidiary of Acies. Immediately following the First Merger, and as part of an integrated transaction with the First Merger, Old PLAYSTUDIOS merged with and into Second Merger Sub, with Second Merger Sub surviving as a wholly owned subsidiary of Acies. In connection with the Transactions, Acies changed its name to “PLAYSTUDIOS, Inc.” and Second Merger Sub changed its name to “PLAYSTUDIOS US, LLC.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Annual Report on Form 10-K, about our future financial performance, strategy, expansion plans, future operations, future operating results, estimated revenues, losses, projected costs, prospects, plans, and objectives of management are forward-looking statements. Any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “goal,” “project,” or the negative of such terms or other similar expressions.
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our business strategy and market opportunity;
•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, or gross margin, operating expenses (including changes in sales and marketing, research and development, and general and administrative expenses), and profitability;
•market acceptance of our games;
•our ability to raise financing in the future and the global credit and financial markets;
•factors relating to our business, operations, financial performance, and our subsidiaries, including:
◦changes in the competitive and regulated industries in which we operate, variations in operating performance across competitors, and changes in laws and regulations affecting our business;
◦our ability to implement business plans, forecasts, and other expectations, and identify and realize additional opportunities; and
◦the impact of the COVID-19 pandemic (including existing and possible future variants).
•our ability to maintain relationships with our platforms, such as the Apple App Store, Google Play Store, Amazon Appstore, and Facebook;
•the accounting for our outstanding warrants to purchase shares of Class A common stock;
•our ability to develop, maintain, and improve our internal control over financial reporting;
•our ability to maintain, protect, and enhance our intellectual property rights;
•our ability to successfully defend litigation brought against us;
•our ability to successfully close and integrate acquisitions to contribute to our growth objectives;
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors; and
•the impact of the COVID-19 pandemic (including existing and possible future variants as well as vaccinations) on our business.

These forward-looking statements are based on our current plans, estimates, and projections in light of information currently available to us, and are subject to known and unknown risks, uncertainties, and assumptions about us, including those described under the heading “Risk Factors” in this Annual Report on Form 10-K, and in other filings that we make with the Securities and Exchange Commission (the “SEC”) from time to time, that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In addition, the risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor or combination of risk factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are also not guarantees of performance. You should not put undue reliance on any forward-looking statements, which speak only as of the date hereof. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Annual Report on Form 10-K whether as a result of new information, future events, or otherwise.
We intend to announce material information to the public through our Investor Relations website, ir.playstudios.com, SEC filings, press releases, public conference calls, and public webcasts. We use these channels, as well as social media, to communicate with our investors, players, and the public about the company, our offerings, and other issues. It is possible that the information we post on our website or social media could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above, including our website and the social media channels listed on our Investor Relations website, and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

PART I
ITEM 1.    BUSINESS

Introduction
Acies was incorporated on August 14, 2020 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. Acies completed its initial public offering in October 2020 (the “IPO”). On June 21, 2021, Acies consummated the Business Combination with Old PLAYSTUDIOS, pursuant to the Merger Agreement. In connection with the closing of the Business Combination, we changed our name from Acies to PLAYSTUDIOS, Inc. PLAYSTUDIOS continues the existing business operations of Old PLAYSTUDIOS as a publicly traded company. Our website address is https://playstudios.com.

Overview
The Power of Play

We build award-winning casual games that are among the most popular games available on iTunes and Google Play. Our games, which include myVEGAS Slots, myVEGAS Blackjack, my KONAMI Slots, POP! Slots, myVEGAS Bingo, MGM Slots Live, and Tetris have been downloaded over 100 million times and were played by 4.1 million monthly active users for the year ended December 31, 2021. From social casino to casual games, each game has been thoughtfully crafted for the people who play it. As a result, we’ve been able to build a loyal and engaged community of players by virtue of our direct development efforts.
But we are not just a game company, because at the heart of every game we create is a powerful, one-of-a-kind loyalty program we call playAWARDS. It sets us apart from other leading game developers and it’s our key to building deep and lasting connections with millions of players. Every time players engage with one of our games, they begin earning valuable loyalty points and elevating their playAWARDS status. Once they have accumulated loyalty points, they can unlock a collection of real-world rewards and other benefits, that include, but are not limited to, vacations, invitations to special events, and access to our VIP services. Through our loyalty program, with a few swipes and a tap, players can be on their way to a complimentary meal, show, or weekend getaway, along with a chance to connect with other players who share their passion for our games.
During the year ended December 31, 2021, our curated collection of 95 awards partners represented more than 265 unique brands including MGM Resorts International, Wolfgang Puck, Royal Caribbean Cruise Lines, Cirque du Soleil, and House of Blues. The appeal of our loyalty program speaks for itself. As of December 31, 2021, players have exchanged their loyalty points for over 13 million rewards with a retail value of more than $600 million.
Managing a loyalty program like playAWARDS requires a robust technology platform. We have created a collection of tools and services that allows our network of global awards partners to make the most of their in-game promotional presence. With our platform, our awards partners can launch new rewards directly into our games and make changes to their existing rewards. Then, in real time, they can see how players are responding to and engaging with their brands within our games.
Our awards partners recognize the value of showcasing their products and services within our games. The benefits, however, extend well beyond simple brand impressions, because each reward that a player acquires in our games translates to a potential customer for our awards partners. Extending these rewards to our players helps keep our awards partners top-of-mind in a way that’s entertaining and engaging, rather than transactional.
Our loyalty program provides our players a whole new dimension to their gameplay experiences. We often hear player stories of unforgettable memories and personal connections that our players have made through our real-world rewards. And that is what makes PLAYSTUDIOS so much more than a game company.
From our portfolio of games, to our loyalty program, to our growing network of awards partners, we continue to demonstrate the true power of play, achieving an annual consolidated revenue growth rate of 6.5%, from $269.9 million for the year ended December 31, 2020 to $287.4 million for the year ended December 31, 2021. For the same periods, as a result of additional investments in our portfolio of games, our net income decreased from $12.8 million to $10.7 million and our Adjusted EBITDA decreased from $58.0 million to $39.5 million.

The Loyalty Lift
Successful games, just like most forms of creative content, move through a predictable life cycle — from development and launch to maturity and late-stage contraction. At each stage, they are met with unique challenges, from driving discovery and amassing a community of engaged players, to retaining players, and converting non-paying players to payers. Our games are free-to-play, and we have primarily generated our revenue from the sale of virtual currency, which players can choose to purchase at any time to enhance their playing experience.
The key to any game’s success is the ability to hold onto its players long enough to realize their economic value. And therein lies the true benefit of our playAWARDS program. By incorporating loyalty mechanics into each of our games, we believe we have changed the profile of the typical game life cycle — scaling quickly, driving deeper engagement, and realizing greater life-time value from our players.
From the players’ perspective, our in-game rewards enrich their gameplay experience, offering them something very real in exchange for their engagement with our games. This engenders an important sense of reciprocity, which is a key element in designing captivating digital experiences.
Our Loyalty Program
Our playAWARDS program is grounded in a proven model that provides our players with a rewarding entertainment experience and our awards partners with promotional access to a large and valuable audience. From our perspective as a game developer, our playAWARDS program affords us a key competitive advantage in our strategy to retain, engage, and ultimately monetize our players. The platform’s rules engine allows us to align our reward offerings with players’ preferences based upon certain qualifying criteria. We believe our differentiated playAWARDS program benefits our players, awards partners, and business for a number of reasons as described below.
We believe our unique playAWARDS program provides our players with a compelling and differentiated value proposition: “Play Free Games. Earn Real Rewards.”
Each of our games incorporate loyalty points that are earned by players as they engage with our games. Like miles in a frequent-flyer program, our players accumulate more loyalty points as they demonstrate their ongoing commitment to our games. These loyalty points can then be exchanged for a vast library of real-world rewards. Each of our games features an integrated rewards lobby, enabling our players to easily browse and acquire benefits from a curated collection of rewards. Loyalty points are aggregated across all of our games, allowing our players to accumulate loyalty points more rapidly by engaging with more of our games. This drives traffic across our entire portfolio of games.
It is our view that the playAWARDS program enriches the overall value proposition of our games. By complementing inherently great games with a compelling collection of rewards, we’ve been able to distinguish ourselves from our competition and drive market-leading metrics.
And it’s these results that have enabled us to expand our loyalty program to comprise over 95 awards partners who represent more than 265 brands during the year ended December 31, 2021 across the United States (U.S.), Canada, the United Kingdom (UK), Europe, Australia, and Asia.
Our awards partners are able to reach new audiences and optimize marketing dollars through playAWARDS.
The playAWARDS program allows our awards partners to connect directly with a valuable mobile audience in a way that is engaging, entertaining, and cost effective. By integrating branded content and promotional offerings into our games, playAWARDS converts entertaining digital impressions into real world brand engagement. In the process of earning loyalty points and redeeming rewards, players make the journey from our world into the world of our awards partners. This activity helps them acquire new customers and reactivate ones that have lapsed. In addition, by extending restricted offers, our awards partners are able to shift customer demand from peak to off-peak periods, allowing them to optimize the utilization of their inventory.
Our awards partners are equipped with a robust toolkit to manage, monitor, and measure the performance of their rewards.
The playAWARDS platform provides a comprehensive suite of tools that enables participants in our loyalty program to optimize their participation. Our platform includes operating tools tailored to the needs of our game makers, customer service features for our support and VIP teams, and a dedicated console for our awards partners. All of these participants are empowered to manage their activities in real time, drawing on player insights to optimize the impact and value they derive from the playAWARDS program.

We have amassed a global network of awards partners
As we have amassed a diverse collection of awards partners, the scale of our network has become a competitive edge that delivers benefits to both our players and awards partners. During the year ended December 31, 2021, our catalog of rewards offerings included 95 partners who represent more than 265 entertainment, retail, travel, leisure, and gaming brands across 17 countries and 4 continents, and our players have used their loyalty points to acquire over 13 million rewards with a retail value of more than $600 million.
Our loyalty program extends the engagement and retention of our players and mitigates the impact of the “Creator’s Dilemma.”
The “Creator’s Dilemma” speaks to the unique challenges a game must overcome in each phase of its life cycle. This dilemma highlights the complexities of standing out among hundreds of thousands of competing games, as well as the importance of driving deeper engagement and its relationship to monetization. Whether it be early adoption, mid-term engagement, or long-term payer conversion, we believe our loyalty program enhances the trajectory and life cycle of our games. We believe that the benefits of our loyalty program are best illustrated by our retention, engagement, and monetization metrics. In each of these key measures of performance, we see meaningful increases as players become aware of, and ultimately take advantage of the loyalty program.
We grow our network of players and awards partners
By leveraging our unique loyalty program, we grow our vibrant community of players. As our players engage with our games, they accumulate loyalty points that enrich their experience in the real world. As they consume their real-world rewards, they drive incremental business value for our awards partners, who more fully engage with our loyalty program and actively promote our games as a means of keeping their brands top-of-mind with target consumers. This drives players back to our games, where they can engage more deeply, accumulate more loyalty points, and repeat the cycle. The more players we drive to our awards partners, the more awards partners and rewards inventory we can attract. The more rewards we attract, the more we can offer to our players, making our loyalty program more compelling to an even broader audience.
Our Core Strengths
We build engaging and beautifully executed games.
We are dedicated to building fun and beautiful games that feature a captivating complement of graphics, sounds, and visual effects. We undertake an extensive internal creative review process and comprehensive quality assurance testing before publishing any new game. We constantly monitor the performance of our games to improve the overall gameplay experience.
We have a proprietary loyalty platform with a global network of awards partners.
During the year ended December 31, 2021, we have developed and scaled our proprietary loyalty platform to over 95 partners who represent more than 265 brands across 17 countries and 4 continents. We have amassed a global, diverse collection of awards partners across entertainment, retail, technology, travel, leisure, and gaming. Our loyalty platform allows us to provide an engaging enhancement to the primary gaming experience of our 4.1 million monthly active users for the year ended December 31, 2021.
We believe the combination of our ten years of development investments, operational experience, integration of our loyalty platform within our awards partners’ marketing and operating practices, and the breadth of our corporate relationships are significant competitive advantages, and to replicate our systems would require competitors to invest substantial time and incur significant expense.
We are experts in live operations.
We have established “live operations” as a core competency throughout the company and have dedicated live operations teams within each of our game studios. Crafting great content is a necessary, but not sufficient requirement when it comes to building an enduring franchise. Games, and the teams that build and operate them, must cultivate the capacity to understand, anticipate and respond to player behaviors. This ability is often enabled by sophisticated tools and a disciplined process. When done well, the overall experience, level of difficulty, rate of progress, and breadth of features, can be fine-tuned to the expectations and desires of individual player cohorts. By delivering content, offers, and features to our players at the optimal times during their gameplay, we can drive paying player conversion, continued monetization, and long-term paying player retention.

We are committed to adding value to our player experience through rewards, service, and community.
We believe that focusing on the player experience is the key to driving player retention and opportunities for conversion to paying players. We have built a player management infrastructure that includes customer support, social media community engagement, VIP hosting for premium players, and real-world meetups and social events with our awards partners.
We focus on transparency and accountability, empowering our employees and management to drive the efficient use of capital.
We believe that achieving our potential is rooted in the alignment of our teams around our vision, product plans, organization design, and expected results. To achieve this goal, we’ve implemented a company architecture that promotes transparency, engagement, critical thinking, and shared learning. Fundamental to this structure is our studio model and rigorous planning exercise. Teams evaluate their market opportunities, assess what’s unique about their position, craft or refine their strategies, and translate them into plans that are actionable and measurable.
We have built an operating framework that consists of the tools, information systems, communication practices, and disciplines that enables each of our studios to function independently and optimize its performance. While this model encourages creativity, dynamism, and independence, it also ensures that our values as a company are deeply ingrained in all that we do. This model fosters our commitment to our employees and their growth, our uncompromising attention to innovation and the creative execution of our games, and our relentless focus on creating value for our players and our awards partners.
We have adopted certain organizational conventions to drive collaboration and shared learning. Our Council Framework consists of a collection of forums, each comprised of experts across our studios, that self-organize, meet, and advance an agenda that serves the interests of the broader business. Today we have over 10 active councils focused on areas such as monetization, data science, technology, creative, product execution, user acquisition, player experience, and the playMAKER experience. These forums are designed to drive deeper connections among our key leaders, leverage the collective intelligence from subject matter experts, and provide opportunities for learning and problem solving within key disciplines of the business.
Our founder-led management team includes industry-leading talent in the casino, leisure, and entertainment industries as well as seasoned game developers and operators.
Our leadership team is a diverse collection of entrepreneurs, product leaders, technologists, game designers, data scientists, and loyalty marketers. In each case, they bring decades of experience, and a shared commitment to assembling teams and building products that are enduring. As a group, they’ve drawn upon their vast experience to design our operating framework, implement the tools to develop our talent, clarify our strategies, measure our performance, and optimize our decision making.
We rely on data-driven performance marketing capabilities to drive return on our ad spend.
There are certain functions or areas of responsibility that we’ve elected to centralize for every studio’s benefit. In the case of player acquisition, we leverage a centralized marketing team to achieve efficiencies across our portfolio of games. Our performance marketing capabilities focus on cost-effectively acquiring players. Our player acquisition strategy is centered on a payback period methodology, and we strategically balance spend between the acquisition of new players and the reactivation of lapsed players.
We demonstrate our culture of innovation through the work of playLABS.
playLABS is an internal group of game designers, engineers, and artists dedicated to the creation of cutting-edge games, features, and content. This group is also tasked with monitoring the competitive landscape for current and emerging trends, within our current category as well as adjacent genres that might hold crossover appeal or from which new features and functionality could be cross-appropriated.
Our Growth Opportunities
We have a collection of growth opportunities that fall into four distinct categories — optimize, expand, acquire and diversify. We will continue to optimize the performance of our existing portfolio of games, attracting, engaging, and monetizing more players. In addition, we intend to broaden our focus and act on acquisition opportunities that will allow us to complement our existing franchises by integrating new products and players into our playAWARDS program. In parallel, we expect to diversify our business model as we introduce and scale advertising within each of our games. We also plan to introduce new playAWARDS features that will enable our players to transact directly with us, which we expect will improve our gross margins. Lastly, we’ll continue to evolve our playAWARDS platform and tools such that we can make them available to strategic partners and third parties under a SaaS model, or in our case, Loyalty-as-a-Service.
New Game Launches, Including myVEGAS Bingo and MGM Slots Live
Our strategy to date has been to expand our portfolio of games and game studios through in-house development, leveraging the talent and culture of our teams to develop innovative and award-winning games. We launched our myVEGAS Bingo game in March 2021 and MGM Slots Live in October 2021. These games represent an extension of our addressable market and growth opportunity.
As we expand into these new genres and games, we expect to leverage loyalty mechanics and our player network to seed, and then grow, each new product.
Exclusive Rights to Tetris® Franchise For Mobile Devices
The Tetris® brand is one of the leading and most distinctive video game brands and franchises in the world. Securing the exclusive license for mobile devices globally, excluding China, fully aligns with our strategic priorities and positions us to accelerate our growth, diversify our portfolio, grow our network of players, and scale our unique playAWARDS platform.
Targeted Strategic Acquisitions
To date, while we have generally grown our business organically by assembling every team, building every product, and acquiring every player ourselves, we continually seek, evaluate, and pursue strategic transactions which we believe will enhance our business as further described below. Our intention is to apply the resources obtained from becoming a public company and accelerate our growth through strategic acquisitions. We believe prospective game companies will find us to be a more attractive acquirer, given the uniqueness of our playAWARDS program and our overall operating framework. Whether it be a young company with untapped potential or a mature business with an established portfolio of existing games, we intend to apply our experience, resources, and proprietary assets to helping them achieve their full potential. We believe our model, operating approach, team, and scale will enable us to compete for the best of these acquisition opportunities.
Our prior, current, and future acquisition strategy is to expand into new genres, acquire proven games and brands with franchise value, assimilate talented teams, scale our audience, and leverage our playAWARDS platform to create value and improve operating performance. The genres and related games we are currently focused on are casual (match, bubble, word, card), niche (racing, sport), midcore (Idle RPG, card battler) and casino (poker, bingo, slots).
Ad Monetization
While nearly all of our revenue is derived from in-game purchases, we introduced ad monetization mechanics as as limited pilot program and expanded it throughout 2021 into three of our apps. We intend to continue to qualify the potential of in-game advertising as a source of revenue.
Direct Purchase
In 2020, we developed and trialed a new collection of web-based VIP features. The service was extended to select players, who were invited to engage with us through a customized player portal. Each portal is tailored to the player, with a curated collection of unique benefits, rewards, and real-world events. The player is also able to review his or her status and currency balances across all playAWARDS-enabled games, and should the player choose, the player can purchase virtual items from within the portal. It’s important to highlight that these players are given preferential access to unique rewards, along with virtual currency packages that are not available within the game. The VIP player portal is available to VIP players of a certain tier level and above and we are evaluating expending access to additional tiers.
Continued Conversion of Non-Paying Players into Paying Players
We believe we can generate revenue growth by converting more non-paying players into payers. We have increased the average daily conversion rate of non-payers to payers to 2.7% for the year ended December 31, 2021 from 2.3% for the year ended December 31, 2020. We continually assess the data about our players to develop insights that we can use to improve conversion. We also engage regularly with our players at community events and other occasions associated with their reward redemptions. These opportunities enable us to glean additional insights from our players that inform our ongoing product refinements. We intend to continue to explore new strategies to improve our conversion of non-paying players into paying players, including continued game enhancements, player outreach, live operations offerings, and data-driven player management strategies.
Increasing the Monetization of Our Paying Players
We believe we can generate revenue through increasing the monetization of our paying players. Each of our products has a rich roadmap of live events and new features focused on deepening the engagement among our existing paying players. From exclusive in-game VIP events and bespoke hosting services, to tailored pricing on store bundles and premium real-world rewards, we continue to expand the value we deliver to our players, which we believe will translate to increased levels of purchases by our players.
Loyalty-as-a-Service
Our playAWARDS program provides value to our awards partners while increasing player engagement and retention within our games. As we introduce new games and explore potential acquisition opportunities, we will integrate our loyalty program in order to drive value and benefit from our increased scale. We will continue to enhance our playAWARDS program by updating the platform and tools, optimizing the redemption funnel and growing our collection of awards partners. Our robust platform and knowledge can be leveraged and applied to other products and services as well. We also plan to explore additional opportunities for monetizing our technology, tools, and operating expertise by offering to other game publishers a tightly integrated, full-featured, loyalty-as-a-service solution.
Our Company Values
Values are not what you say. Values are who you are. At best, they are the product of self-discovery, not belabored wordsmithing. At PLAYSTUDIOS, the essence of who we are is expressed in three simple truths: PLAY better together, PLAY to win, and the game is for the PLAYer.
The founders of our company and the principals of our Tel Aviv and Hong Kong game studios have long histories together, and the importance of those relationships sets the tone for a company that places its highest premium on trust, mutual respect, and genuine regard for one another — even when we disagree. While clichés about close-knit cultures abound, we believe that in our case the metaphor of a company as family truly does apply. We recognize that building and growing a successful business requires a tremendous commitment of time and energy. Taking that journey with people you care about makes it all the better, whether shouldering a setback or sharing a success.
This leads us to our second value, PLAY to win. We all want an opportunity to do great work and to see the direct impact we have on the success of our company. And while there are many ways to measure success, for us, it’s all about the quality of what we create — about thoughtful design and attentive execution. To this end, we spend a good deal of time working through details that most people will never notice, but that do make a difference. The result is that our games have become known for their innovative features, distinctive look and feel, and level of quality that has become a hallmark of PLAYSTUDIOS.
The closeness of our teams and the quality of our content come together in our conviction that everything we create is for our players. Unlike a retail or a hospitality business, most game companies don’t have the luxury of daily encounters with their player base. While it is standard practice to continually evolve games based on a rich set of performance analytics, the importance of face-to-face player feedback cannot be overstated. Thanks to our real-world rewards and loyalty program, and an active calendar of community events, we have regular opportunities to socialize with our players in ways that other game companies cannot. Here again, our playAWARDS program affords us a distinct competitive advantage.
Our Games
Our portfolio includes 10 games. Many of our games are classic in nature with mass appeal due to their highly engaging game mechanics. Our portfolio includes both casual and casino-themed games as follows:
•myVEGAS Facebook provides our players with the opportunity to build their own virtual Las Vegas Strip while enjoying free-to-play slots and table games inspired by their favorite desert destination.
•myVEGAS Slots offers our players a growing library of new slots, game content, daily challenges, and special offers.
•myVEGAS Blackjack offers our players traditional blackjack rules and game mechanics with a host of social gaming features such as collectibles, challenges, and leaderboards, along with distinct “rooms” that provide the look and feel of a familiar Las Vegas casino.

•my KONAMI Slots introduces the growing popularity of real-world casino content in free-to-play mobile gaming, and provides our players with a vast collection of casino-proven slot content.
•POP! Slots introduces our players to an entirely new, immersive world in which they roam a virtual strip, enter their favorite casinos, and spin reels alongside others with whom they were teamed-up, or pitted against, with real-time audio chat and emojis, allowing our players to connect with one another.
•myVEGAS Bingo integrates real-world casino brands, innovative power-ups, group social features, collectibles, and leaderboards.
•MGM Slots Live enables our players to experience genuine MGM casino games, tournaments, and live 3D shows.
•Tetris® is one of the world's favorite puzzle games.
•Tetris® Beat offers our players a unique twist on the classic puzzle game by fusing its hit gameplay with exclusive music and rhythm mechanics.
During 2021, we also operated Kingdom Boss, a game that allows players to be immersed in an epic role-playing game as they build their empire, forge alliances, command an army of epic heroes, and rescue their subjects from the shadowlands of exiled kingdoms. We plan to suspend development of Kingdom Boss in the the first quarter of 2022 while we evaluate our options with this game.
Integration of Loyalty Program
In the decade since launching our first game with integrated loyalty mechanics, we’ve worked to abstract the technologies, tools, and operating practices that were central to this unique value proposition. Our aim was to transform our loyalty construct into a free-standing and full-featured program that could be more efficiently integrated into future game releases. Our playAWARDS initiative, and the dedicated team that leads it, is focused on further establishing it as the gaming industry’s gold standard. As we continue to look to accelerate our growth through new product introductions and strategic acquisitions, playAWARDS will serve as a catalyst, driving deeper engagement among newly acquired audiences.
Research and Development
We believe our ability to attract new players and retain existing players depends in part on our ability to evolve and expand our content library by continually developing differentiated games, systems technology and functionality to enhance player entertainment and user profitability.
We have a diverse pool of talent located in game development hubs, including in Israel, Serbia, Hong Kong and Vietnam. This provides us with a funnel of new, internally developed game concepts, ideas for improvements to our systems, and close relationships with those local game-development communities.
Competition
As a developer of mobile games, we compete with other game makers and other forms of entertainment content. Our primary competitors include Activision Blizzard (the parent company of King Digital), Electronic Arts (EA Mobile), Epic Games, Jam City, Netmarble (the parent company of Kabam), NetEase (NetEase Games), Niantic, Take-Two Interactive Software, Vivendi (the parent company of Gameloft) and others. Our market is continually evolving as new developers and new games become part of our rapidly growing, mobile gaming ecosystem. We compete on the basis of a number of factors, including quality of player experience, breadth and depth of gameplay, ability to create or license compelling content, brand awareness and reputation, and access to distribution channels.
We believe we are well positioned as a gaming company with a robust loyalty program. It is our view that our investments in the quality of our games, coupled with the unique value proposition of playAWARDS, will continue to distinguish our products and drive our growth.
We believe the value of our playAWARDS program is tied to the breadth of rewards we make available to our players. Our ability to keep the program fresh and relevant is rooted in the value we deliver to our awards partners. As we continue to demonstrate the productivity and impact of our games as a user acquisition, reactivation and inventory management solution, our awards partners can increase their engagement, optimizing their rewards and the overall merchandising of the program. Driving demonstrable results is key to retaining our existing awards partners and attracting new ones. We expect to continue to demonstrate the value of our program, and in doing so, further build upon our substantial collection of awards partners and rewards.
We believe that we can compete favorably in our market. Successful execution of our strategy depends on our ability to attract and retain players, expand the market for our games, convert non-paying players into payers, attract and retain awards partners, and offer unique and compelling experiences to players. In some cases, we compete against gaming operators who could expand their product lines to include games that could directly compete with ours. See “Risk Factors — Our industry is very competitive. If players prefer our competitors’ games over our own, our operating results could suffer.”
Intellectual Property
We have 75 registered U.S. trademarks, 17 pending applications for U.S. trademarks, 16 issued U.S. patents, and 12 pending U.S. patent applications as of December 31, 2021. We create most of the intellectual property we use in our games, but we also license or otherwise receive rights to third-party intellectual property for use in our games. For example, we use licensed intellectual property from MGM Resorts International, Konami Gaming, Tetris, Ainsworth Gaming Technology, and Shaquille O’Neal among others, as creative assets in our games. These licenses typically limit our use of intellectual property to specific uses and for specific time periods and include other contractual obligations with which we must comply. Certain intellectual property rights may be licensed to us on a non-exclusive basis, and accordingly, the owners of such intellectual property are free to license such rights to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Competition for these licenses is intense, and often results in one or more of advances, minimum payment guarantees, and royalties that we must pay to the licensor, which decreases our profitability. Additionally, in the future, we may identify third-party intellectual property we may need to license in order to engage in our business, including to develop or commercialize new games; however, such licenses may not be available to us on acceptable terms or at all. We expect to continue to use a mix of originally created and licensed content in our games. See “Risk Factors — Our ability to acquire and maintain licenses to intellectual property may affect our revenue and profitability. Competition for these licenses may make them more expensive and increase our costs.”
Government Regulation
We are subject to a variety of laws in the U.S. and abroad that affect our business, including state and federal laws regarding consumer protection, electronic marketing, data protection and privacy, competition, taxation, intellectual property, export, and national security, which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the U.S. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and could have an adverse effect on our business. It is also likely that as our business grows and evolves and our games are played in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions or other jurisdictions may claim that we are required to comply with their laws and regulations.
There are ongoing academic, political and regulatory discussions in the U.S., Europe, Australia, and other jurisdictions regarding whether social casino games should be subject to a higher level or different type of regulation than other social games to protect consumers, in particular minors and persons susceptible to addiction to social casino games, and, if so, what this regulation should include. For example, at the end of August 2020, a court approved a settlement of class action litigation relating to violations by Big Fish Games, Inc., the operator of an online social casino game, of a specific anti-gambling law in the State of Washington, in an aggregate amount equal to $155.0 million. While our games operate differently from games implicated in the Big Fish Games class action litigation, if new social casino regulations are imposed, or other regulations are interpreted to apply to our social casino games, certain, or all, of our social casino-themed games may become subject to those regulations and expose us to civil and criminal penalties if we do not comply. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition, or results of operations.
It is possible that a number of laws and regulations may be adopted or construed to apply to us in the U.S. and elsewhere that could restrict the online and mobile gaming industries, including player privacy, advertising, taxation, content suitability, copyright, distribution, and antitrust. Furthermore, the growth and development of electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase, and we will be required to devote legal and other resources to address such regulation. For example, existing laws or new laws regarding the marketing of in-game purchases, labeling of free-to-play games, regulation of currency, banking institutions, unclaimed property, or money transmission may be interpreted to cover our games and the purchase of virtual currency within our games. If that were to occur, we may be required to seek licenses, authorizations, or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S. or elsewhere regarding these activities may impede the growth of social game services and impair our business, financial condition, or results of operations.

We are a member of the ISGA, which promotes best practices in gaming
The International Social Games Association or ISGA is the worldwide representative body of the social games industry, a thriving segment of the entertainment and digital economies. Its mission is to educate and inform the public, policy makers, and regulators on what the industry does, how it works, and the value it generates for both the digital economy and people that play social games. The ISGA’s “Best Practice Principles” offer guidance to the industry on consumer protection, accountability, and transparency, while its research program provides insight for its key stakeholders. We are a member of the ISGA and our co-founder and Executive Vice President, Paul Mathews, is the current Chairman of the ISGA. We are committed to ISGA’s Best Practice Principles, including transparency in our game mechanics, functionality, and in-game purchase process, striving to adhere to data privacy and protection law, and providing customer support.
Data Privacy and Security
We receive, store, and process personal information, including personal information of our players and other player data. We respect the data privacy rights of our players and strive to comply with all applicable data privacy laws. However, there are numerous federal, state, and local laws around the world regarding data privacy and the storing, sharing, use, processing, disclosure, and protection of personal information, and current laws and regulations are inconsistent across jurisdictions leading to a patchwork of data privacy laws that are difficult to fully interpret and adhere to. Some of these laws and regulations authorize the governing agencies to investigate companies under their jurisdiction to ensure compliance, and to impose fines and other measures against companies who are not in compliance. The applicability of these laws and regulations to us, and their scope and interpretation, are constantly evolving, often uncertain, and may conflict between jurisdictions.
For example, in the U.S. we are subject to the California Consumer Privacy Act, which was enacted by the State of California and effective on January 1, 2020, and establishes additional data privacy rights for California residents, with corresponding obligations on businesses relating to transparency, deletion rights, and opting-out of the selling of personal information, and grants a private right of action for individuals in the event of certain security breaches. Similar laws relating to data privacy and security have been proposed in other states and at the federal level, and, if passed, such laws may have potentially conflicting requirements.
In Europe, we are subject to the General Data Protection Regulation 2016/679 or GDPR, a regulation on data protection and data privacy applicable to companies processing personal data of users in the European Union (EU) and the European Economic Area that became effective May 25, 2018. The GDPR is wide-ranging in scope and imposes strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer, and otherwise process personal information (including restrictions on cross-border transfers of personal information), with substantial monetary penalties for violations. The GDPR also provides that EU member states may enact their own additional laws and regulations in relation to certain data processing activities. Recent legal developments in the EU have created complexity and uncertainty regarding transfers of personal information from the EU to “third countries,” especially the U.S. For example, in 2020, the Court of Justice of the EU invalidated the EU-U.S. Privacy Shield Framework (a mechanism for the transfer of personal information from the EU to the U.S.) and made clear that reliance on standard contractual clauses (an alternative mechanism for the transfer of personal information outside of the EU) alone may not be sufficient in all circumstances. In addition, after the UK left the EU, the UK enacted the UK GDPR, which, together with the amended UK Data Protection Act of 2018, retains the GDPR in UK national law, but also creates complexity and uncertainty regarding transfers of personal information between the UK and the EU, which could further limit our ability to use and share personal data and require localized changes to our operating model.
We are also subject to data protection and data privacy laws in other jurisdictions, such as the Lei Geral de Proteção de Dados or LGPD, a data privacy act enacted by Brazil that became effective September 18, 2020, which created new privacy rights for individuals and include monetary penalties for non-compliance. We are further subject to consumer protection laws, such as general truth in advertising and unfair trade practices that prohibit making false statements about, or otherwise failing to disclose, how we use our players’ data, as well as federal and state data breach notification laws.
The scope of data privacy laws and regulations worldwide continues to evolve, and we anticipate that the number of data privacy laws and the scope of individual data privacy and protection rights will increase, and we will continue to evaluate tools and methods to help us comply with existing and new laws and regulations.
We require new players who play our games for the first time to accept our privacy policy and terms of service. In our privacy policy, we disclose to our players what data we collect and how we use it. We also provide our players with an online submission form to exercise certain rights with respect to their personal data. We strive to comply with our privacy policy and respond to requests from our players to exercise such rights. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules and regulations to which we are subject.
See “Risk Factors — We are subject to laws and regulations concerning data privacy, information security, data protection, and consumer protection, and these laws and regulations are continually evolving. Our actual or perceived failure to comply with these laws and regulations could harm our business.”
Human Capital
We had 504 full-time and seven part-time employees in our principal office and six studios located in five countries as of December 31, 2021. None of our employees are represented by a labor organization or are a party to any collective bargaining agreement with respect to their employment by us.
We believe that our people are the reason for our success, and we have organized ourselves to maximize productivity and performance. We are also working to build diversity within our workforce.
Our human capital resources objectives include, as applicable, identifying, hiring, training, integrating, and retaining our existing and additional employees. We believe we are able to attract and retain top talent by creating a culture that challenges and engages our employees, offering them opportunities to learn, grow, and achieve their career goals. Further, we believe that our commitment to a culture of inclusion is integral to our goal of attracting and retaining talent.
We strive to provide compensation and benefits that are competitive to market and create incentives to attract and retain employees. Our compensation package includes market-competitive base pay, health care, retirement benefits, paid time off and family leave. In addition, we offer stock-based compensation and access to a variety of health and wellness resources.
Facilities
Our principal business operations are located in Las Vegas, Nevada. We lease space in Burlingame, California, Austin, Texas, Tel-Aviv, Israel, Hong Kong, Belgrade, Serbia and Hanoi, Vietnam for our game development and operation functions. We believe our facilities are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Legal Proceedings
From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of the litigation and claims we currently face will not have a material adverse effect on our business or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
We are a party to a pending litigation matter brought by TeamSava d.o.o. Beograd, or TeamSava, and other related parties. The plaintiffs filed a Statement of Claim in May 2021 in Tel Aviv District Court in Israel, alleging claims, among other things, that we breached the terms of a commercial contract relating to services provided by TeamSava and related parties in connection with the sourcing and administrative management of personnel in Serbia who provided game development services exclusively for us. The pending litigation seeks damages of 27.3 million New Israeli Shekels (NIS) (or approximately $8.8 million based on prevailing exchange rates as of December 31, 2021). We believe that the claims are without merit and we intend to vigorously defend against them; however, there can be no assurance that we will be successful in the defense of this litigation. Our range of possible loss could be up to 27.3 million NIS based on the claim amount of the litigation, but we are not able to reasonably estimate the probability or amount of loss and therefore have not made any accruals.
On March 2, 2021, a lawsuit was filed in the Superior Court of California, Los Angeles County, by a purported Acies shareholder in connection with the Business Combination: McCart v. Acies Acquisition Corp., et al. (Sup. Ct. L.A. County) (the “Complaint”). The Complaint names Acies and members of Acies’ board of directors as defendants. The Complaint alleges breaches of fiduciary duties against members of Acies’ board of directors and aiding and abetting the board of directors’ alleged breaches of fiduciary duties against Acies. The Complaint also alleges that the registration statement for the Business Combination was materially deficient and omitted and/or misrepresented material information including, among other things, certain financial information, certain details regarding Acies’ financial advisors, and other information relating to the background of the Business Combination. The Complaint generally seeks to recover damages related to the Business Combination. The lawsuit was voluntarily dismissed by the plaintiff on August 6, 2021.

Another purported Acies shareholder sent a demand letter on February 19, 2021, making similar allegations as those made in the Complaint and demanding additional disclosure regarding the Business Combination. We have not received any further correspondence from such shareholder.
ITEM 1A.    RISK FACTORS
Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Annual Report on Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.
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
•Our industry is very competitive. If players prefer our competitors’ games over our own, our operating results could suffer.
•We rely on a small portion of our total players for a substantial amount of our revenue and if we fail to grow our player base, or if player engagement declines, our revenue and operating results will be harmed.
•We rely on third-party platforms such as the Apple App Store, Google Play Store, Amazon Appstore, and Facebook to distribute our games and collect revenues generated on such platforms and rely on third-party payment service providers to collect revenues generated on our own platforms.
•If we do not successfully invest in, establish and maintain awareness of our brands and games, if we incur excessive expenses promoting and maintaining our brands or our games, or if our games contain defects, our business, financial condition, results of operations, or reputation could be harmed.
•Our ability to acquire and maintain licenses to intellectual property may affect our revenue and profitability. Competition for these licenses may make them more expensive and increase our costs.
•We rely on information technology and other systems and platforms, and any failures, errors, defects, or disruptions in our or our vendors’ or other partners’ systems or platforms could diminish our brand and reputation, subject us to liability, disrupt our business, impact our games and related software applications, affect our ability to scale our technical infrastructure and adversely affect our operating results and growth prospects.
•We may be subject to future litigation in the operation of our business. An adverse outcome in one or more proceedings could adversely affect our business.
•We are subject to laws and regulations concerning data privacy, information security, data protection, and consumer protection, and these laws and regulations are continually evolving. Our actual or perceived failure to comply with these laws and regulations could harm our business.
•The dual class structure of our common stock has the effect of concentrating voting power with Andrew Pascal, our Chairman of the Board and Chief Executive Officer, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.

•Warrants will become exercisable for our Class A common stock and Earnout Shares and Sponsor Shares may become issuable or vest, each of which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
•The price of our Class A common stock and Public Warrants may be volatile.
•We do not intend to pay cash dividends for the foreseeable future.
•Future resales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
•Delaware law and our organizational documents contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Risks Related to Our Business and Industry
Our business will suffer if we are unable to entertain our players, develop new games, and improve the experience within our existing games.
Our business depends on developing, publishing, and continuing to service casual, “free-to-play” games that players will download and spend time and money playing. We are currently focused on social casino mobile gaming, offering our social casino games on mobile devices, including smartphones and tablets on Apple’s iOS and Google’s Android operating systems, and on social networking platforms such as Facebook. We have devoted and we expect to continue to devote substantial resources to the research, development, analytics, and marketing of our games. Our development and marketing efforts are focused on both improving the experience within our existing games (frequently through new content and feature releases for our live services) and developing new games. We generate revenue primarily through the sale of in-game virtual currency. For games distributed through third-party platforms, we are required to share a portion of our revenue from in-game sales with the platform providers. Due to our focus on mobile gaming, these costs are expected to remain a significant operating expense. See “Risk Factors—We rely on third-party platforms such as the Apple App Store, Google Play Store, Amazon Appstore, and Facebook to distribute our games and collect revenues generated on such platforms and rely on third-party payment service providers to collect revenues generated on our own platforms.” In order to remain profitable, we need to generate sufficient revenue from our existing and new game offerings to offset our ongoing development, marketing, and operating costs.
Successfully monetizing “free-to-play” games is difficult, and requires that we deliver engaging and entertaining player experiences that a sufficient number of players will pay for or we are able to otherwise sufficiently monetize our games. The success of our games depends, in part, on unpredictable and volatile factors beyond our control including player preferences and spending habits, competing games, and the availability of other entertainment experiences. If our games do not meet player expectations, or if new games are not brought to market in a timely and effective manner, our ability to grow revenue and our financial performance will be negatively affected.
Our ability to successfully develop games for mobile and web platforms and their ability to achieve commercial success will depend on our ability to:
•effectively market our games to existing and new players;
•achieve benefits from our player acquisition costs;
•achieve organic growth and gain player interest in our games through free or more efficient channels;
•adapt to changing player preferences and spending habits;
•negotiate with third parties to provide our players with a diverse inventory of real-world loyalty rewards;
•increase player engagement within our games;
•adapt to new technologies and feature sets for mobile and other devices;
•expand and enhance games after their initial release;
•attract, retain, and motivate talented and experienced game designers, product managers and engineers;

•negotiate with third-party platforms;
•continue to adapt game feature sets for an increasingly diverse set of mobile devices, including various operating systems and specifications, limited bandwidth, and varying processing power and screen sizes;
•efficiently manage the development of new games and features to increase the cadence of introductions without incurring excessive costs;
•achieve and maintain successful player engagement and effectively monetize our games;
•maintain a quality gaming experience and retain our players;
•compete successfully against a large and growing number of existing market participants;
•accurately forecast the timing and expense of our operations, including game and feature development, marketing and player acquisition, player adoption, and revenue growth;
•minimize and quickly resolve bugs or outages; and
•acquire and successfully integrate high quality mobile game assets, personnel, or companies.
These and other uncertainties make it difficult to know whether we will succeed in continuing to develop successful games, live operations services and launch new games and features in accordance with our operating plan. If we do not succeed in doing so, our business, financial condition, results of operations, and reputation will suffer.
If we are able to develop new games and features that achieve success, it is possible that these new games and features could divert players of our other existing games without growing our overall player base, which could harm operating results.
Although it is important to our future success that we develop new games and features that are popular with players, it is possible that new games and features may reduce the amount of time players spend with our other games. In particular, we plan to continue leveraging our existing games to cross-promote new games and features, which may encourage players of existing games to divert some of their playing time and discretionary spending away from our existing games. If new games and game features do not grow our player base, increase the overall amount of time our players spend with our games, or generate sufficient new revenue to offset any declines from our other games, our revenue could be adversely affected.
We believe that our players’ level of engagement with our games is partly based on playAWARDS, our real-world rewards loyalty program. If we fail to expand and diversify our playAWARDS program, in particular given the current restrictions imposed by the COVID-19 pandemic, including variants thereof, our business may suffer.
Players accumulate loyalty points by engaging with our games, and players can exchange their loyalty points for real-world rewards through our playAWARDS program. We believe that our players’ level of engagement with our games is partly based on the perceived value of earning loyalty points and exchanging those loyalty points for real-world rewards that they can redeem at our awards partners’ establishments. We currently offer real-world rewards relating to, among other things, dining, live entertainment shows, and hotel rooms. For example, through an agreement with MGM Resorts International, or MGM, our players are able to exchange loyalty points for, among other things, free hotel rooms, meals and show tickets for various Las Vegas properties, including ARIA, Bellagio, and MGM Grand. We have observed a lower level of rewards redemption during the COVID-19 pandemic, including variants thereof, due to restrictions on the operations of awards partners and on the ability for players to travel or attend public events. If we are unable to expand and diversify our playAWARDS program, in particular to include real-world rewards not based on travel or attending public events or shows especially during the COVID-19 pandemic, the perceived value of exchanging loyalty points for the real-world rewards we offer will diminish and our players may be less likely to play our games or may reduce their level of engagement with our games. Such loss of, or reduction in, players or their level of engagement with our games would cause our business, financial condition, and results of operations to suffer.
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
As a result of the COVID-19 pandemic, we temporarily closed our offices around the world (including our corporate headquarters in Las Vegas, Nevada) and implemented travel restrictions for our employees. Towards the end of the first calendar quarter of 2020, we implemented a remote working program across our global studios and supporting locations. As of June 28, 2021, we instituted a voluntary return to our offices in Las Vegas, Nevada, Burlingame, California and Austin, Texas, subject to compliance with CDC and local health department guidance. Our Hong Kong, Tel-Aviv, Belgrade and Hanoi offices are open, subject to certain restrictions placed by local health officials. However, the full extent to which the COVID-19 pandemic and the various responses to it impact our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including:
•the duration and scope of the COVID-19 pandemic, including any potential future waves of the COVID-19 pandemic;
•the impact of new COVID-19 variants;
•governmental, business, and individuals’ actions that have been and continue to be taken in response to the COVID-19 pandemic;
•the availability and cost to access the capital markets;
•the effect on our players and their willingness and ability to make in-game purchases;
•the limitations on redeeming dining, live entertainment, and hotel real-world rewards due to travel and other similar restrictions;
•disruptions or restrictions on our employees’ ability to work and travel;
•labor shortages, increasing competition for talent, and increasing employee attrition; and
•interruptions related to our cloud networking and platform infrastructure and partners, including impacts on Amazon Web Services, mobile application platform providers, advertising partners, and customer service and support providers.
During the continuing COVID-19 pandemic, we may not be able to provide the same level of product features and customer support that our players expect from us, which could negatively impact our business and operations. While some of our workforce have voluntarily returned to our offices, and substantially all of our business operations can be performed remotely, many of our employees who continue to work remotely face additional work-related and personal challenges, including prolonged duration of remote working environments, adjusting communication and work practices to collaborate remotely with work colleagues and business partners, managing technical and communication challenges of working from home on a daily basis, looking after children as a result of remote-learning and school closures, and caring for themselves, family members or other dependents who are or may become ill. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, including as may be required by federal, state, local, or foreign authorities or that we determine are in the best interests of our employees, players, partners, and stockholders.
In addition to the potential direct impacts to our business, the global economy has been, and is likely to continue to be, significantly weakened as a result of the actions taken in response to the COVID-19 pandemic, and future government intervention remains uncertain. A weakened global economy may impact our players’ purchasing decisions within our games, in particular given the limitations of redeeming real-world rewards due to government mandated or other restrictions on travel and other activities and limitations on our players’ discretionary spending, consumer activity during the pandemic and its impact on advertising investments, and the ability of our business partners, including our awards partners that provide the real-world rewards available in our games, to navigate this complex social, health and economic environment, any of which could result in disruption to our business and results of our operations.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the existence of any additional waves of the COVID-19 pandemic, the impact of new COVID-19 variants, the extent and effectiveness of containment actions, progress towards widespread rapid testing, effective treatment alternatives and the adoption and efficacy of available vaccines, and the impact of these and other factors on our employees, players, and business partners. If we are not able to respond to and manage the impact of such events effectively, our business may be harmed. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described herein.
Our industry is very competitive. If players prefer our competitors’ games over our own, our operating results could suffer.
Competition in the gaming industry, especially the mobile gaming segment, is intense and subject to rapid changes, including changes from evolving player preferences and emerging technologies. Many new games are introduced in each major industry segment (mobile, web, PC, and console) each year, but only a relatively small number of titles account for a significant portion of total revenue in each segment. While we intend to diversify our product offering, we currently compete primarily in the social casino gaming category and our competitors that develop mobile and web games in the social casino gaming category vary in size and offerings and include companies such as Aristocrat, DoubleU, Huuuge Games, Playtika, SciPlay, Zynga, GSN Games, and others. In addition, there are competitors that develop mobile and web games that are not currently focused on the social casino gaming category but may move into that space and that may also impede our diversification efforts, including companies such as Activision Blizzard (the parent company of King Digital), Electronic Arts (EA Mobile), Epic Games, Jam City, Netmarble (the parent company of Kabam), NetEase (NetEase Games), Niantic, Take-Two Interactive Software, Vivendi (the parent company of Gameloft) and others. In addition, online game developers and distributors that are primarily focused on specific international markets, such as Giant Interactive and Tencent in Asia, and high-profile companies with significant online presences that to date have not actively focused on social games, such as Facebook, Apple, Google, Amazon, and Microsoft, may decide to develop social games including social casino games which may compete with our games. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in player preferences, regulations. or other developments that may impact our industry.
There are relatively low barriers to entry to develop a mobile or online game and we expect new game competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications. We also compete or will likely compete with a vast number of small companies and individuals who are able to create and launch games and other content for devices and platforms using relatively limited resources and with relatively limited start-up time or expertise. The proliferation of titles in these open developer channels makes it difficult for us to compete for players without substantially increasing our marketing expenses. We also face competition for the leisure time, attention, and discretionary spending of our players from other non-gaming activities, such as social media and messaging applications, personal computer and console games, video streaming services, television, movies, sports, and the Internet. Increasing competition could result in loss of players, increasing player acquisition and retention costs, and loss of talent, all of which could harm our business, financial condition, or results of operations.
We rely on a small portion of our total players for a substantial amount of our revenue and if we fail to grow our player base, or if player engagement declines, our revenue and operating results will be harmed.
Compared to all players who play our games in any period, only a small portion are paying players. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players through advertising and other strategies. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our players, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain paying players declines, or if the average amount our players pay declines, our business may not grow and our financial results will suffer.
A substantial portion of our loyalty rewards are obtained from MGM, and any change in that relationship could materially and adversely affect our business and financial results.
Although we have 95 awards partners that represent more than 265 brands providing rewards through our playAWARDS program, MGM has historically provided a substantial amount of such rewards and the majority of the rewards redeemed through our playAWARDS program for the year ended December 31, 2021 were offered by MGM. Under the terms of our marketing agreement and rewards agreement with MGM, MGM has discretion over the types and quantities of rewards and whether to make any rewards available for a particular game, and MGM may discontinue any rewards previously made available. The terms of our marketing agreement with MGM requires us to meet certain performance criteria for it to be automatically renewed, and if we fail to meet those performance criteria, MGM could terminate both the marketing agreement and the rewards agreement. If we fail to meet our required performance criteria under the marketing agreement, we could also lose certain intellectual property rights that we license from MGM under the marketing agreement and which we use as creative assets in our games. In the event that MGM offers fewer or less attractive rewards for our games or if we fail to achieve the required performance milestones and MGM decides not to renew our agreements, our business and financial results could be materially and adversely affected.
We rely on third-party platforms such as the Apple App Store, Google Play Store, Amazon Appstore, and Facebook to distribute our games and collect revenues generated on such platforms and rely on third-party payment service providers to collect revenues generated on our own platforms.
We derive a significant portion of our revenue from the distribution of our games on the Apple App Store, Google Play Store, Amazon Appstore, and Facebook, and the virtual items we sell in our games are purchased using the payment processing systems of these third-party platform providers. Additionally, we have historically acquired a significant number of our players through Facebook. If we are unable to maintain a good relationship with such platform providers, if their terms and conditions or pricing change to our detriment, if we violate, or if a platform provider believes that we have violated, the terms and conditions of its platform, or if any of these platforms loses market share or falls out of favor, or is unavailable for a prolonged period of time, our business will suffer.
We are subject to the standard and non-negotiated policies and terms of service/publisher agreements of third-party platforms, which govern the promotion, distribution, content, and operation generally of games on the platform. Each platform provider has broad discretion to unilaterally change and interpret its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. For example, in late 2019, a platform provider updated the rating on one of our games to Adults Only. While this issue has been resolved and the game is no longer rated Adults Only, the platform provider took longer to review and approve new releases for such game while it retained the Adults Only rating, which resulted in uncertainty around when releases would be approved, and resulted in delays in commercial releases that negatively impacted our ability to undertake planned marketing and promotional campaigns to feature the new releases. A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how we are able to advertise on the platform, change how the personal information of its users is made available to application developers on the platform, limit the use of personal information for advertising purposes, or restrict how players can share information with their friends on the platform or across platforms. Our business could be harmed if:
•the platform providers discontinue or limit our access to their platforms;
•governments or private parties, such as internet providers, impose bandwidth restrictions, increase charges, or restrict or prohibit access to those platforms;
•the platforms increase the fees they charge us;
•the platforms modify their algorithms, communication channels available to developers, respective terms of service, or other policies;
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
Changes in the respective terms of service or policy changes of third-party platforms may decrease the visibility or availability of our games, limit our distribution capabilities, prevent access to our existing games, reduce the amount of revenue we may recognize from in-game purchases, increase our costs to operate on these platforms, or result in the exclusion or limitation of our games on such platforms. Any such changes could adversely affect our business, financial condition, or results of operations.
If our platform providers do not perform their obligations in accordance with our platform agreements, we could be adversely impacted. For example, in the past, some of these platform providers have been unavailable for short periods of time, unexpectedly changed their terms or conditions or experienced issues with their features that permit our players to purchase virtual items. If any of our third-party service providers is unable to process payments, even for a short period of time, our business could be harmed. These platforms and our third-party online payment service providers may also experience security breaches or other issues with their functionalities. In addition, if we violate, or a platform provider believes we have violated, its terms of service, policies, or standard publisher agreements (or if there is any change or deterioration in our relationship with any of these platform providers), that platform provider could limit or discontinue our access to the platform or we may be exposed to liability or litigation. For example, in August 2020, Epic Games attempted to bypass Apple and Google’s payment systems for in-game purchases with an update that allowed users to make purchases directly through Epic Games in their game, Fortnite. Apple and Google promptly removed Fortnite from their respective app stores. In August 2020, Epic Games filed separate lawsuits against Apple and Google relating to, among other things, the 30% platform fee and anti-trust violations. In September 2020, Apple filed a counterclaim seeking injunctive relief to block the use of Epic Games’ payment system and seeking monetary damages to recover funds made while the updated version of Fortnite was active. In September 2021, a court ruled that Apple must provide other payment options for in-app game purchases within a certain time, however, Apple is not required to allow Fortnite back on its app store. Both parties have appealed the ruling. In October 2021, Google filed a counterclaim seeking monetary damages from Epic Games for breach of contract.
If any such events described above occur on a short-term or long-term basis, or if these third-party platforms and online payment service providers otherwise experience issues that impact the ability of players to download or access our games, access social features, or make in-game purchases, it could materially and adversely affect our brands and reputation, as well as our business, financial condition, and results of operations.
We rely on third-party hosting and cloud computing providers to operate certain aspects of our business. In particular, a significant portion of our game traffic is hosted by Amazon Web Services, or AWS, and any failure, disruption or significant interruption in our network or hosting and cloud services could adversely impact our operations and harm our business.
Our technology infrastructure is critical to the performance of our games, the satisfaction of our players, and our corporate functions. Our games and company systems run on a complex distributed system, or what is commonly known as cloud computing. We own, operate, and maintain elements of this system, but significant elements of this system are operated by third parties that we do not control and which would require significant time and expense to replace. We expect this dependence on third parties to continue. We have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, and capacity constraints. If any such interruption is significant or prolonged, if a particular game is unavailable when players attempt to access it or navigation through a game is slower than they expect, players may stop playing the game and may be less likely to return to the game as often, if at all.
In addition, any changes in these third parties’ service levels may adversely affect our ability to meet the requirements of our players. As our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our offerings increases. Any negative publicity arising from these interruptions, delays, outages, or other performance problems could adversely affect our business, financial condition, results of operations, or reputation. Furthermore, in the event that any of our agreements with these third-party providers are terminated, we may experience significant costs or downtime in connection with the transfer to, or the addition of, new hosting or cloud computing providers. Although alternative providers could host our platform on a substantially similar basis, such transition could potentially be disruptive and we could incur significant costs in connection with such transition.

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
We currently, have in the past and expect in the future to, engage third-party game development companies to develop and operate new mobile games on our behalf. In each instance, we have been and in the future intend to be the publisher of these third-party developed games when they are available for distribution through platforms such as the Apple App Store, Google Play Store, and Amazon Appstore, but much of the responsibility to operate our games after commercial launch will be undertaken by the development company. Typically when we engage a third-party game development company, we will enter into a contract with them that defines their and our duties and responsibilities, but we have limited control over the work performed by the development company and are therefore subject to additional risks than if our own employees were developing our games, such that completion of our games and their publication could be delayed due to the development company’s failure to adhere to our milestones and roadmaps. For example, one of our third-party game development companies has in the past, and may in the future, fail to complete development milestones in accordance with our game development roadmap. If our third-party game development companies do not perform in accordance with our agreements with them, it could adversely affect the development of our games that are the subject of that agreement, including delaying their availability for launch and their performance once launched, which could materially and adversely impact our ability to meet our forecasts.
Once a co-developed game is launched, we will be reliant on the development company’s ability to maintain adequate knowledgeable and experienced personnel to operate and maintain the co-developed game successfully and to develop and implement future game updates, patches and bug fixes, as well as provide ongoing support services. If the development company fails to operate and maintain the co-developed game, it could adversely affect the co-developed game's performance and player satisfaction and our business may suffer as a result.
We do not own or have direct control of the source code of the third-party developed games, but we endeavor to have source code escrow agreements in place under which the source code and operation documentation of such co-developed games will be held in escrow. If the source code escrow release conditions are triggered under the applicable source code escrow agreement, while we may be able to obtain access to and use the source code and operation documentation to operate the relevant co-developed game, it would take significant time for our employees to learn how to manage the operation of the co-developed game or develop future game updates, patches, or bug fixes for the co-developed game, which could adversely affect the co-developed game’s performance and player satisfaction, and our business may suffer as a result.
In addition, a co-developed game may incorporate intellectual property owned by the applicable development company. In such cases, we have or will obtain licenses to use the intellectual property as integrated with and into the co-developed game, but we will not own such intellectual property. If the third-party game developer challenged our right to use its intellectual property or the manner in which we use such intellectual property, it could materially and adversely affect our ability to continue to publish the co-developed game.
If we do not successfully invest in, establish and maintain awareness of our brands and games, if we incur excessive expenses promoting and maintaining our brands or our games or if our games contain defects, our business, financial condition, results of operations, or reputation could be harmed.
We believe that establishing and maintaining our brands is critical to maintaining and creating favorable relationships with players, awards partners, content licensors, and advertisers, as well as competing for key talent. Increasing awareness of our brands and recognition of our games is particularly important in connection with our strategic focus on developing games based on our own intellectual property and successfully cross-promoting our games. In addition, globalizing and extending our brands and recognition of our games requires significant investment and extensive management time to execute successfully. Although we make significant sales and marketing expenditures in connection with the launch of our games, these efforts may not succeed in increasing awareness of our brands or the new games. If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenue could be limited, our costs could increase and our business, financial condition, results of operations, or reputation could suffer.

In addition, our games may contain errors, bugs, flaws, corrupted data, defects, and other vulnerabilities, some of which may only become apparent after their launch, particularly as we launch new games and rapidly release new features to existing games under tight time constraints. Furthermore, our development and testing processes may not detect errors and vulnerabilities in our games prior to their release. Any such errors, flaws, defects, and vulnerabilities may disrupt our operations, violate applicable security standards, adversely affect the game experience of our players, harm our reputation, cause our players to stop playing our games, divert our resources, and delay market acceptance of our games, any of which could result in harm to our business, financial condition, or results of operations.
We strive to establish and maintain our brands by obtaining trademark rights, including for our games. However, if our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position, business, financial condition, or results of operations may be harmed.
Our ability to acquire and maintain licenses to intellectual property may affect our revenue and profitability. Competition for these licenses may make them more expensive and increase our costs.
Much of the intellectual property we use in our games is created by us, but we also rely on licenses or rights we receive to third-party intellectual property for use in our games or platform to enhance the experience of our players or otherwise operate our business. For example, we use licensed intellectual property from certain parties such as MGM, Tetris, and Konami Gaming as creative assets in our games. These licenses typically limit our use of intellectual property to specific uses and for specific time periods, and include other contractual obligations, including the achievement of certain performance milestones with which we must comply in order for the license to remain in effect. Moreover, certain intellectual property rights may be licensed to us on a non-exclusive basis, and accordingly, the owners of such intellectual property are free to license such rights to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Competition for these licenses is intense, and often results in one or more of increased advances, minimum payment guarantees, and royalties that we must pay to the licensor, which decreases our profitability. In the future, we may identify additional third-party intellectual property we may need or desire to license in order to engage in our business, including to develop or commercialize new games. However, such licenses may not be available on acceptable terms or at all. If we are unable to obtain and remain in compliance with the terms of these licenses or obtain additional licenses on reasonable economic terms, we may be required to discontinue or limit our use of our games or features therein that include or incorporate the licensed intellectual property, and our revenue and profitability may be adversely impacted.
We also cannot be certain that our licensors are not infringing, misappropriating, or otherwise violating the intellectual property rights of others or that our licensors have sufficient rights to the intellectual property to grant us the applicable licenses. If we are unable to obtain or maintain rights to any of such in-licensed intellectual property because of claims of intellectual property infringement, misappropriation, or other violation claims brought by third parties against our licensors or against us, our ability to develop games containing such intellectual property could be severely limited and our business could be harmed.
The perceived value of our virtual currency is highly dependent on how we manage the economies in our games. If we fail to manage our game economies properly, our business may suffer.
We derive substantially all of our revenues from the sale of virtual currency. Paying players purchase virtual currency in our games because of its perceived value, which is dependent on the relative ease of obtaining equivalent virtual currency by simply playing our games. The perceived value of our virtual currency can be impacted by various actions that we take in our games, including offering discounts for virtual currency or giving away virtual currency in promotions. Managing game economies is difficult, and relies on our assumptions and judgment. If we fail to manage our virtual economies properly or fail to promptly and successfully respond to any such disruption, our reputation may suffer and our players may be less likely to play our games and to purchase virtual currency from us in the future, which would cause our business, financial condition, and results of operations to suffer.
If the use of mobile devices as game platforms and the proliferation of mobile devices generally do not increase, our business could be adversely affected.
The number of people using mobile Internet-enabled devices has increased dramatically over time and we expect that this trend will continue. However, the mobile market, particularly the market for mobile games, may not grow in the way we anticipate. Our future success is substantially dependent upon the continued growth of the market for mobile games. In addition, we do not currently offer our games on all mobile devices. If the mobile devices on which our games are available decline in popularity or become obsolete faster than anticipated, we could experience a decline in revenue and may not achieve the anticipated return on our development efforts. Any such declines in the growth of the mobile market or in the use of mobile devices for games could harm our business, financial condition, or results of operations.
We rely on information technology and other systems and platforms, and any failures, errors, defects, or disruptions in our or our vendors’ or other partners’ systems or platforms could diminish our brand and reputation, subject us to liability, disrupt our business, impact our games and related software applications, affect our ability to scale our technical infrastructure, and adversely affect our operating results and growth prospects.
Our technology infrastructure will be critical to the performance of our games and satisfaction of our players and to the general operation of our business. We devote significant resources to network and data security to protect our systems and data. However, our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. We cannot assure you that the measures we take to detect and prevent or hinder cyber-attacks or other security or data breaches, to protect our systems, data and player information, and to prevent outages, data loss, and fraud, including a disaster recovery strategy for server, equipment, or systems failure and the use of third parties for certain cybersecurity services, will provide sufficient security or be adequate for our operations. Our vendors and other partners are also subject to the foregoing risks, and we do not have any control over them. We have experienced and may in the future experience system disruptions, outages, and other performance problems, including when releasing new software versions or bug fixes, due to a variety of factors, including infrastructure changes, human or software errors, and capacity constraints. Such disruptions have not had a material impact to date, however, future disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our or third parties’ computer systems and technological infrastructure, including the data contained therein or transmitted thereby, could result in a wide range of negative outcomes, including violations of applicable privacy laws which can result in significant fines, governmental investigations and enforcement actions, legal and financial exposure, contractual liability, and damage to our reputation, each of which could materially adversely affect our business, financial condition, results of operations, and prospects.
Programming errors, defects, and data corruption could also disrupt our operations, cause us to violate applicable data privacy laws, adversely affect the experience of our players, harm our reputation, cause our players to stop playing our games, divert our resources, and delay market acceptance of our games, any of which could result in legal liability to us or harm our business, financial condition, results of operations, and prospects.
If our player base and engagement continue to grow, and the number and types of games we offer continue to grow and evolve, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our players’ needs and operate our business. Such infrastructure expansion may be complex, and unanticipated delays in completing these projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our games or other operations. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully use the underlying equipment or software, that could further degrade the player experience or increase our costs. As such, we could fail to continue to effectively scale and grow our technical infrastructure to accommodate increased demands. In addition, our business may be subject to interruptions, delays or failures resulting from adverse weather conditions, other natural disasters, power loss, terrorism, cyber-attacks, public health emergencies (such as the COVID-19 pandemic), or other catastrophic events.
We believe that if our players have a negative experience with our games, or if our brand or reputation is negatively affected, players may be less inclined to continue or to engage with us. As such, a failure or significant interruption in our service would harm our reputation, business, and operating results.
While we have achieved profitability in the past, we also have a history of net losses and our revenue and operating margins may decline. We also may incur substantial net losses in the future and may not sustain profitability.
Our operating and net income has historically fluctuated and we believe our operating margin could decrease as a result of increasing costs resulting from the risks discussed in this Annual Report on Form 10-K or in connection with any merger and acquisition activity that we may undertake. We expect to continue to expend substantial financial and other resources on game development, our technology stack, game engines, game technology and tools, player acquisition, the expansion of our network, international expansion, and marketing. Our operating costs will increase and our operating margins may decline if we do not effectively manage costs, launch new products on schedule that monetize successfully, and enhance our games so that these games continue to monetize successfully. In addition, weak economic conditions or other factors could cause our revenues to contract, requiring us to implement significant additional cost cutting measures, including a decrease in sales and marketing and paid player acquisition, which could harm our long-term prospects. If our revenue does not increase to offset any additional expenses, if we fail to manage or experience unexpected increases in operating expenses, or if we are required to take additional charges related to impairments or restructurings, our financial results and results of operations may suffer and we may not achieve or maintain profitability.
We intend to grow our business through strategic acquisitions, investments, and joint ventures that involve numerous risks and uncertainties.
We intend to grow our business through strategic acquisitions, investments, and joint ventures that involve numerous risks and uncertainties. We are currently in various stages of seeking, evaluating, and pursuing strategic acquisitions both in the U.S. and in non-U.S. jurisdictions, and we intend to continue to seek, evaluate, and pursue strategic transactions, investments, and joint ventures, both in the U.S. and in non-U.S. jurisdictions. These transactions often require unique approaches to integration due to, among other reasons, the structure of the transactions, the locations, and cultural differences among the other company’s teams and ours, and have required and will continue to require significant attention from our management team. If we are unable to obtain the anticipated benefits from these transactions, or if we encounter difficulties in integrating any acquired operations with our business, our financial condition, and results of operations could be materially harmed.
Challenges and risks from such acquisitions, investments, and joint ventures include:
•our ability to identify, compete effectively for, or complete suitable acquisitions and investments at prices we consider attractive;
•our ability to estimate accurately the financial effect of acquisitions and investments on our business, our ability to estimate accurately any synergies or the impact on our results of operations of such acquisitions and investments;
•acquired products, technologies or capabilities, particularly with respect to any that are still in development when acquired, may not perform as expected, may have defects, or may not be integrated into our business as expected;
•acquired entities or joint ventures may not achieve expected business growth or operate profitably, which could adversely affect our results of operations, and we may be unable to recover investments in any such acquisitions or joint ventures;
•our assumption of legal or regulatory risks, particularly with respect to smaller businesses that have immature business processes and compliance programs, or litigation we may face with respect to the acquired company, including claims from terminated employees, players, former stockholders, or other third parties;
•negative effects on business initiatives and strategies from the changes and potential disruption that may follow the acquisition;
•diversion of our management’s attention;
•declining employee morale and retention issues resulting from changes in compensation, or changes in management, reporting relationships, or future prospects;
•the need to integrate the operations, systems, technologies, products, and personnel of each acquired company, the inefficiencies and lack of control that may result if such integration is delayed or not implemented, and unforeseen difficulties and expenditures that may arise in connection with integration;
•the difficulty in determining the appropriate purchase price of acquired companies may lead to the overpayment of certain acquisitions and the potential impairment of intangible assets and goodwill acquired in the acquisitions;
•the difficulty in successfully evaluating and utilizing the acquired products, technology, or personnel;
•acquisitions, investments, and joint ventures may require us to spend a significant amount of cash, to incur debt, resulting in increased fixed payment obligations and could also result in covenants or other restrictions on us, or to issue capital stock, resulting in dilution of ownership of our stockholders;
•the need to implement controls, procedures, and policies appropriate for a larger, U.S.-based public company at companies that prior to acquisition may not have as robust controls, procedures, and policies, in particular, with respect to compliance with privacy and other regulations protecting the rights of users, and compliance with U.S.-based economic policies and sanctions which may not have previously been applicable to the acquired company’s operations;

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
•the fees and costs of legal, accounting, and other professional advisors engaged by us for such acquisitions, which may be substantial;
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
•in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries;
•the potential loss of, or harm to, our relationships with employees, players, awards partners, content licensors, and other suppliers as a result of integration of new businesses;
•our dependence on the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives, when conducting due diligence and evaluating the results of such due diligence;
•liability for activities of the acquired company before the acquisition, including intellectual property and other litigation claims or disputes, cyber and information security vulnerabilities, violations of laws, rules, and regulations, commercial disputes, tax liabilities, and other known and unknown liabilities; and
•we may not be able to effectively influence the operations of our joint ventures, or we may be exposed to certain liabilities if our joint venture partners do not fulfill their obligations.
The benefits of an acquisition, investment, or joint venture may also take considerable time to develop, and we cannot be certain that any particular transaction will produce the intended benefits, which could adversely affect our business, financial condition, or results of operations. Our ability to grow through future acquisitions, investments, and joint ventures will depend on the availability of suitable candidates at an acceptable cost, our ability to compete effectively to attract these candidates, and the availability of financing to complete larger transactions. In addition, depending upon the duration and extent of shelter-in-place, travel and other business restrictions adopted by us and imposed by various governments in response to the COVID-19 pandemic, including variants thereof, we have and will continue to encounter new challenges in evaluating future acquisitions, investments, and joint ventures and integrating personnel, business practices, and company cultures from acquired companies. Acquisitions, investments, and joint ventures could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets, or write-offs of goodwill or intangible assets, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders.
In addition, if we divest any businesses, these divestitures would similarly require significant investment of time and resources, may disrupt our business, distract management from other responsibilities, and may result in losses on disposal or continued financial involvement in the divested businesses, including through indemnification, guarantee, or other financial arrangements, for a period of time following the divestitures, which could adversely affect our financial results.
Our international operations are, and our strategy to expand internationally will be, subject to increased challenges and risks.
Continuing to expand our business to attract players in countries outside of the U.S. is an important element of our business strategy. An important part of targeting international markets is developing offerings that are localized and customized for the players in those markets. While we have international game studios in Hong Kong, Israel, Serbia, and Vietnam, we expect to continue to expand our international operations in the future by opening new international game studio locations and expanding our offerings in new languages. Our ability to expand our business and to attract players and talented employees in other international markets we may enter will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, economics, legal systems, alternative dispute systems, regulatory systems, and commercial infrastructures.
Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including risks associated with:
•inability to offer certain games in certain foreign countries;
•recruiting and retaining talented and capable management and employees in foreign countries;
•challenges caused by distance, language, and cultural differences;
•developing and customizing games and other offerings that appeal to the tastes and preferences of players in international markets;
•competition from local game makers with intellectual property rights and significant market share in those markets and with a better understanding of player preferences;
•obtaining, utilizing, protecting, defending, and enforcing our intellectual property rights;
•negotiating agreements with local distribution platforms that are sufficiently economically beneficial to us and protective of our rights;
•the inability to extend proprietary rights in our brand, content, or technology into new jurisdictions;
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
•political, economic, and social instability;
•public health crises, such as the COVID-19 pandemic and variants thereof, which can result in varying impacts to our employees, players, vendors, and commercial partners internationally;
•higher costs associated with doing business internationally;
•export or import regulations; and
•trade and tariff restrictions.
If we are unable to manage the complexity of our global operations successfully, our business, financial condition, and operating results could be adversely affected. Additionally, our ability to successfully gain market acceptance in any particular market is uncertain, and the distraction of our senior management team could harm our business, financial condition, or results of operations.
Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.
We are subject to a variety of laws in the U.S. and abroad that affect our business, including state and federal laws regarding consumer protection, electronic marketing, data protection and privacy, competition, taxation, intellectual property, export, and national security, which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the U.S. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and could have an adverse effect on our business. It is also likely that as our business grows and evolves and our games are played in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions or other jurisdictions may claim that we are required to comply with their laws and regulations.
There are ongoing academic, political, and regulatory discussions in the U.S., Europe, Australia, and other jurisdictions regarding whether social casino applications should be subject to a higher level or different type of regulation than other social game applications to protect consumers, in particular minors and persons susceptible to addiction to social casino games, and, if so, what this regulation should include. For example, at the end of August 2020, a court approved a settlement of class action litigation relating to violations by Big Fish Games, Inc., the operator of an online social casino game, of a specific anti-gambling law in the State of Washington, in an aggregate amount equal to $155.0 million. While our games operate differently from games implicated in the Big Fish Games class action litigation, if new social casino regulations are imposed, or other regulations are interpreted to apply to our social casino games, certain, or all, of our casino-themed games may become subject to the rules and regulations and expose us to civil and criminal penalties if we do not comply. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition, or results of operations.
It is possible that a number of laws and regulations may be adopted or construed to apply to us in the U.S. and elsewhere that could restrict the online and mobile industries, including player privacy, advertising, taxation, content suitability, copyright, distribution, and antitrust. Furthermore, the growth and development of electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the marketing of in-game purchases, labeling of free-to-play games, regulation of currency, banking institutions, unclaimed property, or money transmission may be interpreted to cover our games and the virtual currency, goods, or payments that we receive. If that were to occur, we may be required to seek licenses, authorizations, or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S. or elsewhere regarding these activities may lessen the growth of social game services and impair our business, financial condition, or results of operations.
We may be subject to future litigation in the operation of our business. An adverse outcome in one or more proceedings could adversely affect our business.
We may be involved in claims, suits, government investigations, and proceedings arising in the ordinary course of our business, including actions with respect to intellectual property claims, privacy, data protection, law enforcement matters, tax matters, labor and employment claims, commercial and acquisition-related claims, class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of their outcomes, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. It is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, financial condition, or results of operations.
Failure to obtain, maintain, protect, or enforce our intellectual property rights could harm our business, results of operations, and financial condition.
We regard the protection of our trade secrets, software, trademarks, service marks, trade dress, domain names, patents, and other intellectual property rights as critical to our success. We strive to protect our intellectual property rights by relying on a combination of federal, state, and common law trademark, copyright, patent, and trade secret protection laws, as well as contractual restrictions and business practices. We enter into proprietary information and invention assignment agreements with our employees and contractors and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. While these agreements will give us contractual remedies upon any unauthorized use or disclosure of our proprietary business information or intellectual property, we may not always be able to effectively monitor or prevent such unauthorized use or disclosure or misappropriation of our proprietary information or intellectual property or deter independent development of similar technologies by others. Enforcing a claim that a party illegally disclosed or misappropriated our proprietary information is difficult, expensive, and time-consuming, and the outcome is unpredictable, and therefore, we may not be able to obtain adequate remedies. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us, which could harm our competitive position, business, financial condition, results of operations, and prospects.
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
While our software and other proprietary technology may be protected under copyright law, we have chosen not to register any copyrights in these works, and instead, primarily rely on protecting our software as a trade secret. In order to bring a copyright infringement lawsuit in the U.S., the applicable copyright must be registered. Accordingly, the remedies and damages available to us for unauthorized use of our software may be limited.
Furthermore, our intellectual property and other proprietary rights may be challenged, knowingly or unknowingly infringed, misappropriated circumvented, declared generic, or determined to be infringing on or dilutive of third-party intellectual property rights, and we may not be able to prevent infringement or misappropriation or other violation of our intellectual property and other proprietary rights without incurring substantial expense. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of proprietary rights claimed by others. Monitoring unauthorized use of our intellectual property is difficult and costly, and while it is our policy to protect and defend our rights to our intellectual property, we cannot predict whether steps taken by us to enforce and protect our intellectual property rights will be adequate to prevent infringement, misappropriation, dilution, or other violations of our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our games. Moreover, in any lawsuit we bring to enforce our intellectual property rights, a court may refuse to stop the other party from using the technology at issue on grounds that our intellectual property rights do not cover the technology in question. Further, in such proceedings, the defendant could counterclaim that our intellectual property is invalid or unenforceable and the court may agree, in which case we could lose valuable intellectual property rights. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs, adverse publicity, and diversion of management and technical resources, any of which could adversely affect our business, financial condition, or results of operations. If we fail to maintain, protect, and enhance our intellectual property rights, our business, financial condition, or results of operations may be harmed.
We may be subject to intellectual property disputes, which are costly to defend and could require us to pay significant damages and could limit our ability to use certain technologies in the future.
Our commercial success depends in part on our ability to operate without infringing, misappropriating, or otherwise violating the intellectual property rights of others. We have faced, and may in the future face, allegations that we have infringed, misappropriated, or otherwise violated the trademarks, copyrights, patents, and other intellectual property rights of third parties, including from our competitors and non-practicing entities. We may also be subject to claims that our employees, consultants, or other advisors have wrongfully used or disclosed alleged trade secrets of their former employers or claims asserting ownership of what we regard as our intellectual property. Intellectual property litigation may be protracted and expensive, and the results are difficult to predict. As the result of any court judgment or settlement, we may be obligated to cancel the launch of a new game, stop offering a game or certain features of a game in a particular geographic region or worldwide, pay significant royalties, settlement costs, or damages (including treble damages and attorneys’ fees if we are found to have willfully infringed intellectual property rights), obtain licenses (which may not be available on acceptable terms or at all), modify our games and features, or develop substitutes. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us.

Furthermore, even if intellectual property disputes do not result in litigation, the time and resources necessary to resolve them could harm our business, results of operations, financial condition, and reputation.
Our games utilize third-party open source software components, which may pose particular risks to our proprietary software, technologies, and games in a manner that could negatively affect our business.
We use open source software in our game development and expect to continue to use open source software in the future. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the open source software code. To the extent that our games depend upon the successful operation of open source software, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality of our games, delay new releases, result in a failure of our games, and injure our reputation. For example, undetected errors or defects in open source software could render it vulnerable to breaches or security attacks, and, as a result, make our systems more vulnerable to data breaches. In addition, the public availability of such software may make it easier for others to compromise our platform and games.
Moreover, some open source software licenses require users who distribute open source software as part of their proprietary software to publicly disclose all or part of the source code to such software or make available any derivative works or modifications of the open source code on unfavorable terms or at no cost. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release or license the source code of our proprietary software to the public, and from time to time, we may face claims from third parties that incorporate open source software into their products, claiming ownership of, or demanding release of, the source code of the open source software or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. The terms of various open source licenses have not been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of the open source software. We monitor our use of open source software and try to use open source software in a manner that will not require the disclosure of the source code to our proprietary software or prevent us from charging fees to our players for use of our proprietary software. However, we cannot guarantee that these efforts will be successful, and thus there is a risk that the use of such open source software may ultimately result in litigation, preclude us from charging fees for the use of certain of our proprietary software, require us to replace certain code used in our games, pay damages, settlement fees or a royalty to use some open source software, make the source code of our games publicly available, or discontinue certain games. Any of the foregoing would have a negative effect on our business, financial condition, or results of operations.
We are subject to laws and regulations concerning data privacy, information security, data protection, and consumer protection, and these laws and regulations are continually evolving. Our actual or perceived failure to comply with these laws and regulations could harm our business.
We receive, store, and process personal information and other data relating to employees and business contacts, in addition to that of our players, and we enable our players to share their personal information with each other and with third parties, including on the Internet and mobile platforms. There are numerous federal, state, and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure, and protection of personal information, the scopes of which are changing, subject to differing interpretations, and may be inconsistent between jurisdictions or conflict with other rules.
Various government and consumer agencies have called for new regulation and changes in industry practices and are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices.
In the U.S., there are numerous federal and state privacy and data protection laws and regulations governing the collection, use, disclosure, protection and other processing of personal information, including federal and state data privacy laws, data breach notification laws, and consumer protection laws. For example, the California Consumer Privacy Act of 2018, or CCPA, came into force in January 2020 and created new privacy rights for consumers residing in the state of California. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA allows for the California Attorney General to impose civil penalties for violations and also provides a private right of action for certain data breaches. California voters also recently passed the California Privacy Rights Act, or CPRA, which will take effect on January 1, 2023. The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding California consumers’ rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.
In the European Economic Area, or EEA, we are subject to the European Union’s General Data Protection Regulation, or GDPR, which became effective in May 2018, and from January 1, 2021, we are also subject to the UK GDPR and UK Data Protection Act 2018, which retains the GDPR in UK national law. The GDPR and national implementing legislation in EEA member states and the UK impose a strict data protection compliance regime in relation to our collection, control, processing, sharing, disclosure, and other use of personal data, including providing detailed disclosures about how personal data is collected and processed, granting new rights for data subjects to access, delete, or object to the processing of their data, mandatory breach notification to supervisory authorities (and in certain cases, affected individuals) of certain data breaches, and significant documentary requirements to demonstrate compliance through policies, procedures, training, and audit. In particular, European Union privacy supervisory authorities have focused on compliance with requirements relating to the processing of children’s personal data and ensuring that services offered to children are age appropriate, and we may be subject to regulatory scrutiny and subsequent enforcement actions if we are found to be processing children’s data given the nature of our services.
We are also subject to European Union rules with respect to cross-border transfers of personal data out of the EEA and the UK. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the UK to the U.S. Most recently, on July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework, or Privacy Shield, under which personal data could be transferred from the EEA to U.S. entities, such as ourselves, who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances.
These recent developments will require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to in the U.S. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses and other mechanisms cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints, and regulatory investigations or fines, or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
In addition, Brazil’s passage of the Lei Geral de Protecao de Dados Pessoais, or LGPD, became effective September 2020 and created new privacy rights for consumers residing in Brazil.
Compliance with the GDPR, LGPD, CCPA, and similar legal requirements has required us to devote significant operational resources and incur significant expenses. We expect the number of jurisdictions adopting their own data privacy laws to increase, which will require us to devote additional significant operational resources and incur additional significant expenses and will also increase our exposure to risks of claims by our players that we have not complied with all applicable data privacy laws.
All of our games are subject to our online privacy policy and our terms of service accessible through our platform providers’ storefronts, from our games, and on our corporate website. While we strive to comply with such policies and all applicable laws, regulations, other legal and contractual obligations, and certain industry standards and codes of conduct relating to data privacy and data protection, these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. It is also possible that new laws, regulations, other legal obligations or industry codes of conduct may be adopted, or existing laws, regulations, other legal obligations or industry codes of conduct may be interpreted in such a way that results in us having to take further compliance steps and/or could prevent us from being able to offer services to citizens of a certain jurisdiction or makes it costlier or more difficult for us to do so.
Any failure or perceived failure by us to comply with our privacy policy and terms of service, or our data privacy-related legal obligations including those to our players or other third parties, or any compromise of security that results in the unauthorized release or transfer of personal information, including personal information about our players, may result in regulatory investigations, governmental enforcement actions, and significant fines, which, as an example, can be up to 20 million euros or up to 4% of the annual global revenue of the noncompliant undertaking, whichever is greater, for violations of certain requirements of the GDPR. The UK GDPR mirrors the fines under the GDPR. In addition to the foregoing, we may suffer reputational damage, orders to cease or change our processing of our data, civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, or public statements against us by consumer advocacy groups or others which could cause our players to lose trust in us, any of which could have an adverse effect on our business, financial condition, or results of operations. Additionally, if third parties we work with such as our players or vendors violate applicable laws or our policies, such violations may also put personal information at risk and expose us to potential liability and reputational harm. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry, or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities. Any of the foregoing could have an adverse effect on our business, financial condition, or results of operations.
Our business depends on our ability to collect and use data to deliver relevant content and marketing materials, and any limitation on the collection and use of this data could cause us to lose revenue.
When our players use our games, we may collect both personal and non-personal data about our players. We use some of this data to provide a better experience for our players by delivering relevant content and marketing materials. Our players may decide not to allow us to collect some or all of this data or may limit our use of this data. Any limitation on our ability to collect data about our players and game interactions would likely make it more difficult for us to deliver targeted content and marketing materials to our players. Interruptions, failures or defects in our data collection, analysis and storage systems, as well as privacy concerns, increasing public scrutiny and regulatory restrictions regarding the collection of data, could also limit our ability to aggregate and analyze player data. If that happens, we may not be able to successfully adapt to player preferences to improve and enhance our games, retain existing players, and maintain the popularity of our games, which could cause our business, financial condition, or results of operations to suffer.
We are also subject to evolving EU and UK privacy laws on cookies and similar technologies and eMarketing. In the EU and the UK, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive are highly likely to be replaced by an EU regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. In the EU and the UK, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. While the text of the ePrivacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach endorsed in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs, and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline in the use of cookies or similar online tracking technologies as a means to identify and potentially target players, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand our players.
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
Certain of our key metrics, including Daily Active Users, or DAU, Monthly Active Users, or MAU, Average Daily Revenue per DAU, or ARPDAU, Daily Paying Users, or DPU, and Daily Payer Conversion, are calculated using data tracked by our internal analytics systems based on tracking activity of player accounts. The analytics systems and the resulting data have not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and player engagement across our player base and our recently acquired operations, and factors relating to player activity and systems may impact these numbers.
Our awards partners, content licensors, advertisers, and investors rely on our key metrics as a representation of our performance. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. If we determine that we can no longer calculate any of our key metrics with a sufficient degree of accuracy, and we cannot find an adequate replacement for the metric, our business, financial condition, or results of operations may be harmed. In addition, if awards partners, content licensors, advertisers or investors do not perceive our player metrics to be accurate representations of our user base or player engagement, or if we discover material inaccuracies in our user metrics, our reputation may be harmed and awards partners, content licensors, or advertisers may be less willing to allocate their resources, intellectual property, or budgets to our games, which could negatively affect our business, financial condition, or results of operations.
Companies and governmental agencies may restrict access to platforms, our website, mobile applications, or the Internet generally, which could lead to the loss or slower growth of our player base.
Our players generally need to access the Internet and, in particular, platforms such as Facebook, Apple, Google, and our website to play our games. Access to the Internet in a timely fashion is necessary to provide a satisfactory player experience to the players of our games. Companies and governmental agencies could block access to any platform, our website, mobile applications, or the Internet generally, or could limit the speed of data transmissions, for a number of reasons such as security or confidentiality concerns or regulatory reasons, or they may adopt policies that prohibit employees from accessing Facebook, Apple, Google, and our website or any other social platform. In addition, telecommunications companies may implement certain measures, such as increased cost or restrictions based on the type or amount of data transmitted, that would impact players’ ability to access our games. If companies or governmental entities block or limit such access or otherwise adopt policies restricting players from playing our games, our business could be negatively impacted and could lead to the loss or slower growth of our player base.
Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption of our operations and the services we provide to players, damage to our reputation, and a loss of confidence in our products and services, which could adversely affect our business.
Cybersecurity attacks, including breaches, computer malware and ransomware, computer hacking, and insider threats have become more prevalent in our industry, and experts have warned that the global disruption related to the COVID-19 pandemic and remote working conditions may result in increased threats and malicious activity. Any cybersecurity breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions, loss or corruption of data, software, hardware, or other computer equipment, or the inadvertent transmission of computer viruses or other unauthorized access to our systems caused by employee error, malfeasance, or other disruptions could adversely affect our business, financial condition, results of operations,or reputation. We have experienced and will continue to experience hacking attacks of varying degrees from time to time. Because of our prominence in the social casino gaming industry, we believe we are a particularly attractive target for hackers. Additionally, rapidly evolving technology and capabilities, evolving changes in the sources, capabilities and targets for cybersecurity attacks, as well as the increasing sophistication of cyber criminals increase the risk of material data compromise or business disruption.
In addition, we store sensitive information, including personal information about our employees, and our games involve the storage and transmission of players’ personal information on equipment, networks, and corporate systems run by us or managed by third-parties including Amazon, Apple, Facebook, Google, and Microsoft. We are subject to a number of laws, rules, and regulations requiring us to provide notification to players, investors, regulators, and other affected parties in the event of a security breach of certain personal data, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws and regulations, including the GDPR and the CCPA, have increased and may increase in the future. Our corporate systems, third-party systems, and security measures have been subject to a breach and may be breached in the future due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to, or compromise the integrity of, our data, our employees’ data, our players’ data, or any third-party data we may possess. Any such data security breach could require us to comply with various breach notification laws, create significant exposure for us, including under applicable data privacy laws and regulations such as the GDPR and CCPA, in particular if we have failed to take appropriate security measures, may affect our ability to operate, and may expose us to litigation, remediation and investigation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability, each of which could be material.
Changes in tax laws or tax rulings could materially affect our effective tax rates, financial position, and results of operations.
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws (including in response to the COVID-19 pandemic) or changes in interpretations of existing laws could cause us to be subject to additional income-based taxes and non-income based taxes (such as payroll, sales, use, value-added, digital services, excise, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. For example, in December 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act, or the 2017 Tax Act. The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate, implementing a partially territorial tax system, and imposing a onetime deemed repatriation toll tax on cumulative undistributed foreign earnings. Many of the provisions of the 2017 Tax Act are highly complex and may be subject to further interpretive guidance from the Internal Revenue Service, or IRS, or others. Some of the provisions of the 2017 Tax Act may be changed by a future Congress and may face future challenges by the World Trade Organization, or WTO, such as the favorable tax treatment for foreign-derived intangible income claimed by us. Although we cannot predict the nature or outcome of such future interpretive guidance, or actions by a future Congress or WTO, they could adversely impact the consolidated results of our operations and financial position. In addition, many countries in the EU, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. Any significant changes to our future effective tax rate may materially and adversely affect our business, financial condition, results of operations, or cash flows.
We could be required to collect additional sales, value-added, or similar taxes or be subject to other tax liabilities that may increase the costs of our players to engage with our games and adversely affect our results of operations.
One or more U.S. states or countries may seek to impose incremental or new sales, value-added, use, or other tax collection obligations on us. While we generally are not responsible for taxes generated on games accessed and operated through third-party platforms, we are responsible for collecting and remitting applicable sales, value-added, or other similar taxes for revenue generated on games accessed and operated on our own platforms. Historically, we paid taxes on revenue generated from games accessed on our own platforms in U.S. states where we had a sufficient physical presence or “nexus” based on the location of our U.S. offices and servers. However, there is uncertainty as to what constitutes sufficient physical presence or nexus for a U.S. state to levy taxes, fees, and surcharges for sales made over the Internet. Furthermore, an increasing number of states have considered or adopted laws that impose sales tax collection obligations on out-of-state companies. This is also the case in respect of the EU, where value-added taxes may be imposed on non-EU companies making digital sales to consumers within the EU. In addition, the U.S. Supreme Court ruled in South Dakota v. Wayfair, Inc., or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the customer’s state. In response to Wayfair, or otherwise, state and local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit sales taxes in their jurisdictions. Similarly, many foreign jurisdictions have considered or adopted laws that impose value-added, digital services, or similar indirect taxes on companies despite not having a physical presence in the foreign jurisdiction.
A successful assertion by one or more states, or other countries or jurisdictions, requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently collect some taxes, could result in substantial liabilities, including taxes on past sales as well as penalties and interest. We continually monitor the ever-evolving tax landscape in the jurisdictions in which we operate and those jurisdictions where our players reside. The requirement to collect sales, value-added, or similar indirect taxes by foreign, state or local governments for sellers that do not have a physical presence in the jurisdiction could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, or decrease our future sales, which may materially and adversely affect our business, and results of operations.
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
Our ability to utilize our research credit carryforwards to offset potential future income taxes that would otherwise be due is dependent upon our generation of future income taxes before the expiration dates of the research credit carryforwards, and we cannot predict with certainty when, or whether, we will generate sufficient income taxes to use all of our research credit carryforwards.
Under Section 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its research credit carryforwards and other pre-change tax attributes to offset its post-change income taxes may be limited. We may have experienced, and we may in the future experience, ownership changes, either as a result of the Business Combination or other changes in our stock ownership (some of which are not in our control). As a result, if we incur income tax liability, our ability to use our pre-change research credit carryforwards to offset U.S. federal income taxes may be subject to limitations under Section 383, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of research credit carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
General Risk Factors
Economic downturns and political and market conditions beyond our control could adversely affect our business, financial condition, results of operations, or prospects.
Our financial performance is subject to U.S. economic conditions and their impact on levels of spending by players, our awards partners and our advertisers. Economic recessions have had, and may continue to have, far-reaching adverse consequences across many industries, including the gaming industries, which may adversely affect our business and financial condition. In the past decade, the U.S. economy experienced tepid growth following the financial crisis in 2008 and 2009 and experienced a recession in 2020 due to the impact of the COVID-19 pandemic as well as international trade and monetary policy and other changes. If the U.S. economy experiences another recession or any of the relevant regional or local economies suffers a prolonged downturn, our business, financial condition, results of operations or prospects may be adversely affected.
In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy as a whole may reduce our players’ disposable income and our awards partners’ budgets resulting in fewer or less desirable rewards to be offered to our players. Any one of these changes could materially and adversely affect our business, financial condition, results of operations, or prospects.
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
Our financial results and operations in any given period may be influenced by numerous factors, many of which we are unable to predict or are outside of our control. Player engagement with our games may decline or fluctuate as a result of a number of factors, including the popularity of the underlying games, the player’s level of satisfaction with our games, our ability to improve and innovate games and to attract new awards partners, outages and disruptions of online services, the services offered by our competitors, our marketing and advertising efforts or declines in player activity generally as a result of economic downturns, among others. Any decline or fluctuation in the recurring portion of our business may have a negative impact on our business, financial condition, results of operations, or prospects.

Our reported financial results may be affected by changes in accounting principles generally accepted in the U.S.
Generally accepted accounting principles in the U.S., or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. Any difficulties in implementing any future changes to accounting principles could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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
We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure or acquire complementary businesses, personnel, and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. In June 2021, we entered into the Credit Agreement, which subjects us to certain operational and financial covenants.
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
Our cash equivalent and investment portfolio, including the proceeds of the Business Combination, have been invested with a goal of preserving our access to capital, and generally consists of money market funds, corporate debt securities, U.S. government and government agency debt securities, mutual funds, certificates of deposit, and time deposits. We follow an investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk, which guidelines include credit quality standards and permissible allocations of certain sectors to limit our exposure to specific investment types. Volatility in the global financial markets can negatively impact the value of our investments, and recent depressed performance in U.S. and global financial markets due to the COVID-19 pandemic and variants thereof has negatively impacted the carrying value of our investment portfolio. If financial markets experience further volatility, including due to depressed economic production and performance across the U.S. and global economies due to impacts of the COVID-19 pandemic and variants thereof, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any disruption of the capital markets could cause our other income and expenses to vary from expectations. Although we intend to manage our investment portfolio for a low risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
Our management has limited experience in operating a public company. The requirements of being a public company may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses may be greater than we anticipate.
We are a public company, and as such (and particularly after we are no longer an “emerging growth company”), will incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the U.S. Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the Nasdaq, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased, and will continue to increase, our historical legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to attract and retain qualified members to the Board of Directors as compared to a private company. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an “emerging growth company.” We will need to hire additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge and maintain an internal audit function, which will increase our operating expenses. Moreover, we could incur additional compensation costs in the event that we decide to pay cash compensation closer to that of other publicly listed companies, which would increase our general and administrative expenses and could materially and adversely affect our profitability. We are evaluating these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
Our executive officers have limited experience in the management of a publicly traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of our company. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. Our management will need to continually assess our staffing and training procedures to improve our internal control over financial reporting. Further, the development, implementation, documentation and assessment of appropriate processes, in addition to the need to remediate any potential deficiencies, will require substantial time and attention from management. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to continue to support our operations as a public company which will increase our operating costs in future periods.
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
We were not required to document and test our internal controls over financial reporting, our management was not required to certify the effectiveness of our internal controls and our auditors were not required to opine on the effectiveness of our internal controls over financial reporting. We are not currently subject to Section 404 of the Sarbanes-Oxley Act. However, we are required to provide management’s attestation on internal controls commencing with our annual report for the year ending December 31, 2022. In addition, we may lose our emerging growth company status and become subject to the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. In addition, our current controls and any new controls that we develop may become inadequate because of poor design and changes in our business, including increased complexity resulting from our international operations and our contemplated international expansion. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and its attestation reports.
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
We are currently an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and have taken advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, and we intend to continue to take advantage of such exemptions for as long as we continue to be an emerging growth company, including, but not limited to: (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year in which the market value of our Class A common stock that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (2) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (3) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (4) the last day of the fiscal year following the fifth anniversary of the date of the first sale of Acies Class A ordinary shares. Investors may find our securities less attractive because we have relied on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
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
Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating these new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented reductions in force and may in the future implement other reductions in force. Any reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees, reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in force. Properly managing our growth will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
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
Our current and planned personnel, systems, procedures, and controls may not be adequate to support our future operations. If we are unable to expand our operations and hire additional qualified personnel in an efficient manner, or if our operational technology is insufficient to reliably service our games, we could potentially face difficulties in retaining players, which would adversely affect our business, financial condition, and operating results.
Our organizational structure is complex and will continue to grow as we add additional employees. We will need to scale our operational, financial, and management controls as well as our reporting systems and procedures to support the growth of our organizational structure. We will require capital and management resources to grow and mature in these areas. If we are unable to effectively manage the growth of our business, the quality of our games may suffer, and we may be unable to address competitive challenges, which would adversely affect our business, operations, and financial condition.
Continued growth and success will depend on the performance of our current and future employees, including certain key employees. Recruitment and retention of these individuals is vital to growing our business and meeting our business plans. The loss of any of our key executives or other key employees could harm our business.
Our ability to compete and grow depends in large part on the efforts and talents of our employees and executives. Our success depends in a large part upon the continued service of our senior management team, including Andrew Pascal, our Co-Founder and Chief Executive Officer. Mr. Pascal is critical to our vision, strategic direction, culture, products and technology, and the continued retention of our entire senior management team is important to the success of our operating plan. We do not have employment agreements or offer letters with certain members of our senior management team, and we do not maintain key-man insurance for members of our senior management team. The loss of any member of our senior management team could cause disruption and harm our business, financial condition, results of operations, or reputation.
In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate, and retain highly skilled employees, particularly in the competitive fields of game design, product management, engineering, and data science. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, and successfully integrating and retaining them. Interviewing, hiring, and integrating new employees has and will continue to be particularly challenging during the COVID-19 pandemic. In addition, we have recently observed labor shortages, increasing competition for talent, and increasing employee attrition. As part of our global remote working plans, throughout the duration of the COVID-19 pandemic, we have devoted and will continue to devote increased efforts to maintaining our collaborative culture of the corporate headquarters and each of our domestic and international game studios through the use of videoconferencing and other online communication and sharing tools, and to monitoring the health, safety, morale, and productivity of our employees, including new employees, as we evaluate the impacts of this challenging situation on our business and employees.
We believe that two critical components of our success and our ability to retain our best people are our culture and our competitive compensation practices. As we continue to operate as a public company, we may find it difficult to maintain our entrepreneurial, execution-focused culture. In addition, any volatility in our operating results and the trading price of shares of our Class A common stock may cause our employee base to be more vulnerable to be targeted for recruitment by competitors. While we believe we compete favorably, competition for highly skilled employees is intense. If we are unable to identify, hire, and retain our senior management team and our key employees, our business, financial condition or results of operations could be harmed. Moreover, if our team fails to work together effectively to execute our plans and strategies on a timely basis, our business, financial condition, or results of operations could be harmed.
Any restructuring actions and cost reduction initiatives that we undertake may not deliver the expected results and these actions may adversely affect our business.
We have implemented restructurings in the past and may implement restructurings in the future for purpose of reducing costs, streamlining operations, and improving cost efficiencies to better align our operating expenses with our revenue. Such restructurings may include reducing our headcount, rationalizing our product pipeline, reducing marketing and technology expenditures, and downsizing certain game studios. We plan to continue to manage costs to better and more efficiently manage our business. Our restructuring plans and other such efforts could result in disruptions to our operations and adversely affect our business, financial condition, or results of operations.
We actively monitor our costs, however, if we do not fully realize or maintain the anticipated benefits of any restructuring actions and cost reduction initiatives, our business, financial condition, or results of operations could be adversely affected, and additional restructuring initiatives may be necessary. In addition, we cannot be sure that the cost reduction initiatives will be as successful in reducing our overall expenses as expected or that additional costs will not offset any such reductions. If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer. In addition, any cost reduction measures could negatively impact our business, financial condition, or results of operations including but not limited to, delaying the introduction of new games, features, or content, delaying introduction of new technology, impacting our ability to react nimbly to game or technology issues, or impacting employee retention and morale.
We have a game studio located in Burlingame, California, just south of San Francisco. The occurrence of an earthquake or other natural disaster or other significant business interruption at or near our game studio in Burlingame, California, or any of our other game studios or facilities, could cause damage to our facilities and equipment and interfere with our operations.
We rent a facility housing a game studio located in the San Francisco Bay Area, an area known for earthquakes, and is thus vulnerable to damage. All of our other game studios and facilities are vulnerable to damage from natural or man-made disasters, including power loss, fire, explosions, floods, communications failures, terrorist attacks, contagious disease outbreak (such as the COVID-19 pandemic), and similar events. If any disaster were to occur, our ability to operate our business at our game studios or facilities could be impaired and we could incur significant losses, recovery from which may require substantial time and expense.
Our insurance may not provide adequate levels of coverage against claims.
We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Moreover, any loss incurred could exceed policy limits and policy payments made to us may not be made on a timely basis. Such losses could adversely affect our business prospects, results of operations, cash flows, and financial condition.
Because we are a “controlled company” within the meaning of the Nasdaq rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.
So long as more than 50% of the voting power for the election of directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of the Nasdaq corporate governance standards. As of December 31, 2021, the Founder Group controlled approximately 74.6% of the combined voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards and are not subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board of Directors selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. As of the date of this Annual Report on Form 10-K, we do not utilize any of these exemptions, however, should we later choose to do so, you may not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements.
The Founder Group may have its interest in us diluted due to future equity issuances or its own actions in selling shares of our Class B common stock, in each case, which could result in a loss of the “controlled company” exemption under the Nasdaq listing rules. We would then be required to comply with those provisions of the Nasdaq listing requirements.
The dual class structure of our common stock has the effect of concentrating voting power with Andrew Pascal, our Chairman and Chief Executive Officer, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.
Shares of our Class B common stock are entitled to twenty (20) votes per share, while shares of our Class A common stock are entitled to one (1) vote per share. Mr. Pascal and his affiliated entities included in the Founder Group hold all of the issued and outstanding shares of our Class B common stock. Accordingly, as of December 31, 2021, the Founder Group, including Mr. Pascal, beneficially owned approximately 9.8% of the outstanding shares of our common stock and approximately 74.6% of the combined voting power of our outstanding shares of our common stock, and accordingly is able to control matters submitted to our stockholders for approval, including the election of directors, amendments to our organizational documents and any merger, consolidation, sales of all or substantially all of our assets or other major corporate transactions. Mr. Pascal may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and may ultimately affect the market price of shares of our Class A common stock.
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
We may issue additional common stock or preferred stock, including under the 2021 Plan and 2021 ESPP. Any such issuances would dilute the interest of our stockholders and likely present other risks.
We may issue a substantial number of additional shares of common or preferred stock, including under the 2021 Plan and 2021 ESPP. Any such issuances of additional shares of common or preferred stock:
•may significantly dilute the equity interests of our stockholders;
•may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
•could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•may adversely affect prevailing market prices for our Class A common stock.
The historical financial results of Old PLAYSTUDIOS included elsewhere in this Annual Report on Form 10-K may not be fully comparable to our future results as a result of the Business Combination.
The historical financial results of Old PLAYSTUDIOS included in this Annual Report on Form 10-K do not necessarily reflect the financial condition, results of operations or cash flows we would have achieved as a standalone company during the periods presented or those we will achieve in the future. This is primarily the result of the following factors: (i) we will incur additional ongoing costs as a result of the Business Combination, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act; and (ii) our capital structure will be different from that reflected in Old PLAYSTUDIOS’ historical financial statements. Our financial condition and future results of operations could be materially different from amounts reflected in Old PLAYSTUDIOS’ historical financial statements included elsewhere in this Annual Report on Form 10-K, so it may be difficult for investors to compare our future results to historical results or to evaluate its relative performance or trends in our business.
Legal proceedings in connection with the Business Combination, the outcomes of which are uncertain, could divert management’s attention and adversely affect our daily operations.
On March 2, 2021, a lawsuit was filed in the Superior Court of California, Los Angeles County, by a purported Acies shareholder in connection with the Business Combination: McCart v. Acies Acquisition Corp., et al. (Sup. Ct. L.A. County) (the “Complaint”). The Complaint names Acies and members of Acies’ board of directors as defendants. The Complaint alleges breaches of fiduciary duties against members of Acies’ board of directors and aiding and abetting the board of directors’ alleged breaches of fiduciary duties against Acies. The Complaint also alleges that the registration statement is materially deficient and omits and/or misrepresents material information including, among other things, certain financial information, certain details regarding Acies’ financial advisors, and other information relating to the background of the Business Combination. The Complaint generally seeks to enjoin the Business Combination or in the event that it is consummated, recover damages. Another purported Acies shareholder sent a demand letter on February 19, 2021 (the “Demand”), making similar allegations as those made in the Complaint and demanding additional disclosure regarding the Business Combination. While the Complaint was voluntarily dismissed by the plaintiff on August 6, 2021, and we have not received any further communications relating to the Demand, additional lawsuits may be filed against Acies, Old PLAYSTUDIOS or us or our directors and officers in connection with the Business Combination. Defending such additional lawsuits could require any of the above entities to incur significant costs and draw the attention of the management team away from the daily operations of our business. Further, the defense or settlement of any lawsuit or claim may also adversely affect our business, financial condition, results of operations, and cash flows.
Warrants will become exercisable for our Class A common stock and Earnout Shares and Sponsor Shares may become issuable or vest, each of which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
Outstanding Warrants to purchase an aggregate of 10,996,631 shares of our Class A common stock became exercisable in accordance with the terms of the Warrant Agreement governing those securities on October 27, 2021. The exercise price of these Warrants is $11.50 per share. In addition, up to 15,000,000 Earnout Shares of our common stock may be issued and up to 900,000 Sponsor Shares may vest and become unrestricted upon the closing price of the Class A common stock exceeding $12.50 and $15.00 per share, respectively, for any 20 trading days within any 30-trading day window commencing on or after November 18, 2021 and ending no later than June 21, 2026 (the Earnout Shares will also vest based on the price targets in connection with a sale of our company). To the extent such Warrants are exercised and such shares are issued or become unrestricted, additional shares of our Class A common stock will be issued or become eligible for resale, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our Class A common stock.
Regulatory and licensing requirements may limit the ability of third parties seeking to make investments in us or acquire us.
Many states require prior approval of acquisitions of “control,” as defined under each state’s laws and regulations, which may apply to an investment without regard to the intent of the investor. In some states, the obligation to obtain approval is imposed on the licensee, and in other states, the prospective investor bears the statutory obligation. Depending on the form of entity, the threshold trigger may be limited to voting stock. A failure to make the relevant filings and receive the requisite approvals could result in administrative sanctions against the prospective investor or the licensee, including the potential suspension of the license in that state until the requisite approval is obtained. These regulatory requirements may discourage potential acquisition proposals or investments that would result in a change of control of us, may delay or prevent acquisition of shares that would result in a change in control of us, and, as a result, may adversely impact demand for, and the trading price of, our Class A common stock.

Risks Relating to the Restatement of Our Previously Issued Financial Statements
Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.
On April 12, 2021, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities instead of equity on our balance sheet (the “SEC Staff Statement”). As a result of the SEC Staff Statement, we reevaluated the accounting treatment of the Warrants, and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value reported in our statement of operations for each reporting period.
As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report on Form 10-K are derivative liabilities related to embedded features contained within the Warrants. ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the Warrants each reporting period and that the amount of such gains or losses could be material.
Additional Risks Related to Ownership of Our Common Stock and Our Operation as a Public Company
The price of our Class A common stock and Warrants may be volatile.
The price of our Class A common stock, as well as our Warrants, may fluctuate due to a variety of factors, including:
•changes in the industries in which we and our vendors operate;
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
•actions by stockholders, including the sale by the PIPE Investors (as defined in Note 3—Business Combination) of any of their shares of our Class A common stock;
•the issuance and potential sales of 15,000,000 Earnout Shares and potential sale of 900,000 Sponsor Shares upon the occurrence of Earnout Triggering Events;
•the sales of shares of our Class A common stock after the expiration of applicable lockup restrictions;
•additions and departures of key personnel;
•commencement of, or involvement in, litigation against us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our Class A common stock available for public sale; and
•general economic and political conditions, such as the effects of the COVID-19 outbreak, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability, and acts of war or terrorism.
These market and industry factors may materially reduce the market price of our Class A common stock and Warrants regardless of our operating performance.
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
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Board of Directors and will depend our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects, and such other factors as the Board of Directors deems relevant.
We will have broad discretion over the use of proceeds from the exercise of the Public Warrants and options, and we may invest or spend the proceeds in ways with which investors do not agree and in ways that may not yield a return.
We will have broad discretion over the use of proceeds from the exercises of the Public Warrants and options. Investors may not agree with our decisions, and our use of the proceeds may not yield a return on investment. We intend to use these net proceeds for general corporate purposes, which may include capital expenditures, investments, and working capital. In addition, from time to time in the past we have considered, and we continue to consider, acquisitions and strategic transactions, and we also may use such proceeds for such purposes. Our use of these proceeds may differ substantially from our current plans. Our failure to apply the proceeds from the exercises of the Public Warrants and options effectively could impair our ability to pursue our growth strategy or could require us to raise additional capital.
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
Pursuant to the Sponsor Support Agreement and the Bylaws and subject to certain exceptions, the holders of: (i) the shares of our common stock issued as consideration pursuant to the Mergers, (ii) any Old PLAYSTUDIOS Options; (iii) the shares of our common stock underlying the Old PLAYSTUDIOS Options; (iv) Sponsor Shares or (v) Private Warrants, in each case, are restricted from selling or transferring any of the securities described in clauses (i), (ii), (iii), (iv) or (v) (the “Lock-Up Securities”). Such restrictions began at the Closing and will end on June 21, 2022, except that as of December 20, 2021, an amount of Lock-Up Securities equal to the lesser of (A) 5% of the Lock-Up Securities held by each holder of Lock-Up Securities and (B) 50,000 Lock-Up Securities held by each holder of Lock-Up Securities, was no longer subject to the transfer restrictions.
However, following the expiration of such lock-up, the Sponsor and the Old PLAYSTUDIOS stockholders will not be restricted from selling shares of our Class A common stock held by them, other than by applicable securities laws. Additionally, the PIPE Investors were not restricted from selling any of their shares of our Class A common stock, other than by applicable securities laws. As such, sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. As of December 31, 2021, the Sponsor and the Old PLAYSTUDIOS stockholders collectively owned approximately 68.2% of the outstanding shares of our common stock (not including the shares of our Class A common stock issued in the PIPE Financing).
The shares held by the Sponsor and the Old PLAYSTUDIOS stockholders may be sold after the expiration of the applicable lock-up period. As restrictions on resale end and registration statements (filed after the Closing to provide for the resale of such shares from time to time) are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the share price of our Class A common stock or the market price of our Class A common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

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
We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant if, among other things, the last reported sale price of our Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the holders of the Public Warrants equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations, and the like). If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Public Warrants as set forth above even if the holders are otherwise unable to exercise the Public Warrants. Redemption of the outstanding Public Warrants as described above could force the holders of Public Warrants to: (i) exercise the Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) sell the Public Warrants at the then-current market price when they might otherwise wish to hold their warrants; or (iii) accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, we expect would be substantially less than the market value of the Public Warrants. None of the Private Warrants will be redeemable by us (subject to limited exceptions) so long as they are held by our Sponsor or its permitted transferees.
In addition, we have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per Public Warrant if, among other things, the last reported sale price of our Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the holders of the Public Warrants equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their Public Warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. The value received upon exercise of the Public Warrants (i) may be less than the value the holders would have received if they had exercised their Public Warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the Public Warrants, including because the number of shares of our Class A common stock received is capped at 0.361 shares of Class A common stock per Public Warrant (subject to adjustment) irrespective of the remaining life of the Public Warrants.
Furthermore, the shares of Class A common stock issued upon exercise of the Public Warrants or Private Warrants (or upon the redemption of such Public Warrants for shares of our Class A common stock) will result in dilution to the existing holders of our common stock.
Delaware law and our organizational documents contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
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
•the ability of the Board of Directors to amend the Bylaws, which may allow the Board of Directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to the Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Board of Directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Board of Directors or management.
The provisions of the Certificate of Incorporation requiring exclusive forum in the Court of Chancery of the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
Our Certificate of Incorporation provides that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will be the sole and exclusive forum for: (i) any derivative action, suit or proceeding brought on our behalf; (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or stockholders to us or our stockholders; (iii) any action, suit or proceeding arising pursuant to any provision of the DGCL or our Bylaws or our Certificate of Incorporation (as either may be amended from time to time); (iv) any action, suit or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (v) any action, suit or proceeding asserting a claim against us or any of our current or former director, officer, or stockholder governed by the internal affairs doctrine. Notwithstanding the foregoing, our Certificate of Incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Similarly, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. The organizational documents also provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the U.S. federal district courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.
These provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our Certificate of Incorporation to be inapplicable or unenforceable in such action.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We lease facilities in approximately seven locations throughout the world. Our principal business operations are located in Las Vegas, Nevada. We also lease space in Burlingame, California, Austin, Texas, Tel-Aviv, Israel, Hong Kong, Belgrade,

Serbia, and Hanoi, Vietnam for our game development and operation functions. We believe our existing facilities are sufficient for our current needs. We may add new facilities and expand our existing facilities as we add employees and expand into new locations. We believe suitable additional space will be available as needed to accommodate our needs.
ITEM 3.    LEGAL PROCEEDINGS
See discussion of legal proceedings in Note 15—Commitments and Contingencies in the accompanying consolidated financial statements.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Information
Our Class A common stock is traded on The Nasdaq Global Market under the ticker symbol MYPS. There is no public market for our Class B common stock.
Holders of our Common Stock
As of February 25, 2022, there were 420 holders of record of our Class A common stock, four holders of record of our Class B common stock and five holders of record of our Warrants. The number of record holders does not include Depository Trust Company participants or beneficial owners holding shares through nominee names.
Dividend Policy
We do not anticipate paying cash dividends on our shares of Class A common stock or Class B common stock on a go-forward basis.
Stock Performance Graph
The following graph compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s (“S&P”) 500 Index and the Nasdaq Composite Index. The graph assumes an initial investment of $100 in our common stock at the market close on December 21, 2020, which was the initial trading day of the Class A ordinary shares of ACAC (our predecessor) on a stand-alone basis. Our Business Combination with ACAC was announced on February 2, 2021 and closed on June 21, 2021. Data for the S&P 500 Index and the Nasdaq Composite Index assume reinvestment of dividends. Total return equals stock price appreciation plus reinvestment of dividends.

$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
12/21/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
PLAYSTUDIOS, Inc.
S&P 500 Index
Nasdaq Composite

The performance graph should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

Recent Sales of Unregistered Securities
The information required by this Item 5 is contained in our Current Report on Form 8-K, as originally filed with the SEC on June 25, 2021.
Use of Proceeds
The information required by this Item 5 is contained in our Current Report on Form 8-K, as originally filed with the SEC on June 25, 2021.
Issuer Purchases of Equity Securities
During the year ended December 31, 2021, we did not purchase any of our equity securities that are registered under Section 12 of the Exchange Act.
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of PLAYSTUDIOS, Inc. and its consolidated subsidiaries.
Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K, particularly in the section titled “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K. All forward-looking statements in this Annual Report on Form 10-K are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances, except as required by law.
Overview
We are a developer and publisher of free-to-play casual games for mobile and social platforms each of which incorporate our unique playAWARDS loyalty program. Over our ten-year history, we developed a portfolio of free-to-play social casino games that are considered to be among the most innovative and unique in the genre. They include the award-winning POP! Slots, myVEGAS Slots, my KONAMI Slots, myVEGAS Blackjack and myVEGAS Bingo. Our games are based on original content, real-world slot game content, as well as third-party licensed brands and are downloadable and playable for free on multiple social and mobile-based platforms, including the Apple App Store, Google Play Store, Amazon Appstore, and Facebook.
Each of our games is powered by our proprietary playAWARDS program and incorporates loyalty points that are earned by players as they engage with our games. For the year ended December 31, 2021, these loyalty points could have been exchanged for real-world rewards from 95 awards partners representing more than 265 hospitality, entertainment, and leisure brands across 17 countries and four continents. The rewards are provided by our collection of awards partners, all of whom provide their rewards at no cost to us, in exchange for product integration, marketing support, and participation in our loyalty program. The program is enabled by our playAWARDS platform which consists of a robust suite of tools that enable our awards partners to manage their rewards in real time, measure the value of our players’ engagement, and gain insight into the effectiveness and value they derive from the program. Through our self-service platform, awards partners can launch new rewards, make changes to existing offers, and in real time see how players are engaging with their brands. The platform tools also provide awards partners the ability to measure the off-line value our players generate as consumers and patrons of their real-world establishments.
PLAYSTUDIOS' playAWARDS platform embodies all of the features, tools, and capabilities needed to deliver loyalty programs tailored for the games industry. Our consumer-facing brand for our loyalty program is myVIP. The myVIP program is an aspirational benefits framework, with in-game mechanics and rewards features, along with a player development and hosting program. The program dynamically ranks and assigns players to tiers based on their accumulation of tier points, which are a proxy for their overall engagement with our games. The tier points are separate from and are not interchangeable with the loyalty points earned in the playAWARDS program. Qualified players are provided access to enhanced benefits that increase with each tier. Higher tiers provide access to a VIP player portal whereby players can view and purchase special chip bundles, redeem loyalty points for a curated set of rewards, and communicate directly with a dedicated personal host. The VIP player portal, concierge, and host programs, enhance the in-game and real-world reward experience with both in-game and in-person, invitation-only special events. We believe that the myVIP program drives increased player engagement and retention, and therefore extends each game's life-cycle and revenue potential.
We have primarily generated our revenue from the sale of virtual currency, which players can choose to purchase at any time to enhance their playing experience. Once purchased, our virtual currency cannot be withdrawn from the game, transferred from one game to another or from one player to another, or be redeemed for monetary value. Players who install our games receive free virtual currency upon the initial launch of the game, and they may also collect virtual currency free of charge at periodic intervals or through targeted marketing promotions. Players may exhaust the free virtual currency and may choose to purchase additional virtual currency. Additionally, players can send free “gifts” of virtual currency to their friends on Facebook. Our revenue from virtual currency has been generated world-wide, but is largely concentrated in North America.
We also generate revenue from in-game advertising. Advertisements can be in the form of an impression, click-throughs, banner ads, or offers, where players are rewarded with virtual currency or loyalty points for watching a short video.
Impact of COVID-19
The ongoing COVID-19 pandemic and variants thereof and resulting social distancing, shelter-in-place, quarantine, and similar governmental orders put in place around the world have caused widespread disruption in global economies, productivity, and financial markets and have materially altered the way in which we conduct our day-to-day business. We have followed guidance by the U.S., Israel, Hong Kong, and other applicable foreign and local governments to protect our employees and operations during the pandemic and have implemented a remote environment for our business. We cannot predict the potential impacts of the COVID-19 pandemic and variants thereof or the distribution of vaccines on our business or operations, but we will continue to actively monitor the related issues and may take further actions that alter our business operations, including as may be required by federal, state, local, or foreign authorities or that we determine are in the best interests of our employees, players, partners, and stockholders.
In addition to the potential direct impacts to our business, the global economy has been, and is likely to continue to be, significantly weakened as a result of the actions taken in response to the COVID-19 pandemic and variants thereof, and future government intervention remains uncertain. A weakened global economy may impact our players and their purchasing decisions within our games, in particular as a result of the limitations associated with redeeming real-world rewards due to government-mandated or other restrictions on travel and other activities and limitations on our players’ discretionary spending, consumer activity during the pandemic and its impact on advertising investments, and the ability of our business partners, including our awards partners, to navigate this complex social, health, and economic environment, any of which could result in disruption to our business and results of our operations.
The duration and extent of the impact from the COVID-19 pandemic and variants thereof depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the existence of any additional waves of the COVID-19 pandemic and variants thereof, the extent and effectiveness of containment actions, progress towards widespread rapid testing, effective treatment alternatives, and the success and timing of vaccination efforts, and the impact of these and other factors on our employees, players, and business partners. We have recently observed labor shortages, increasing competition for talent, and increasing employee attrition. If we are not able to respond to and manage the impact of such events effectively, our business may be harmed.
See “Risk Factors” for more information related to the COVID-19 pandemic.
Key Factors Affecting Our Performance
There are a number of factors that affect the performance of our business, and the comparability of our results from period to period, including:
•Third-Party Platform Agreements—We derive substantially all of our revenue from in-game purchases of virtual currency that are processed by platform providers such as the Apple App Store, Google Store, Amazon Appstore, and on Facebook. The platform providers charge us a transaction fee to process payments from our players for their purchase of in-game virtual currency. These platform fees are generally set at 30% of the in-game purchase. Each platform provider has broad discretion to set its platform fees and to change and interpret its terms of service and other policies with respect to us and other developers in its sole discretion, and those changes may be unfavorable to us.

•Player Acquisition—Establishing and maintaining a loyal network of players and paying players is vital for our success. As such, we spend a significant amount on advertising and other forms of player acquisition, such as traditional marketing and advertising, email and push notifications, and cross promoting between our games in order to grow our player base. These expenditures are generally related to new content launches, game enhancements, and ongoing programs to drive new player acquisition and the reactivation of lapsed player engagement. Our player acquisition strategy is centered on a payback period methodology, and we strive to optimize spend between the acquisition of new players and the reactivation of inactive players.

•Player Monetization—Our revenue has been primarily driven through the sale of virtual currency. Paying players purchase virtual currency in our games because of the perceived value, which is dependent on the relative ease of obtaining equivalent virtual currency by simply playing our game. The perceived value of our virtual currency can be impacted by various actions that we take in our games including offering discounts for virtual currency or giving away virtual currency in promotions. Managing game economies is difficult and relies on our assumptions and judgment. If we fail to manage our virtual economies properly or fail to promptly and successfully respond to any such disruption, our reputation may suffer and our players may be less likely to play our games and to purchase virtual currency from us in the future, which would cause our business, financial condition, and results of operations to suffer.

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
•Investment in our playAWARDS and myVIP programs—In order to drive player engagement and retention we invest a significant amount of resources to enhance the playAWARDS and myVIP programs. We continually evaluate these programs through an iterative feedback process with our players and awards partners and update them so that both our players and awards partners are able to optimize their personalized experience. As a result, we continuously incur expenses to enhance and update these programs. However, the results may not generate revenue and the enhancements may require additional significant modifications or be abandoned in their entirely.

•Real-World Rewards—We currently offer real-world rewards relating to, among other things, dining, live entertainment shows, and hotel rooms, and we plan to continue to expand and diversify our rewards loyalty program in order to maintain and enhance the perceived value offering to our players. Our players’ willingness to make in-game purchases is directly impacted by our ability to provide desirable rewards. The real-world rewards we offer to our players are provided at no cost to us by our awards partners, and there is no obligation for us to pay or otherwise compensate either our awards partners or players for any player redemptions under our awards partner agreements.

Key Performance Indicators and Non-GAAP Measures
We manage our business by regularly reviewing several key operating metrics to track historical performance, identify trends in player activity, and set strategic goals for the future. Our key performance metrics are impacted by several factors that could cause them to fluctuate on a quarterly basis, such as platform providers’ policies, seasonality, player connectivity, and the addition of new content to games. We believe these measures are useful to investors for the same reasons. In addition, we also present certain non-GAAP performance measures. These performance measures are presented as supplemental disclosure and should not be considered superior to or as a substitute for the consolidated financial statements prepared under U.S. GAAP. The non-GAAP measures presented in this Annual Report on Form 10-K should be read together with the consolidated financial statements and the respective related notes thereto included elsewhere in this Annual Report on Form 10-K. The key performance indicators and non-GAAP measures presented in this Annual Report on Form 10-K may differ from similarly titled measures presented by other companies and are not a substitute for financial statements prepared in accordance with U.S. GAAP.
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

Daily Paying Users (“DPU”)
DPU is defined as the number of individuals who made a purchase in a mobile game during a particular day. As with DAU and MAU, we track DPU based on account activity. As such, an individual who makes a purchase in two different games in a particular day is counted as two DPU while an individual who makes purchases in the same game on two different devices is counted as one DPU. Average DPU is calculated as the average of the DPU for each day during the period presented. We use DPU to understand the size of our active player base that makes in-game purchases. This focus directs our strategic goals in setting player acquisition and pricing strategy.
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
We use AEBITDA and AEBITDA Margin to monitor and evaluate the performance of our business operations, facilitate internal comparisons of our operating performance, and to analyze and evaluate decisions regarding future budgets and initiatives. We believe that both measures are useful because they provide investors with information regarding our operating performance that is used by our management in its reporting and planning processes. AEBITDA and AEBITDA Margin as calculated herein may not be comparable to similarly titled measures and disclosures reported by other companies.

The following table sets forth the reconciliation of AEBITDA and AEBITDA Margin to net income and net income margin, the most directly comparable GAAP measure (in thousands, except percentages):

	Years Ended December 31,
	2021	2020	2019
Net income	$10,737	$12,807	$13,614
Depreciation & amortization	27,398	22,192	25,154
Income tax expense (benefit)	(258)	(1,671)	3,975
Stock-based compensation expense	4,455	3,519	5,884
Change in fair value of warrant liability	(13,933)	—	—
Special infrequent(1)	7,500	1,427	—
Restructuring and related(2)	3,082	20,092	1,234
Other(3)	565	(392)	(340)
AEBITDA	39,546	57,974	49,521

GAAP Revenue	287,419	269,882	239,421

Margin as a % of revenue
Net income margin	3.7%	4.7%	5.7%
AEBITDA Margin	13.8%	21.5%	20.7%

(1)Amounts reported (i) during the year ended December 31, 2020 represent charitable donations made by us related to the COVID-19 pandemic, and (ii) for the year ended December 31, 2021, a transaction bonus and a charitable contribution per the terms of the merger agreement related to our business combination with Acies Acquisition Corp. (the “Merger Agreement”).
(2)Amounts reported during the years ended December 31, 2021, 2020 and 2019 consist of (i) severance-related costs, (ii) fees related to potential mergers and acquisitions, and (iii) for the year ended December 31, 2020, include $20.0 million resulting from the termination of the profit share provision of the MGM Marketing Agreement as further discussed in Note 4 — Related-Party Transactions to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(3)Amounts reported in “Other” include interest expense, interest income, foreign currency gains/losses, and non-cash gains/losses on the disposal of assets.

Results of Operations
Comparison of the year ended December 31, 2021 versus the year ended December 31, 2020
The following table summarizes our consolidated results of operations for the years ended December 31, 2021 and 2020 (in thousands, except percentages):

	Years Ended December 31,
	2021	2020	$ Change	% Change
Net revenue	$287,419	$269,882	$17,537	6.5%
Operating expenses	290,409	259,533	30,876	11.9%
Operating (loss) income	(2,990)	10,349	(13,339)	(128.9)%
Net income	10,737	12,807	(2,070)	(16.2)%
AEBITDA	39,546	57,974	(18,428)	(31.8)%
Net income margin	3.7%	4.7%	(1.0)	(21.3)%
AEBITDA margin	13.8%	21.5%	(7.7)	(35.8)%

Revenue and Key Performance Indicators (in thousands, except percentages and ARPDAU):

	Years Ended December 31,
	2021	2020	$ Change	% Change
Virtual currency	$280,087	$268,137	$11,950	4.5%
Advertising	6,964	1,745	5,219	299.1%
Other revenue	368	—	368	N/A
Net revenue	$287,419	$269,882	$17,537	6.5%

Average DAU	1,244	1,459	(215)	(14.7)%
Average MAU	4,111	4,251	(140)	(3.3)%
Average DPU	34	33	1	3.0%
Average Daily Payer Conversion	2.7%	2.3%	0.4pp	17.4%
ARPDAU (in dollars)	$0.63	$0.51	$0.12	23.5%
pp = percentage points
Revenue information by geography is summarized as follows (in thousands, except percentages):

	Years Ended December 31,
	2021	2020	Change	% Change
United States	$250,252	$228,568	$21,684	9.5%
North America (excluding United States)	15,692	17,368	(1,676)	(9.6)%
Other	21,475	23,946	(2,471)	(10.3)%
Net revenue	$287,419	$269,882	$17,537	6.5%
Net revenue increased $17.5 million, or 6.5%, to $287.4 million during the year ended December 31, 2021 compared to $269.9 million during the year ended December 31, 2020. The increase was primarily driven by increases in both daily payer conversion and spending per player, despite an overall decrease in DAU and MAU. Virtual currency revenue increased $12.0 million, or 4.5%, to $280.1 million during the year ended December 31, 2021 compared to $268.1 million during the year ended December 31, 2020, primarily driven by the global launches of myVEGAS Bingo and MGM Slots Live. Our average daily payer conversion rate increased 0.4 percentage points to 2.7% during the year ended December 31, 2021 from 2.3% during the year ended December 31, 2020. Additionally, advertising revenue increased $5.2 million, or 299%, to $7.0 million during the year ended December 31, 2021 compared to $1.7 million during the year ended December 31, 2020. The increase in advertising revenue was primarily driven by an increase in impression count with and focus on providing more opportunities for our players to engage with advertisements, including the addition of Tetris to our games portfolio.
Operating Expenses
The following table summarizes our consolidated operating expenses for the years ended December 31, 2021 and 2020 (in thousands, except percentages):

	Years Ended December 31,				% of Net Revenue
	2021	2020	$ Change	% Change	2021	2020
Operating expenses:
Cost of revenue	$91,642	$91,469	$173	0.2%	31.9%	33.9%
Selling and marketing	79,042	57,124	21,918	38.4%	27.5%	21.2%
Research and development	61,343	51,696	9,647	18.7%	21.3%	19.2%
General and administrative	27,902	16,960	10,942	64.5%	9.7%	6.3%
Depreciation and amortization	27,398	22,192	5,206	23.5%	9.5%	8.2%
Restructuring expenses	3,082	20,092	(17,010)	(84.7)%	1.1%	7.4%
Total operating expenses	$290,409	$259,533	30,876	11.9%	101.0%	96.2%

Cost of Revenue
Cost of revenue increased by $0.2 million, or 0.2%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. As a percentage of net revenue, cost of revenue decreased from 33.9% for the year ended December 31, 2020 to 31.9% for the year ended December 31, 2021. The decrease was due to an increase in advertising revenue which does not incur platform fees and a reduction in royalty expenses associated with our revenue.
Selling and Marketing
Selling and marketing expenses increased by $21.9 million, or 38.4%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to increased user acquisition costs of $20.9 million. Of the total user acquisition costs increase, $18.8 million related to the global launches of new games myVEGAS Bingo, MGM Slots Live, and Kingdom Boss and $2.1 million for existing games myVEGAS Mobile, POP! Slots and my Konami. Additionally, there were increases to the marketing payroll of $1.5 million and outside services of $0.4 million, offset by a reduction of $0.9 million in other marketing costs. As a percentage of net revenue, selling and marketing expenses increased from 21.2% for the year ended December 31, 2020 to 27.5% for the year ended December 31, 2021.

Research and Development
Research and development expenses increased by $9.6 million, or 18.7%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to a $5.8 million increase of payroll expenses, $2.6 million increase of outside services related to the development of new games, $0.7 million due to the transaction bonus paid pursuant to the Merger Agreement, and $0.3 million in stock compensation. As a percentage of net revenue, research and development expenses increased from 19.2% for the year ended December 31, 2020 to 21.3% for the year ended December 31, 2021.
General and Administrative
General and administrative expenses increased by $10.9 million, or 64.5%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to a $4.2 million transaction bonus and a $2.5 million charitable donation, both paid per the terms of the Merger Agreement, as well as a one-time charge for a $1.1 million increase in stock-based compensation related to the premium voting rights associated with the shares of Class B common stock and $2.2 million related to D&O insurance, offset by a decrease of $0.3 million in all other expenses. As a percentage of net revenue, general and administrative expenses increased from 6.3% for the year ended December 31, 2020, to 9.7% for the year ended December 31, 2021.
Depreciation and Amortization
Depreciation and amortization expenses increased by $5.2 million, or 23.5%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to the launch of myVEGAS Bingo in March 2021, the licensing agreement associated with Tetris, and the global launch of Kingdom Boss in December 2021. As a percentage of net revenue, depreciation and amortization expenses increased from 8.2% for the year ended December 31, 2020 to 9.5% for the year ended December 31, 2021. See Note 8—Internal-Use Software, Net and Note 9—Goodwill and Intangible Assets in our consolidated financial statements.
Restructuring Expenses
Restructuring expenses decreased by $17.0 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease is due to the prior year recognition of a one-time expense of $20.0 million resulting from the termination of the profit share provision of the MGM Marketing Agreement, partially offset by a $2.7 million increase in mergers and acquisition related expenses recognized in the current year. As a percentage of net revenue, restructuring expenses decreased from 7.4% for the year ended December 31, 2020 to 1.1% for the year ended December 31, 2021.

Other Income (Expense), Net
The following table summarizes our consolidated non-operating income (expense) for the years ended December 31, 2021 and 2020 (in thousands, except percentages):

	Years Ended December 31,
	2021	2020	$ Change	% Change
Change in fair value of warrant liabilities	$13,933	$—	$13,933	N/A
Interest expense	(235)	(142)	(93)	65.5%
Other (expense) income	(229)	929	(1,158)	(124.7)%
Total other income, net	$13,469	$787	$12,682	1611.4%

The change in fair value of warrant liabilities is related to the warrants discussed in Note 3—Business Combination to our consolidated financial statements herein. Interest expense for the years ended December 31, 2021 and 2020 is related to the unused commitment fees and debt issue costs associated with the Credit Agreement and the Private Venture Growth Capital Loan, respectively, as discussed in Note 13—Long-Term Debt to our consolidated financial statements herein. Other (expense) income primary relates to gains or (losses) from foreign currency transactions with our foreign subsidiaries.
Provision for Income Taxes
Income tax benefit was approximately $0.3 million for the year ended December 31, 2021, as compared to an income tax benefit of $1.7 million for the year ended December 31, 2020. The income tax benefit for the year ended December 31, 2021 reflected an effective income tax rate of negative 2.5%, which was less than the statutory tax rate of 21% primarily due to the fair value adjustment related to warrants issued which do not have a tax impact and research and development credits that may be used on our federal and state tax returns. The decrease in our effective tax rate was partially offset by the recognition of uncertain tax benefits on research and development tax credits for tax years 2017 through 2021, as well as the recognition of additional state tax liabilities due to an updated nexus study. The income tax benefit reflected an effective income tax rate of negative 15.0% for the year ended December 31, 2020, which was less than the statutory federal rate of 21.0% primarily due to benefits from the exercise of non-qualified stock options and research and development tax credits.
Comparison of the year ended December 31, 2020 versus the year ended December 31, 2019

The following table summarizes our consolidated results of operations for the years ended December 31, 2020 and 2019 (in thousands, except percentages):

	Years Ended December 31,
	2020	2019	$ Change	% Change
Net revenue	$269,882	$239,421	$30,461	12.7%
Operating expenses	259,533	222,284	37,249	16.8%
Operating income	10,349	17,137	(6,788)	(39.6)%
Net income	12,807	13,614	(807)	(5.9)%
AEBITDA	57,974	49,521	8,453	17.1%
Net income margin	4.7%	5.7%	(1.0)	(17.5)%
AEBITDA margin	21.5%	20.7%	0.8	3.9%

Revenue and Key Performance Indicators (in thousands, except percentages and ARPDAU):

	Years Ended December 31,
	2020	2019	$ Change	% Change
Virtual currency	$268,137	$231,726	$36,411	15.7%
Advertising	1,745	383	1,362	355.6%
Other revenue	—	7,312	(7,312)	(100.0)%
Net revenue	$269,882	$239,421	$30,461	12.7%

Average DAU	1,459	1,635	(176)	(10.8)%
Average MAU	4,251	4,813	(562)	(11.7)%
Average DPU	33	33	—	—%
Average Daily Payer Conversion	2.3%	2.0%	0.3pp	15.0%
ARPDAU (in dollars)	$0.51	$0.39	$0.12	30.8%
pp = percentage points
Revenue information by geography is summarized as follows (in thousands, except percentages):

	Years Ended December 31,
	2020	2019	$ Change	% Change
United States	$228,568	$200,418	$28,150	14.0%
North America (excluding United States)	17,368	14,314	3,054	21.3%
Other	23,946	24,689	(743)	(3.0)%
Net revenue	$269,882	$239,421	$30,461	12.7%
Net revenue increased $30.5 million, or 12.7%, to $269.9 million during the year ended December 31, 2020 compared to $239.4 million during the year ended December 31, 2019. The increase in net revenue is primarily due to a $36.4 million increase in the sale of virtual currency and $1.4 million increase in advertising revenue, offset by a $7.3 million decrease in game development service revenue due to the termination of the King Agreement in June 2019.
The increase in sale of virtual currency was driven by the increased spending per player as shown in the year-over-year increase in ARPDAU. We believe this increase was due, in part, to shelter-in-place mandates issued in response to the COVID-19 pandemic. The increase in player spending was partially offset by a decline in DAU and MAU during the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in players reflects the impact of the COVID-19 pandemic on the travel and tourism industries and the reduced availability of rewards offered in our playAWARDS program. This decrease has reinforced our belief that our players place a significant value on the real-world rewards made available through our playAWARDS program. We believe that the attractiveness of our playAWARDS program will improve as the impacts of the COVID-19 pandemic decrease and tourism resumes.

While DAU and MAU indicate the overall size of our player base, our primary focus is on expanding and maintaining the population of DPU. Our average daily payer conversion rate increased 0.3 percentage points to 2.3% during the year ended December 31, 2020 from 2.0% during the year ended December 31, 2019.

Operating Expenses
The following table summarizes our consolidated operating expenses for the years ended December 31, 2020 and 2019 (in thousands, except percentages):

	Years Ended December 31,				% of Net Revenue
	2020	2019	$ Change	% Change	2020	2019
Operating expenses:
Cost of revenue	$91,469	$80,267	11,202	14.0%	33.9%	33.5%
Selling and marketing	57,124	59,931	(2,807)	(4.7)%	21.2%	25.0%
Research and development	51,696	38,986	12,710	32.6%	19.2%	16.3%
General and administrative	16,960	16,712	248	1.5%	6.3%	7.0%
Depreciation and amortization	22,192	25,154	(2,962)	(11.8)%	8.2%	10.5%
Restructuring expenses	20,092	1,234	18,858	1528.2%	7.4%	0.5%
Total operating expenses	$259,533	$222,284	37,249	16.8%	96.2%	92.8%
Cost of Revenue
Cost of revenue increased by $11.2 million, or 14.0%, during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was due in part to a $10.9 million increase in payment processing fees, which represents a 15.7% increase year over year. The increase is consistent with the increase in revenue from the sale of virtual currency, which grew by the same percentage amount. The increase was also due to the recognition of $0.3 million in non-recurring profit share expense in 2020 resulting from our Marketing Agreement with MGM. This was partially offset by a $0.9 million decrease in costs related to licensed games. As a percentage of net revenue, cost of revenue increased slightly from 33.5% for the year ended December 31, 2019 to 33.9% for the year ended December 31, 2020. The increase reflects the increase in revenue from virtual currency sales as a percentage of total net revenue during the year ended December 31, 2020.
Selling and Marketing
Selling and marketing expenses decreased by $2.8 million, or 4.7%, during the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was due to a $4.5 million decrease in total player acquisition spend, offset by a $2.1 million increase in spending on marketing expenses, such as traditional advertising TV and radio advertisement campaigns, as well as related overhead. As a percentage of net revenue, selling and marketing expenses decreased from 25.0% for the year ended December 31, 2019 to 21.2% for the year ended December 31, 2020, which reflects the effectiveness of our player acquisition and pricing strategy.

Research and Development
Research and development expenses increased by $12.7 million, or 32.6%, during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was due to the development of the new games myVEGAS Bingo and Kingdom Boss of $4.6 million as well as to increases in payroll and outside services of $12.1 million related to increased development cadence for new games. The increase was partially offset by a $2.5 million reduction in stock-based compensation expense. As a percentage of net revenue, research and development expenses increased from 16.3% for the year ended December 31, 2019 to 19.2% for the year ended December 31, 2020.
General and Administrative
General and administrative expenses increased by $0.2 million, or 1.5%, during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was due to a $1.8 million increase in charitable donations related to the COVID-19 pandemic and a $0.3 million increase in payroll for general and administrative staff. The increase was partially offset by a decrease in outside services of $0.8 million as well as a decrease in expenses related to travel of $1.1 million. As a percentage of net revenue, general and administrative expenses decreased from 7.0% for the year ended December 31, 2019 to 6.3% for the year ended December 31, 2020.
Depreciation and Amortization
Depreciation and amortization expenses decreased by $3.0 million, or 11.8%, during the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was due to $2.4 million decrease in capitalized software amortization and $0.7 million decrease in intangible asset amortization, offset by $0.2 million increase in depreciation expense of property and equipment. The decrease in capitalized software amortization was due to accelerated amortization recognized in 2019 as a result of the termination of the King Agreement. As a percentage of net revenue, depreciation and amortization expenses decreased from 10.5% for the year ended December 31, 2019 to 8.2% for the year ended December 31, 2020.
Restructuring Expenses
Restructuring expenses increased by $18.9 million during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase is due to the recognition of a one-time expense of $20.0 million resulting from the termination of the profit share provision of the MGM Marketing Agreement, partially offset by a $1.1 million decrease in severance costs due to higher severance payments recognized in 2019. As a percentage of net revenue, restructuring expenses increased from 0.5% for the year ended December 31, 2019 to 7.4% for the year ended December 31, 2020.
Other Income (Expense), Net
The following table summarizes our consolidated non-operating income (expense) for the years ended December 31, 2020 and 2019 (in thousands, except percentages):

	Years Ended December 31,
	2020	2019	$ Change	% Change
Interest expense	(142)	(264)	122	(46.2)%
Other income	929	716	213	29.7%
Total other income, net	$787	$452	$335	74.1%
Interest expense for the years ended December 31, 2020 and 2019 is related to the unused commitment fees and debt issue costs associated with the Private Venture Growth Capital Loan, as discussed in Note 13—Long-Term Debt to our consolidated financial statements herein. Other income primary relates to gains from foreign currency transactions with our foreign subsidiaries.
Provision for Income Taxes
Provision for income taxes resulted in a tax benefit of $1.7 million for the year ended December 31, 2020, compared to a tax expense of $4.0 million for the year ended December 31, 2019. Our effective tax rate was (15.0%) for the year ended December 31, 2020, compared to our statutory tax rate of 21%. Our effective tax rate for the year was reduced by 19.2% for the recognition of stock-based compensation expense and the other benefits from the exercise of Israeli non-qualified stock options. Effective January 1, 2020, our Israel subsidiary made a check-the-box election to be treated as a disregarded entity for U.S. federal income tax purposes. Prior to January 1, 2020, benefits from the exercise of Israeli non-qualified stock options were not deductible. The effective tax rate was further reduced by 9.1% for foreign tax credits generated from the payment of foreign income taxes by our Israel and Hong Kong subsidiaries. We also elected to fully utilize our remaining federal R&D tax credit carryforward, resulting in a favorable 11.5% reduction to our effective tax rate. Other effects of the check-the-box election resulted in a favorable 6.2% reduction to our effective tax rate. The overall change in our effective tax rate was negatively impacted by 9.0% for the recognition of a valuation allowance due to the uncertainty of future foreign source taxable income and our ability to utilize the foreign tax credit. Discussion of the recognition of our valuation allowance is further discussed in Note 14—Income Taxes to our consolidated financial statements.
Liquidity and Capital Resources
As of December 31, 2021, we had cash and cash equivalents of $213.5 million, which consisted of cash on hand and money market mutual funds. Historically, we have funded our operations, including capital expenditures, primarily through cash flow from operating activities. We believe that our existing cash and cash equivalents, the cash generated from operations, and the borrowing capacity under our Credit Agreement as described below will be sufficient to fund our operations and capital expenditures for the foreseeable future. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure, or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds or we may decide to do so opportunistically.
Debt
On June 24, 2021, in connection with the Closing, Old PLAYSTUDIOS terminated and replaced its then existing revolving credit facility with Silicon Valley Bank (the “Revolver”). We, one of our subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent and JPMorgan Chase Bank, N.A., Silicon Valley Bank and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers entered into a credit agreement (the “Credit Agreement”) which provides for a five year revolving credit facility in an aggregate principal amount of $75 million. Borrowings under the Credit Agreement may be borrowed, repaid, and re-borrowed by us, and are available for working capital, general corporate purposes, and permitted acquisitions. Commitment fees and interest rates are determined on the basis of either a Eurodollar rate or an Alternate Base Rate plus an applicable margin. The applicable margins are initially 2.50%, in the case of Eurodollar loans, and 1.50%, in the case of Alternate Base Rate loans. The applicable margin is subject to adjustment based upon our Total Net Leverage Ratio (as defined in the Credit Agreement). Eurodollar rates and the Alternate Base Rate are subject to floors of 0.00% and 1.00%, respectively. The Credit Agreement contains various affirmative and negative financial and operational covenants applicable to us and our subsidiaries. We are also obligated to comply with two financial maintenance covenants as of the end of each fiscal quarter, commencing with the quarter ended September 30, 2021: (i) we must maintain a Total Net Leverage Ratio not to exceed 3.50:1.00 (subject to increase to 4.00:1.00 following consummation of certain material acquisitions) and (ii) we must maintain a Fixed Charge Coverage Ratio of not less than 1.25:1.00. As of December 31, 2021, we have not drawn any amounts under the Credit Agreement.
Cash Flows
The following table present a summary of our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$33,876	$48,400	$36,088
Net cash used in investing activities	(56,936)	(27,002)	(25,292)
Net cash provided by (used in) financing activities	186,892	(3,635)	(7,348)
Effect of exchange rate on cash and cash equivalents	743	142	(26)
Increase in cash and cash equivalents	164,575	17,905	3,422
Operating Activities
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020. During the year ended December 31, 2021, operating activities provided $33.9 million of net cash as compared to $48.4 million during the year ended December 31, 2020. The decrease in net cash provided from operating activities was primarily due to a one-time charge for the $5.0 million transaction bonus and a $2.5 million charitable donation, paid per the terms of the Merger Agreement.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019. During the year ended December 31, 2020, operating activities provided $48.4 million of net cash as compared to $36.1 million during the year ended December 31, 2019. While net income decreased by $1.0 million during the year ended December 31, 2020, operating cash flows increased by $12.3 million during the period. This was due to a one-time non-cash charge of $20.0 million from the termination of the profit share provision of the MGM Marketing Agreement that had no impact on operating cash flows during the period, as it was not paid as of December 31, 2020. On June 21, 2021 and in connection with the PIPE Financing, the Company issued $20 million of Class A common stock to MGM related to the settlement of the termination of the profit share provision. The increase in net cash provided from operating activities was primarily due to this favorable change in accrued liabilities. The impact of this favorable change was partially offset by the $6.0 million decrease in deferred income tax expense.

Investing Activities
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020. During the year ended December 31, 2021, investing activities used $56.9 million of net cash as compared to $27.0 million during the year ended December 31, 2020. The Company paid $13.0 million of upfront fees related to licensing agreements, $8.0 million in an advanced payment related to licensing agreements, and purchased $9.5 million of investments and notes receivables. Capitalized cost of development games increased by $2.5 million, reflecting the development of myVEGAS Bingo and Kingdom Boss, both released in 2021, while property and equipment purchases declined by $0.2 million between periods.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019. During the year ended December 31, 2020, investing activities used $27.0 million of net cash as compared to $25.3 million during the year ended December 31, 2019. Capitalized cost of development games increased by $4.2 million, reflecting the development of our games myVEGAS Bingo and Kingdom Boss, while property and equipment purchases declined by $2.5 million between periods, as the 2019 period reflected one-time leasehold improvements and purchases related to an increase in workforce.
Financing Activities
Our cash flow from financing activities primarily consists of proceeds from the Business Combination and PIPE Financing and exercise of stock options.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020. During the year ended December 31, 2021, financing activities provided $186.9 million of net cash as compared to $3.6 million of net cash used in financing activities during the year ended December 31, 2020. This increase is primarily due to $185.2 million of net proceeds from the Business Combination and PIPE Financing and $2.4 million of proceeds from the exercise of stock options offset by other payments of $0.7 million compared to the year ended December 31, 2020.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019. During the year ended December 31, 2020, financing activities used $3.6 million of net cash as compared to $7.3 million during the year ended December 31, 2019. This decrease is primarily due to less repurchases of common stock for retirement.
Contractual Obligations, Commitments, and Contingencies
The following table summarizes our contractual obligations as of December 31, 2021 (in thousands):

	Total	Less than 1 year	2-3 Years	4-5 Years	More than 5 years
Operating leases	$18,739	$4,200	$8,764	$5,143	$632
Minimum guarantee obligations	5,200	5,200	—	—	—
Total	23,939	9,400	8,764	5,143	632
Our other long-term liabilities in the consolidated balance sheet include unrecognized tax benefits and related interest and penalties. As of December 31, 2021, we had gross unrecognized tax benefits of $0.6 million and an additional $0.2 million for interest and penalties classified as long-term liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
Critical Accounting Policies and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Internal-Use Software
The Company recognizes internal-use software development costs in accordance with Accounting Standards Codification (ASC) 350-40, Internal-Use Software. Capitalized costs include consulting fees, payroll and payroll-related costs, and stock-based compensation for employees who devote time to the Company’s internal-use software projects. Capitalization begins when the preliminary project stage is complete and the Company commits resources to the software project and continues during the application development stage. Capitalization ceases when the software has been tested and is ready for its intended use. Qualified costs incurred during the post-implementation/post-operation stage of the Company’s software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality. Costs that cannot be separated between maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred. Capitalized internal-use software development costs are amortized on a straight-line basis over a three-year estimated useful life. The Company believes that a straight-line basis for amortization best represents the pattern through which the Company derives value from internal-use software. The Company evaluates the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 combined with all subsequent amendments, which is collectively ASC 606, Revenue from Contracts with Customers, provides guidance outlining a single five-step comprehensive revenue model in accounting for revenue from contracts with customers which supersedes all existing revenue recognition guidance, including industry-specific guidance. ASU 2014-09 also required expanded disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On January 1, 2019, the Company adopted the new accounting standard and related amendments (collectively, the “new revenue accounting standard”) using the modified retrospective method.
The Company determines revenue recognition by:
•identifying the contract, or contracts, with a customer;
•identifying the performance obligations in each contract;
•determining the transaction price;
•allocating the transaction price to the performance obligations in each contract; and
•recognizing revenue when, or as, the Company satisfies performance obligations by transferring the promised goods or services.
Virtual Currency
The Company develops and operates free-to-play games which are downloaded and played on social and mobile platforms. Players may collect virtual currency free of charge through the passage of time or through targeted marketing promotions. Additionally, players can send free “gifts” of virtual currency to their friends through interactions with certain social platforms. Players may also purchase additional virtual currency through accepted payment methods offered by the respective platform. Once a purchase is completed, the virtual currency is deposited into the player’s account and is not separately identifiable from previously purchased virtual currency obtained by the player for free. Once obtained, virtual currency (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play. When virtual currency is consumed in our games, the player could “win” and would be awarded additional virtual currency or could “lose” and lose the future use of that virtual currency. As the player does not receive any additional benefit from our games, nor is the player entitled to any additional rights once the player’s virtual currency is substantially consumed, the Company has concluded that the virtual currency represents consumable goods.
Players can earn loyalty points through a variety of activities, including but not limited to playing the Company’s games, engaging with in-game advertising, engaging with marketing emails, and logging into the game. The loyalty points can be redeemed for rewards offered by the Company’s awards partners. There is no obligation for the Company to pay or otherwise compensate the Company’s awards partners for any player redemptions under the Company’s awards partner agreements. In addition, both paying and non-paying players can earn loyalty points. Therefore, the loyalty points earned by players are marketing offers and do not provide players with material rights. Accordingly, the loyalty points do not require any allocation to the transaction price of virtual currency.
Additionally, certain of the Company’s games participate in an additional program which ranks players into different tiers based on tier points earned during a given time frame. Tier points can be earned through a variety of player engagement activities, including but not limited to logging into our games, achieving multi-day log-in streaks, collecting hourly bonuses, and purchasing virtual currency bundles. Depending on the tier, players are granted access to special benefits at the Company’s discretion. Similar to loyalty points that are redeemable into real-world rewards, the tier points are not awarded as a result of a contract with a customer since both paying and non-paying players can earn these tier points. As a result, the tier points earned by players do not provide players with material rights and do not require any allocation to the transaction price of virtual currency.
The Company has the performance obligation to display and provide access to the virtual currency purchased by the Company’s player within the game whenever the player accesses the game until the virtual currency is consumed. Payment is required at the time of purchase and the transaction price is fixed. The transaction price, which is the amount paid for the virtual currency by the player is allocated entirely to this single performance obligation.
As virtual currency represents consumable goods, the Company recognizes revenue as the virtual currency is consumed over the estimated consumption period. Since the Company is unable to distinguish between the consumption of purchased or free virtual currency, the Company must estimate the amount of outstanding purchased virtual currency at each reporting date based on player behavior. The Company has determined through a review of player behavior that players who purchase virtual currency generally are not purchasing additional virtual currency if their existing virtual currency balances have not been substantially consumed. As the Company can track the duration between purchases of virtual currency for individual players, the Company is able to reliably estimate the period over which virtual currency is consumed. Based upon an analysis of players’ historical play behavior, the timing difference between when virtual currency is purchased by a player and when such virtual currency is consumed in gameplay is relatively short, currently one to seven days with an average consumption period of approximately one day. The Company recognizes revenue from in-game purchases of virtual currency over this estimated average period between when the virtual currency is purchased and consumed. If applicable, the Company records the unconsumed virtual currency in “Deferred revenue” and records the prepaid payment processing fees associated with this deferred revenue in “Prepaid expenses”.
The Company continues to gather detailed player behavior and assess this data in relation to its revenue recognition policy. To the extent the player behavior changes, the Company reassesses its estimates and assumptions used for revenue recognition prospectively on the basis that such changes are caused by new factors indicating a change in player behavior patterns.
Advertising Revenue
The Company has contractual relationships with various advertising service providers for advertisements within the Company’s games. Advertisements can be in the form of an impression, click-throughs, banner ads, or offers. Offers are advertisements where the players are rewarded with virtual currency for watching a short video. The Company has determined the advertising service provider to be its customer and displaying the advertisements within its games is identified as the single performance obligation. Revenue from advertisements and offers are recognized at a point in time when the advertisements are displayed, or when the player has completed the offer as the advertising service provider simultaneously receives and consumes the benefits provided from these services. The price can be determined by the applicable evidence of the arrangement, which may include a master contract or a third-party statement of activity.
The transaction price is generally the product of the advertising units delivered (e.g. impressions, videos viewed) and the contractually agreed upon price per advertising unit. Further, the price per advertising unit can also be based on revenue share percentages stated in the contract. The number of advertising units delivered is determined at the end of each month so there is no uncertainty about the transaction price. Payment terms are stipulated as a specific number of days subsequent to end of the month, ranging from 45 to 60 days.
Principal Agent Considerations
The Company’s games are played on various social and mobile third-party platforms for which such third parties collect monies from players and remit net proceeds after deducting payment processing fees. The Company is primarily responsible for providing access to the virtual currency, has control over the content and functionality of games before they are accessed by players, and has the discretion to establish the pricing for the virtual currency. Therefore, the Company concluded that it is the principal and as a result, revenues are reported gross of payment processing fees. Payment processing fees are recorded as a component of “Cost of revenue” in the accompanying Consolidated Statements of Operations. The Company reports its advertising revenue net of amounts retained by advertising service providers.

Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in its consolidated financial statements or tax returns. Under ASC 740, the Company determines deferred tax assets and liabilities based on the temporary difference between the consolidated financial statements and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which it expects the differences to be recovered or settled. The Company establishes valuation allowances when necessary, based on the weight of the available positive and negative evidence, to reduce deferred tax assets to the amount that is more likely than not to be realized.
The Company accounts for uncertain tax positions in accordance with ASC 740, which requires companies to adjust their consolidated financial statements to reflect only those tax positions that are more likely than not to be sustained upon examination by taxing authorities based on the technical merits of the issue. ASC 740 prescribes a comprehensive model for the consolidated financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.
We have elected to account for the impact of the global intangible low-taxed income (GILTI) inclusion and base erosion anti-avoidance tax (BEAT) based on the period cost method.
Recent Accounting Pronouncements
See Note 2—Summary of Significant Accounting Policies to our consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, investment risk, and foreign currency risk as follows:
Interest Rate Risk
Our exposures to market risk for changes in interest rates relate primarily to our Credit Agreement. The Credit Agreement and Revolver are floating rate facilities. Therefore, fluctuations in interest rates will impact the amount of interest expense we incur and have to pay. We did not have any borrowings outstanding under our Credit Agreement or Revolver at December 31, 2021 and December 31, 2020, respectively
We do not purchase or hold any derivative financial instruments for trading purposes.
Investment Risk
We had cash and cash equivalents including restricted cash and cash equivalents totaling $213.5 million and $48.9 million as of December 31, 2021 and December 31, 2020, respectively. Our investment policy and strategy primarily attempt to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents primarily consist of cash deposits and money market funds. We have not entered into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would have increased or decreased our interest income for a twelve-month period by an immaterial amount.
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

However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses, as well as leases and certain other operating expenses, are denominated in New Israeli Shekels, or NIS. We also have foreign currency risks related to our operating expenses denominated in currencies other than the U.S. Dollar, including the Hong Kong Dollar, Euro, Israeli Shekel, Serbian Dinar, and Vietnamese Dong. Accordingly, changes in exchange rates in the future may negatively affect our future operating results as expressed in U.S. Dollars.
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.
A hypothetical 5% strengthening or weakening of the U.S. Dollar would have increased or decreased our foreign currency gain or loss for a twelve-month period by an immaterial amount.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of PLAYSTUDIOS, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PLAYSTUDIOS, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Las Vegas, Nevada
March 3, 2022
We have served as the Company’s auditor since 2018.

PLAYSTUDIOS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$213,502	$48,927
Receivables	20,693	16,616
Prepaid expenses	5,059	2,429
Income tax receivable	2,117	6,959
Other current assets	413	2,854
Total current assets	241,784	77,785
Property and equipment, net	5,289	6,201
Internal-use software, net	43,267	38,756
Goodwill	5,059	5,059
Intangibles, net	18,755	1,624
Deferred income taxes	6,282	3,109
Other long-term assets	14,408	1,927
Total non-current assets	93,060	56,676
Total assets	$334,844	$134,461
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	7,793	4,717
Warrant liabilities	6,521	—
Accrued liabilities	15,599	29,089
Total current liabilities	29,913	33,806
Minimum guarantee liability	—	300
Deferred income taxes	—	2,970
Other long-term liabilities	1,464	1,306
Total non-current liabilities	1,464	4,576
Total liabilities	$31,377	$38,382
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value (100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020)	—	—
Class A common stock, $0.0001 par value (2,000,000 shares authorized, 110,066 and 74,421 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively)	11	8
Class B common stock, $0.0001 par value (25,000 shares authorized, 16,130 and 18,977 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively).	2	2
Additional paid-in capital	268,522	71,786
Retained earnings	34,539	23,802
Accumulated other comprehensive income	393	481
Total stockholders’ equity	303,467	96,079
Total liabilities and stockholders’ equity	$334,844	$134,461
The accompanying notes are an integral part of these consolidated financial statements.

PLAYSTUDIOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Net revenue	$287,419	$269,882	$239,421
Operating expenses:
Cost of revenue(1)	91,642	91,469	80,267
Selling and marketing	79,042	57,124	59,931
Research and development	61,343	51,696	38,986
General and administrative	27,902	16,960	16,712
Depreciation and amortization	27,398	22,192	25,154
Restructuring and related	3,082	20,092	1,234
Total operating costs and expenses	290,409	259,533	222,284
Income (loss) from operations	(2,990)	10,349	17,137
Other income (expense), net:
Change in fair value of warrant liabilities	13,933	—	—
Interest expense, net	(235)	(142)	(264)
Other income (expense), net	(229)	929	716
Total other income, net	13,469	787	452
Income before income taxes	10,479	11,136	17,589
Income tax benefit (expense)	258	1,671	(3,975)
Net income	$10,737	$12,807	$13,614
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.10	$0.14	$0.15
Diluted	$0.09	$0.12	$0.14
Weighted average shares of common stock outstanding:
Basic	111,718	92,917	92,439
Diluted	124,898	103,203	97,031

(1)Amounts exclude depreciation and amortization.
The accompanying notes are an integral part of these consolidated financial statements.

PLAYSTUDIOS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net income	$10,737	$12,807	$13,614
Other comprehensive income (loss):
Change in foreign currency translation adjustment(1)	(88)	383	179
Total other comprehensive (loss) income	(88)	383	179
Comprehensive income	$10,649	$13,190	$13,793

(1)These amounts are presented gross of the effect of income taxes. The total change in foreign currency translation adjustment and the corresponding effect of income taxes are immaterial.
The accompanying notes are an integral part of these consolidated financial statements.

PLAYSTUDIOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	162,596	$8	229,214	$11	—	$—	—	$—	$59,111	$(81)	$6,097	65,146
Retroactive application of reverse recapitalization	(162,596)	(8)	(229,214)	(11)	72,331	8	18,977	2	9	—	—	—
Adjusted balance as of December 31, 2018	—	$—	—	$—	72,331	$8	18,977	$2	$59,120	$(81)	$6,097	65,146
Net income	—	—	—	—	—	—	—	—	—	—	13,614	13,614
Exercise of stock options	—	—	—	—	1,362	—	—	—	754	—	—	754
Stock-based compensation expense	—	—	—	—	—	—	—	—	6,796	—	—	6,796
Repurchase and retirement of common stock	—	—	—	—	(2,230)	—	—	—	—	—	(6,176)	(6,176)
Other comprehensive income	—	—	—	—	—	—	—	—	—	179	—	179
Balance as of December 31, 2019	—	$—	—	$—	71,463	$8	18,977	$2	$66,670	$98	$13,535	$80,313

PLAYSTUDIOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	162,596	$8	225,490	$11	—	$—	—	$—	$66,661	$98	$13,535	80,313
Retroactive application of reverse recapitalization	(162,596)	(8)	(225,490)	(11)	71,463	8	18,977	2	9	—	—	—
Adjusted balance as of December 31, 2019	—	$—	—	$—	71,463	$8	18,977	$2	$66,670	$98	$13,535	80,313
Net income	—	—	—	—	—	—	—	—	—	—	12,807	12,807
Exercise of stock options	—	—	—	—	3,801	—	—	—	992	—	—	992
Stock-based compensation	—	—	—	—	—	—	—	—	4,124	—	—	4,124
Repurchase and retirement of common stock	—	—	—	—	(843)	—	—	—	—	—	(2,540)	(2,540)
Other comprehensive income	—	—	—	—	—	—	—	—	—	383	—	383
Balance as of December 31, 2020	—	$—	—	$—	74,421	$8	18,977	$2	$71,786	$481	$23,802	$96,079

PLAYSTUDIOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Retained Earnings
Balance as of December 31, 2020	162,596	$8	238,186	$12	—	$—	—	$—	$71,776	$481	$23,802	96,079
Retroactive application of reverse recapitalization	(162,596)	(8)	(238,186)	(12)	74,421	8	18,977	2	10	—	—	—
Adjusted balance as of December 31, 2020	—	$—	—	$—	74,421	$8	18,977	$2	$71,786	$481	$23,802	96,079
Net income	—	—	—	—	—	—	—	—	—	—	10,737	10,737
Business Combination and PIPE Financing	—	—	—	—	32,969	3	(2,847)	—	189,212	—	—	189,215
Exercise of stock options	—	—	—	—	2,676	—	—	—	2,412	—	—	2,412
Stock-based compensation	—	—	—	—	—	—	—	—	5,112	—	—	5,112
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(88)	—	(88)
Balance as of December 31, 2021	—	$—	—	$—	110,066	$11	16,130	$2	$268,522	$393	$34,539	$303,467

The accompanying notes are an integral part of these consolidated financial statements.

PLAYSTUDIOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$10,737	$12,807	$13,614
Adjustments:
Depreciation and amortization	27,398	22,192	25,154
Amortization of loan costs	368	—	59
Stock-based compensation expense	4,455	3,519	5,884
Change in fair value of warrant liabilities	(13,933)	—	—
Deferred income tax (benefit) expense	(2,286)	(3,568)	2,456
Other	1,545	(467)	(315)
Changes in operating assets and liabilities
Receivables	(3,985)	(2,367)	(517)
Prepaid expenses and other current assets	90	(8)	(202)
Income tax receivable	4,842	(4,902)	(938)
Accounts payable & accrued liabilities	3,877	21,975	(1,591)
Other	768	(781)	(7,516)
Net cash provided by operating activities	33,876	48,400	36,088
Cash flows from investing activities:
Purchase of property and equipment	(2,010)	(1,847)	(4,296)
Additions to internal-use software	(25,890)	(25,155)	(20,996)
Purchase of intangible assets	(13,000)	—	—
Additions to notes receivable and other investments	(9,536)	—	—
Advance payment related to license agreements	(8,000)	—	—
Proceeds from notes receivable	1,500	—	—
Net cash used in investing activities	(56,936)	(27,002)	(25,292)
Cash flows from financing activities:
Proceeds from stock option exercises	2,412	992	754
Repurchases of common stock for retirement	—	(2,540)	(6,176)
Net proceeds from Business Combination	185,170	—	—
Other	(690)	(2,087)	(1,926)
Net cash provided by (used in) financing activities	186,892	(3,635)	(7,348)
Foreign currency translation	743	142	(26)
Net change in cash and cash equivalents	164,575	17,905	3,422
Cash and cash equivalents at beginning of period	48,927	31,022	27,600
Cash and cash equivalents at end of period	$213,502	$48,927	$31,022
Supplemental cash flow disclosures:
Interest paid	$125	$53	$233
Income taxes paid, net of (refunds)	(4,321)	7,015	2,046
Non-cash investing and financing activities:
Capitalization of stock-based compensation	$657	$605	$912
Noncash additions to intangible assets related to license agreements	5,000	—	$—
Reduction of notes receivable in exchange for internal-use software	1,754	—	$—
Settlement of MGM Profit Share liability through the issuance of shares of Class A common stock	20,000	—	$—
The accompanying notes are an integral part of these consolidated financial statements.

PLAYSTUDIOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted)
NOTE 1—BACKGROUND AND BASIS OF PRESENTATION
Organization and Description of Business
PLAYSTUDIOS, Inc., formerly known as Acies Acquisition Corp. (the "Company" or "PLAYSTUDIOS"), was incorporated on August 14, 2020 as a Cayman Islands exempted company, and domesticated into a Delaware corporation on June 21, 2021 (the "Domestication"). The Company's legal name became PLAYSTUDIOS, Inc. following the closing of the business combination discussed in Note 3—Business Combination. The prior period financial information represents the financial results and conditions of Old PLAYSTUDIOS (as defined in Note 3—Business Combination).
The Company develops and operates online and mobile social gaming applications (“games” or “game”) each of which incorporate a unique loyalty program offering “real world” rewards provided by a collection of awards partners. The Company’s games are free-to-play and available via the Apple App Store, Google Play Store, Amazon Appstore, and Facebook (collectively, “platforms” or “platform operators”). The Company creates games based on its own original content as well as third-party licensed brands. The Company generates revenue through the in-game sale of virtual currency and through advertising.
Unless the context indicates otherwise, all references herein to “PLAYSTUDIOS,” the “Company,” “we,” “us,” and “our” are used to refer collectively to PLAYSTUDIOS, Inc. and its subsidiaries.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of PLAYSTUDIOS, Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation have been recorded within the accompanying financial statements, and all intercompany balances and transactions have been eliminated upon consolidation. Certain reclassifications in these financial statements have been made to comply with U.S. GAAP applicable to public companies and SEC Regulation S-X.
Pursuant to the Business Combination as discussed in Note 3—Business Combination, the Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Acies was treated as the “acquired” company for financial reporting purposes and the consolidated financial statements represent the accounts of Old PLAYSTUDIOS “as if” Old PLAYSTUDIOS is the predecessor to the Company.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes thereto. Significant estimates and assumptions reflected in the Company’s consolidated financial statements include the estimated consumption rate of virtual currency that is used in the determination of revenue recognition, useful lives of property and equipment and definite-lived intangible assets, the expensing and capitalization of research and development costs for internal-use software, assumptions used in accounting for income taxes, stock-based compensation, and the evaluation of goodwill and long-lived assets for impairment. The Company believes the accounting estimates are appropriate and reasonably determined. Due to the inherent uncertainties in making these estimates, actual amounts could differ materially.
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

Emerging Growth Company
At December 31, 2021, the Company qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company has taken and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has opted to take advantage of such extended transition period available to emerging growth companies which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company can adopt the new or revised standard at the time private companies adopt the new or revised standard. As a result of the Company's qualification as an emerging growth company, the Company does not expect to adopt any accounting pronouncements currently deferred based on private company standards until a year subsequent to 2022. The Company will reevaluate its eligibility to retain emerging growth company status at the end of its second quarter of 2022, and otherwise as required.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and highly liquid investments with an original maturity of three months or less from the date of purchase and are stated at the lower of cost or market value.
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and receivables. The Company maintains cash and cash equivalent balances at several banks. Cash accounts located in the U.S. are insured by the Federal Deposit Insurance Corporation (FDIC). Although balances may exceed amounts insured by the FDIC, the Company believes that it is not exposed to any significant credit risk related to its cash or cash equivalents and has not experienced any losses in such accounts.
Receivables and Allowance for Doubtful Accounts
The Company’s receivables consist primarily of amounts due from social and mobile game platform operators, including Apple, Google, Facebook, and Amazon. Accounts receivable are typically non-interest bearing and are initially recorded at cost. The Company regularly reviews accounts receivable, considers current economic conditions and the financial positions of the Company’s platform operators. Accounts are written off when the Company deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. The Company reserves an estimated amount for receivables that may not be collected to reduce receivables to their net carrying amount, which approximates fair value. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered in determining reserves.
Property and Equipment, net
The Company states property and equipment at cost net of accumulated depreciation. The Company capitalizes the costs of improvements that extend the life of the asset, while costs of repairs and maintenance are charged to expense as incurred. Gains or losses on the disposition of property and equipment are included in the determination of income.
Computer equipment, furniture, and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the related lease term.

Estimated Useful Life
Computer equipment	3 years
Purchased software	3 years
Furniture and fixtures	3	-	7 years
Leasehold improvements	Lesser of 10 years or remaining lease term
Property and equipment are reviewed for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. If the Company reduces the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life.
Internal-Use Software
The Company recognizes internal-use software development costs in accordance with Accounting Standards Codification (ASC) 350-40, Internal-Use Software. Capitalized costs include consulting fees, payroll and payroll-related costs, and stock-based compensation for employees who devote time to the Company’s internal-use software projects. Capitalization begins when the preliminary project stage is complete and the Company commits resources to the software project and continues during the application development stage. Capitalization ceases when the software has been tested and is ready for its intended use. Qualified costs incurred during the post-implementation/post-operation stage of the Company’s software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality. Costs that cannot be separated between maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred. Capitalized internal-use software development costs are amortized on a straight-line basis over a three-year estimated useful life. The Company believes that a straight-line basis for amortization best represents the pattern through which the Company derives value from internal-use software. The Company evaluates the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Goodwill
In accordance with Accounting Standards Update (ASU) No. 2014-02, Intangibles—Goodwill and Other (Topic 350): Accounting for Goodwill, goodwill is recorded as the excess of the purchase price over acquisition-date fair value of identifiable tangible and intangible assets and liabilities. Goodwill is tested for impairment annually as of October 1st of each year, or when a triggering event occurs. If a triggering event occurs, qualitative factors are first assessed to determine whether a quantitative impairment test is required. Any impairment would be recognized for the difference between the fair value and the carrying amount limited to the carrying amount of goodwill. Impairment testing for goodwill is performed at the reporting unit level. The Company has identified a single reporting unit based on the Company’s management structure.
Intangible Assets
Intangible assets are classified into one of the two categories: (1) intangible assets with definite lives subject to amortization and (2) intangible assets with indefinite lives not subject to amortization.
For definite-lived intangible assets, amortization is recorded using the straight-line method, which materially approximates the pattern of the assets’ use. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. The estimated useful lives of the Company’s intangible assets are as follows:

	Estimated Useful Life
Licenses	3	-	5 years
Trade names	5 years

When factors indicate that a definite-lived intangible asset should be evaluated for possible impairment, the Company reviews intangible assets to assess recoverability from future operations using undiscounted cash flows. If future undiscounted cash flows are less than the carrying value, an impairment is recognized in earnings to the extent that the carrying value exceeds fair value.
For indefinite-lived intangible assets, the Company conducts impairment tests annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of an indefinite-lived asset is less than its carrying value, or when circumstances no longer continue to support an indefinite useful life. If a triggering event occurs, qualitative factors are first assessed to determine whether a quantitative impairment test is required. If a quantitative test is required, the fair value of the intangible is compared to the asset’s carrying amount. Any impairment would be recognized for the difference between the fair value and the carrying amount. The Company performs its annual impairment testing as of October 1 of each year.
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
Fair Value Measurements
The carrying amounts of the Company’s financial instruments, including accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their short-term maturities.
According to ASC 820, Fair Value Measurements and Disclosures, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The fair value hierarchy establishes three tiers, which prioritize the inputs used in measuring fair value as follows:
Level 1—Observable inputs, such as quoted prices in active markets for identical assets or liabilities;
Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3—Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Entities are permitted to choose to measure certain financial instruments and other items at fair value. The Company has not elected the fair value measurement option for any of the Company’s assets or liabilities that meet the criteria for this election.
License Agreements & Minimum Guarantees
The Company enters into long-term license agreements with third parties in which it is obligated to pay a minimum guaranteed amount of royalties, typically annually over the life of the contract. The Company accounts for the minimum guaranteed obligations within “Accrued liabilities” and “Other long-term liabilities” at the onset of the license arrangement and record a corresponding licensed asset within “Intangibles, net” in the accompanying Consolidated Balance Sheets. The licensed intangible assets related to the minimum guaranteed obligations are amortized over the term of the license agreement with the amortization expense recorded in “Depreciation and amortization” in the accompanying Consolidated Statements of Operations. The Company classifies minimum royalty payment obligations as current liabilities to the extent they are contractually due within the next 12 months. The long-term portion of the liability related to the minimum guaranteed obligations is reduced as royalty payments are made as required under the license agreement. The Company assesses the recoverability of license agreements whenever events arise or circumstances change that indicate the carrying value of the licensed asset may not be recoverable. Recoverability of the licensed asset and the amount of impairment, if any, are determined using the Company’s policy for intangible assets with finite useful lives.

Revenue Recognition
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 combined with all subsequent amendments, which is collectively ASC 606, Revenue from Contracts with Customers, provides guidance outlining a single five-step comprehensive revenue model in accounting for revenue from contracts with customers which supersedes all existing revenue recognition guidance, including industry-specific guidance. ASU 2014-09 also required expanded disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On January 1, 2019, the Company adopted the new accounting standard and related amendments (collectively, the “new revenue accounting standard”) using the modified retrospective method.
The Company determines revenue recognition by:
•identifying the contract, or contracts, with a customer;
•identifying the performance obligations in each contract;
•determining the transaction price;
•allocating the transaction price to the performance obligations in each contract; and
•recognizing revenue when, or as, the Company satisfies performance obligations by transferring the promised goods or services.
Virtual Currency
The Company develops and operates free-to-play games which are downloaded and played on social and mobile platforms. Players may collect virtual currency free of charge through the passage of time or through targeted marketing promotions. Additionally, players can send free “gifts” of virtual currency to their friends through interactions with certain social platforms. Players may also purchase additional virtual currency through accepted payment methods offered by the respective platform. Once a purchase is completed, the virtual currency is deposited into the player’s account and are not separately identifiable from previously purchased virtual currency obtained by the player for free. Once obtained, virtual currency (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than gameplay. When virtual currency is consumed in our games, the player could “win” and would be awarded additional virtual currency or could “lose” and lose the future use of that virtual currency. As the player does not receive any additional benefit from our games, nor is the player entitled to any additional rights once the player’s virtual currency is substantially consumed, the Company has concluded that the virtual currency represents consumable goods.
Players can earn loyalty points through a variety of activities, including but not limited to playing the Company’s games, engaging with in-game advertising, engaging with marketing emails, and logging into the game. The loyalty points can be redeemed for rewards offered by the Company’s awards partners. There is no obligation for the Company to pay or otherwise compensate the Company’s awards partners for any player redemptions under the Company’s awards partner agreements. In addition, both paying and non-paying players can earn loyalty points. Therefore, the loyalty points earned by players are marketing offers and do not provide players with material rights. Accordingly, the loyalty points do not require any allocation to the transaction price of virtual currency.
Additionally, certain of the Company’s games participate in an additional program which ranks players into different tiers based on tier points earned during a given time frame. Tier points can be earned through a variety of player engagement activities, including but not limited to logging into our games, achieving multi-day log-in streaks, collecting hourly bonuses, and purchasing virtual currency bundles. Depending on the tier, players are granted access to special benefits at the Company’s discretion. Similar to loyalty points that are redeemable into real-world rewards, the tier points are not awarded as a result of a contract with a customer since both paying and non-paying players can earn these tier points. As a result, the tier points earned by players do not provide players with material rights and do not require any allocation to the transaction price of virtual currency.
The Company has the performance obligation to display and provide access to the virtual currency purchased by the Company’s player within the game whenever the player accesses the game until the virtual currency is consumed. Payment is required at the time of purchase and the transaction price is fixed. The transaction price, which is the amount paid for the virtual currency by the player is allocated entirely to this single performance obligation.

As virtual currency represents consumable goods, the Company recognizes revenue as the virtual currency is consumed over the estimated consumption period. Since the Company is unable to distinguish between the consumption of purchased or free virtual currency, the Company must estimate the amount of outstanding purchased virtual currency at each reporting date based on player behavior. The Company has determined through a review of player behavior that players who purchase virtual currency generally are not purchasing additional virtual currency if their existing virtual currency balances have not been substantially consumed. As the Company can track the duration between purchases of virtual currency for individual players, the Company is able to reliably estimate the period over which virtual currency is consumed. Based upon an analysis of players’ historical play behavior, the timing difference between when virtual currency is purchased by a player and when such virtual currency is consumed in gameplay is relatively short, currently one to seven days with an average consumption period of approximately one day. The Company recognizes revenue from in-game purchases of virtual currency over this estimated average period between when the virtual currency is purchased and consumed. If applicable, the Company records the unconsumed virtual currency in “Deferred revenue” and records the prepaid payment processing fees associated with this deferred revenue in “Prepaid expenses”.
The Company continues to gather detailed player behavior and assess this data in relation to its revenue recognition policy. To the extent the player behavior changes, the Company reassesses its estimates and assumptions used for revenue recognition prospectively on the basis that such changes are caused by new factors indicating a change in player behavior patterns.
Advertising Revenue
The Company has contractual relationships with various advertising service providers for advertisements within the Company’s games. Advertisements can be in the form of an impression, click-throughs, banner ads, or offers. Offers are advertisements where the players are rewarded with virtual currency for watching a short video. The Company has determined the advertising service provider to be its customer and displaying the advertisements within its games is identified as the single performance obligation. Revenue from advertisements and offers are recognized at a point in time when the advertisements are displayed, or when the player has completed the offer as the advertising service provider simultaneously receives and consumes the benefits provided from these services. The price can be determined by the applicable evidence of the arrangement, which may include a master contract or a third-party statement of activity.
The transaction price is generally the product of the advertising units delivered (e.g. impressions, videos viewed) and the contractually agreed upon price per advertising unit. Further, the price per advertising unit can also be based on revenue share percentages stated in the contract. The number of advertising units delivered is determined at the end of each month so there is no uncertainty about the transaction price. Payment terms are stipulated as a specific number of days subsequent to end of the month, ranging from 45 to 60 days.
Principal Agent Considerations
The Company’s games are played on various social and mobile third-party platforms for which such third parties collect monies from players and remit net proceeds after deducting payment processing fees. The Company is primarily responsible for providing access to the virtual currency, has control over the content and functionality of games before they are accessed by players, and has the discretion to establish the pricing for the virtual currency. Therefore, the Company concluded that it is the principal and as a result, revenues are reported gross of payment processing fees. Payment processing fees are recorded as a component of “Cost of revenue” in the accompanying Consolidated Statements of Operations. The Company reports its advertising revenue net of amounts retained by advertising service providers.
Cost of Revenue
Cost of revenue relates to direct expenses incurred to generate revenue from online and mobile games and are recorded as incurred. The Company’s cost of revenue consists primarily of payment processing fees, hosting and data center costs related to operating its games, and royalties for licensed games. Payment processing fees consist of fees paid to third-party social and mobile platform operators. If applicable, other than the deferral of payment processing fees associated with deferred revenues, payment processing fees are expensed as incurred.
Research and Development
The Company incurs various direct costs in relation to the development of future social and mobile games along with costs to improve current social and mobile games. Research and development costs consist primarily of payroll and related personnel costs, stock-based compensation, and consulting fees. The Company evaluates research and development costs incurred to determine whether the costs relate to the development of software and are, therefore, qualified to be capitalized under ASC 350-40, Internal-Use Software. All other research and development costs are expensed as incurred.
Advertising
Advertising expense was $70.3 million, $49.3 million and $53.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. Advertising expense is included in “Selling and marketing” expenses in the Consolidated Statements of Operations.
Share-Based Compensation
The Company measures compensation expense for all share-based awards at fair value on the date of grant and recognizes compensation expense over the service period on a straight-line basis for awards expected to vest.
The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value for option awards. In valuing our option awards, the Company makes assumptions about risk-free interest rates, dividend yields, volatility and weighted-average expected lives. The Company accounts for forfeitures as they occur. Risk-free interest rates are derived from U.S. Treasury securities as of the option award grant date. Expected dividend yield is based on our historical cash dividend payments, which have been zero to date. The expected volatility for shares of the Company's Class A common stock is estimated using our historical volatility. The weighted-average expected life of the option awards is estimated based on our historical exercise data.
The Company's dual class structure was created upon the Domestication (as defined in Note 3—Business Combination). The Class B common stock including Class B common stock underlying vested stock options, held by Mr. Andrew Pascal, the Company's Chairman and Chief Executive Officer, or his affiliates (the "Founder Group") carry a super vote premium. As the Founder Group did not have control of Old PLAYSTUDIOS prior to the Business Combination, and Mr. Pascal is an employee of the Company, the incremental value resulting from the super vote premium is accounted for as incremental compensation costs.
The Company utilized the market approach by observing other market participants with (i) dual class structures, (ii) super vote premiums for a single class and (iii) both classes trading on a national exchange. Based on the observed data, management selected a premium for the Class B common stock and the stock options held by members of the Founder Group.
Foreign Currency Translation and Transactions
The functional currency of each of the Company’s wholly owned foreign subsidiaries is the applicable local currency. The translation of foreign currencies into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the consolidated balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the year. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income. Adjustments that arise from foreign currency exchange rate changes on transactions, primarily driven by intercompany transactions, denominated in a currency other than the functional currency are included in “Other income (expense), net” in the Consolidated Statements of Operations.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in its consolidated financial statements or tax returns. Under ASC 740, the Company determines deferred tax assets and liabilities based on the temporary difference between the consolidated financial statements and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which it expects the differences to be recovered or settled. The Company establishes valuation allowances when necessary, based on the weight of the available positive and negative evidence, to reduce deferred tax assets to the amount that is more likely than not to be realized.
The Company accounts for uncertain tax positions in accordance with ASC 740, which requires companies to adjust their consolidated financial statements to reflect only those tax positions that are more likely than not to be sustained upon examination by taxing authorities based on the technical merits of the issue. ASC 740 prescribes a comprehensive model for the consolidated financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

We have elected to account for the impact of the global intangible low-taxed income (GILTI) inclusion and base erosion anti-avoidance tax (BEAT) based on the period cost method.
Net Income Per Share
Net income per share (“EPS”) is calculated using the two-class method required for participating securities and multiple classes of common stock. Basic income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Net income available to common stockholders represents net income attributable to common stockholders reduced by the allocation of earnings to participating securities. Diluted income per share adjusts basic loss per share for the potentially dilutive impact of stock options, warrants, restricted stock, and contingently issuable earnout shares. The dilutive effect of stock options, warrants, restricted stock, and contingently issuable earnout shares is computed using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.
EPS calculations for all periods prior to the Business Combination have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization. Subsequent to the Business Combination, net income per share was calculated based on the weighted average number of common stock then outstanding.

Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842). The amended guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities in the Consolidated Balance Sheets and disclosing key information about leasing arrangements. The adoption of this guidance is expected to result in a significant portion of the Company’s operating leases, where the Company is the lessee, to be recognized in the Company’s Consolidated Balance Sheets. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This guidance is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with earlier adoption permitted. The Company is currently evaluating the impact of adopting this guidance.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The new guidance replaces the incurred loss impairment methodology in current guidance with a current expected credit loss model (“CECL”) that incorporates a broader range of reasonable and supportable information including the forward-looking information. This guidance is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within that annual reporting period, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of adopting this guidance.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This guidance is effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within that annual reporting period, with early adoption permitted with simultaneous adoption of all provisions of the new standard. The Company is currently evaluating the impact of adopting this guidance.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This temporary guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. ASU 2020-04 is effective as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 and may be applied prospectively through December 31, 2022. The Company adopted this guidance prospectively on January 1, 2021, and it did not have any impact on the Company’s consolidated financial statements.
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
In connection with the closing of the Business Combination, Acies filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation (the “Certificate of Incorporation”) and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which Acies was domesticated and continues as a Delaware corporation, changing its name to PLAYSTUDIOS, Inc. (the “Domestication”). As a consequence of filing the Certificate of Incorporation, the Company adopted a dual class structure, comprised of the Company’s Class A common stock, which is entitled to one vote per share, and the Company’s Class B common stock, which is entitled to 20 votes per share. See Note 16—Stockholders' Equity for further discussion on the dual class structure.
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
◦if the holder of such share made an election to receive cash, $2.33 in cash per share of Old PLAYSTUDIOS Stock subject to such cash election, provided that no holder could elect to receive cash for more than 15% of such holder's shares of Old PLAYSTUDIOS Stock;
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
The following table summarizes the total number of shares of common stock outstanding immediately following the Closing:

Shares
Acies public stockholders(1)	10,191
Sponsor(1)(2)	3,724
PLAYSTUDIOS stockholders (excluding the Founder Group)(3)	70,708
Founder Group(3)	16,130
PIPE Investors	25,000
Common Stock	125,753

Class A common stock	109,623
Class B common stock	16,130
(1)Excludes the shares of Class A common stock underlying the Warrants. Reflects the redemption of 11.3 million Acies Class A ordinary shares.
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
The Company incurred approximately $1.4 million of expenses primarily related to advisory, legal, and accounting fees in conjunction with the Business Combination. Of this, $0.1 million and $1.3 million was recorded in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2021 and December 31, 2020, respectively.
The aggregate consideration for the Business Combination was approximately $1,041.0 million, payable in the form of the Company's Class A and Class B common stock and cash. The following table summarizes the merger consideration (in thousands, except per share information):

Consideration
Cash consideration	$102,020
Shares transferred at closing(1)	86,838
Value per share	$10.00
Share consideration	$868,380
Total consideration	$970,400
Shares of common stock underlying vested options	7,060
Value per share	$10.00
Total consideration for vested options	70,600
Aggregate consideration	$1,041,000
(1)Excludes shares of common stock underlying stock options that are vested but unexercised as of the closing date of the Business Combination. As the shares do not represent legally outstanding shares of common stock at closing, they are excluded from the total consideration amount.
The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows for the year ended December 31, 2021:

Cash - Acies Trust and cash (net of redemptions)	$101,965
Cash - PIPE	230,000
Less: Cash consideration	(102,020)
Less: Transaction costs, net of proceeds received from exercises of Old PLAYSTUDIOS' warrants	(44,775)
Net Business Combination and PIPE Financing	$185,170
Reverse Recapitalization
The Business Combination was accounted for as a reverse recapitalization and Acies was treated as the “acquired” company for accounting purposes. The Business Combination was accounted as the equivalent of Old PLAYSTUDIOS issuing stock for the net assets of Acies, accompanied by a recapitalization. Accordingly, all historical financial information presented in these consolidated financial statements represents the accounts of Old PLAYSTUDIOS “as if” Old PLAYSTUDIOS is the predecessor to the Company. The common stock and net income per share, prior to the Business Combination, have been adjusted to share amounts reflecting the Exchange Ratio.

NOTE 4—RELATED-PARTY TRANSACTIONS
The following table is a summary of balance sheet assets and liabilities from related parties:

	December 31, 2021	December 31, 2020	Financial Statement Line Item
Marketing Agreement	$1,000	$1,000	Intangibles, net
Marketing Agreement	$—	$20,000	Accrued liabilities
The Company did not have any revenues recognized from related parties during the years ended December 31, 2021, 2020, and 2019.

In connection with the Business Combination and in accordance with the Merger Agreement, during the year ended December 31, 2021, the Company paid $2.5 million to myCause Charitable Foundation ("myCause"), a 501(c)(3) foundation established and administered by certain members of management of the Company.
The Company’s remaining expenses recognized from related parties were immaterial during the years ended December 31, 2021, 2020, and 2019.
MGM Resorts International (“MGM”)
MGM is a stockholder and MGM's Chief Commercial Officer also serves on the Company’s Board of Directors. MGM owned approximately 16.6 million and 14.6 million shares of the Company's outstanding Class A common stock as of December 31, 2021 and December 31, 2020, respectively.
Marketing Agreement
In April 2011, the Company entered into a joint marketing agreement with MGM (as amended, the “Marketing Agreement”) in exchange for assistance with marketing campaigns and the exclusive right to utilize MGM’s licensed marks and licensed copyrights for the development of certain of the Company’s social casino games. The initial term was for one year from the go-live date of the first such game in July 2012, with an automatic renewal provision for successive two-year terms based on our games meeting certain performance criteria. If our games do not achieve the specified performance criteria, the term will be automatically renewed for a one-year period and the right to utilize MGM’s licensed marks and copyrights will become non-exclusive. The non-exclusive term will be automatically renewed for successive one-year periods so long as our games meet certain other performance criteria. As consideration for the use of MGM’s intellectual property, the Company issued 19.2 million shares of its common stock representing 10% of its then-outstanding common stock; and in lieu of royalty payments, the Company agreed to pay MGM a profit share of: (i) during the exclusive term, a mid- to high-single digit percentage of cumulative net operating income, as defined in the Marketing Agreement, and (ii) during the non-exclusive term, a low- to mid-single digit percentage of cumulative net operating income. As further described in Note 9—Goodwill and Intangible Assets, the Marketing Agreement was recorded as an indefinite-lived intangible asset.
On October 30, 2020, the Company and MGM agreed to amend the Marketing Agreement (the “MGM Amendment”), under which the Company and MGM agreed to terminate the profit share provision. In exchange, the Company agreed to remit to MGM a one-time payment of $20.0 million, payable on the earliest to occur of (i) the PIPE Financing, (ii) the date that the Company waives MGM’s commitment to participate in the PIPE Financing, or (iii) two years from the date of the MGM Amendment. In addition, MGM agreed to reinvest in the Company at a minimum amount of $20.0 million by participating in the PIPE Financing or a private placement of equity offering to third party investors for minimum gross proceeds to the Company of $50.0 million. As a result of the termination, the Company is no longer obligated to make profit share payments, but the other rights and obligations under the Marketing Agreement continue in full force and effect. The Company recorded zero, $0.3 million, and zero as profit share expense during the years ended December 31, 2021, 2020, and 2019, respectively.
On June 21, 2021, the Company consummated the previously announced Business Combination and MGM participated in the PIPE Financing. In connection with the PIPE Financing, the Company recorded an equity contribution from MGM as a settlement of the $20.0 million liability. As of December 31, 2021, the $20.0 million liability was settled in full and no amount remained outstanding.

NOTE 5—RECEIVABLES
Receivables consist of the following:

	December 31, 2021	December 31, 2020
Trade receivables	$20,540	$16,616
Other receivables	153	—
Total receivables	$20,693	$16,616
Trade receivables represent amounts due to the Company from social and mobile platform operators, including Apple, Google, Amazon, and Facebook. Trade receivables are recorded when the right to consideration becomes unconditional. No allowance for doubtful accounts was considered necessary as of December 31, 2021 and December 31, 2020.

Concentration of Credit Risk
As of December 31, 2021, Apple, Inc. and Google, Inc. accounted for 43.0% and 34.6% of the Company’s total receivables, respectively, while as of December 31, 2020, Apple, Inc. and Google, Inc. accounted for 49.0% and 43.0% of the Company’s total receivables, respectively. As of December 31, 2021 and December 31, 2020, the Company did not have any additional counterparties that exceeded 10% of the Company’s net accounts receivable.
During the year ended December 31, 2021, the Company entered into agreements pursuant to which the Company acquired the rights to develop and operate Tetris®-branded mobile games. As contemplated in the agreements, the Company agreed to a $8.0 million Advance Payment (as defined in Note 15—Commitments and Contingencies). If the Company and the counterparty fail to perform according to the terms of the agreements, the maximum amount of loss which the Company may incur is approximately $9.7 million, of which $8.0 million related to the Advance Payment is reported within the Other long-term assets line item on the Consolidated Balance Sheets.
NOTE 6—FAIR VALUE MEASUREMENT
The carrying values of the Company’s cash and cash equivalents, trade receivables, and accounts payable approximate fair value due to their short maturities.
The following tables present the financial assets not measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020:

	December 31, 2021
	Carrying Value	Estimated Fair Value	Fair Value Hierarchy	Financial Statement Line Item
Financial assets:
Notes receivable - current	$8	$8	Level 3	Receivables
Notes receivable - non-current	3,391	3,391	Level 3	Other long-term assets
Advance payment - non-current	8,000	8,000	Level 3	Other long-term assets
Total financial assets	$11,399	$11,399

	December 31, 2020
	Carrying Value	Estimated Fair Value	Fair Value Hierarchy	Financial Statement Line Item
Financial assets:
Notes receivable - non-current	$815	$815	Level 3	Other long-term assets
Total financial assets	$815	$815
The notes receivable are fixed-rate investments, are not traded and do not have observable market inputs, therefore, the fair value is estimated to be equal to the carrying value. The advance payment is a not traded asset and does not have observable market inputs, therefore, the fair value is estimated to be equal to the carrying value.
The following table presents the liabilities measured at fair value on a recurring basis, by input level, in the Consolidated Balance Sheet at December 31, 2021:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$4,255	—	—	4,255
Private Warrants	—	2,266	—	2,266
Total financial liabilities	$4,255	$2,266	$—	$6,521
The Company did not have any liabilities similar to those above requiring fair value measurement at December 31, 2020.

NOTE 7—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	December 31, 2021	December 31, 2020
Computer equipment	$9,361	$8,328
Leasehold improvements	6,310	6,365
Furniture and fixtures	2,125	2,266
Construction in progress	721	90
Total property and equipment	18,517	17,049
Less: accumulated depreciation	(13,228)	(10,848)
Total property and equipment, net	$5,289	$6,201
The aggregate depreciation expense for property and equipment, net is reflected in “Depreciation and amortization” in the Consolidated Statements of Operations. During the years ended December 31, 2021, 2020, and 2019, depreciation expense was $2.8 million, $2.8 million, and $2.6 million, respectively. No impairment charges or material write-offs were recorded for the years ended December 31, 2021, 2020, and 2019.
Property and equipment, net by region consists of the following:

	December 31, 2021	December 31, 2020
United States	$1,672	$2,098
EMEA(1)	2,813	3,436
All other regions and countries	804	667
Total property and equipment, net	$5,289	$6,201

(1)Europe, Middle East, and Africa (“EMEA”). Amounts primarily represent leasehold improvements of local office space and computer equipment.

NOTE 8—INTERNAL-USE SOFTWARE, NET
Internal-use software, net consists of the following:

	December 31, 2021	December 31, 2020
Internal-use software	$130,942	$103,041
Less: accumulated amortization	(87,675)	(64,285)
Total internal-use software, net	$43,267	$38,756
The aggregate amortization expense for internal-use software, net is reflected in "Depreciation and amortization" in the Consolidated Statements of Operations. During the years ended December 31, 2021, 2020, and 2019, the Company capitalized internal-use software development costs of $28.3 million, $25.8 million, and $21.9 million, respectively. Total amortization expense associated with its capitalized internal-use software development costs for the years ended December 31, 2021, 2020, and 2019 was $23.7 million, $18.7 million, and $21.1 million, respectively. There were no write-offs or impairment charges recorded for the years ended December 31, 2021, 2020, and 2019.
Subsequent to December 31, 2021, the Company adopted a plan to suspend the further development of Kingdom Boss during the first quarter of 2022, resulting in a change in the useful life of the assets associated with Kingdom Boss. The Company expects to record a non-cash impairment charge during the first quarter of 2022. As of December 31, 2021, the gross carrying amount of internal-use software associated with Kingdom Boss was $8.7 million and the total accumulated amortization was $0.1 million.

NOTE 9—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had $5.1 million in goodwill as of December 31, 2021 and December 31, 2020. Other than the Business Combination and reverse recapitalization described in Note 3—Business Combination, there were no business combinations during the years ended December 31, 2021 and 2020. There were no indicators of impairment as of December 31, 2021 and December 31, 2020.
Intangible Assets
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset other than goodwill:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Licenses	$19,000	$(1,245)	$17,755	$1,000	$(500)	$500
Trade names	1,240	(1,240)	—	1,240	(1,116)	124
	20,240	(2,485)	17,755	2,240	(1,616)	624
Nonamortizable intangible assets:
Marketing Agreement with MGM Resorts International	1,000	—	1,000	1,000	—	1,000
Total intangible assets	$21,240	$(2,485)	$18,755	$3,240	$(1,616)	$1,624
Intangible assets consist of trade names and long-term license agreements with various third parties. The Company entered into agreements with N3TWORK Inc. and The Tetris Company, LLC pursuant to which the Company acquired the rights to develop and operate Tetris®-branded mobile games for an initial term through August 2024. The Company paid N3TWORK Inc. $13.0 million at closing and agreed to pay up to an additional $34.0 million subject to satisfaction of certain conditions, of which $8.0 million was an Advance Payment (as defined in Note 15—Commitments and Contingencies). In addition, the Company will pay royalties to The Tetris Company, LLC, the licensor of the rights.
The aggregate amortization expense for amortizable intangible assets is reflected in “Depreciation and amortization” in the Consolidated Statements of Operations. During the years ended December 31, 2021, 2020, and 2019, amortization was $0.9 million, $0.7 million, and $1.4 million, respectively. There were no impairment charges for intangible assets for the years ended December 31, 2021, 2020, and 2019.
As of December 31, 2021, the estimated annual amortization expense for the years ended December 31, 2021 through 2025 is as follows:

Year Ending December 31,	Projected Amortization Expense
2022	$6,745
2023	6,645
2024	4,365
2025	—
2026	—
Total	$17,755

NOTE 10—WARRANT LIABILITIES
Public Warrants and Private Warrants
Upon the closing of the Business Combination, there were approximately 7.2 million publicly-traded redeemable warrants to purchase shares of Class A common stock (the "Public Warrants") and 3.8 million redeemable warrants to purchase shares of Class A common stock initially issued to the Sponsor in a private placement (the "Private Warrants") by Acies. Each whole Public Warrant entitles the registered holder to purchase one whole share of the Company’s Class A common stock at a price of $11.50 in cash per share, subject to adjustment as discussed below, as of October 27, 2021. Pursuant to the Warrant Agreement, a holder of Public Warrants may exercise the Public Warrants only for a whole number of shares of Class A common stock. The Public Warrants will expire 5 years after the completion of the Business Combination, or earlier upon redemption or liquidation. The Private Warrants are identical to the Public Warrants, except that the Private Warrants and the shares of Class A common stock issuable upon exercise of the Private Warrants were not transferable until after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are non-redeemable so long as they are held by the initial holder or any of its permitted transferees. If the Private Warrants are held by someone other than the initial holder or its permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The Private Warrants may be exercised on a cashless basis so long as held by the Sponsor or certain permitted transferees.
The Company may redeem the outstanding Public Warrants in whole, but not in part, at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20-trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the holders of the Public Warrants. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis. In no event will the Company be required to net cash settle the exercise of Public Warrants.
At December 31, 2021, there were approximately 7.2 million Public Warrants and 3.8 million Private Warrants outstanding. Refer to Note 6—Fair Value Measurement for further information.

NOTE 11—ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	December 31, 2021	December 31, 2020
MGM profit share buyout	$—	$20,000
Accrued payroll and vacation	5,696	4,860
Minimum guarantee liability	5,200	—
Other accruals	4,703	4,229
Total accrued liabilities	$15,599	$29,089
MGM Profit Share Buyout
As further described in Note 4—Related-Party Transactions to these consolidated financial statements, in October 2020, the Company and MGM agreed to amend the Marketing Agreement to terminate the profit share provision. In exchange, the Company agreed to remit to MGM a one-time payment of $20.0 million, payable on the earliest to occur of (i) the PIPE Financing, (ii) the date that the Company waives MGM’s commitment to participate in the PIPE Financing, or (iii) two years from the date of the MGM Amendment. At the Closing of the Business Combination, the Company satisfied all obligations related to the MGM profit share buyout.

NOTE 12—REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table summarizes the Company’s revenue disaggregated by type, and by over time or point in time recognition:

	Years Ended December 31,
	2021	2020	2019
Virtual currency (over time)(1)	$280,087	$268,137	$231,726
Advertising (point in time)	6,964	1,745	383
Other revenue (point in time)	$368	$—	$7,312
Total net revenue	$287,419	$269,882	$239,421

(1)Virtual currency is recognized over the estimated consumption period.

The following table summarizes the Company’s revenue disaggregated by geography:

	Years Ended December 31,
	2021	2020	2019
United States	$250,252	$228,568	$200,418
All other countries	37,167	41,314	39,003
Total net revenue	$287,419	$269,882	$239,421
Contract Balances
Contract assets represent the Company’s ability to bill customers for performance obligations completed under a contract. As of December 31, 2021 and December 31, 2020, there were no contract assets recorded in the Company’s consolidated balance sheet. The deferred revenue balance related to the purchase of virtual currency was immaterial as of December 31, 2021 and December 31, 2020. The opening and closing balance of trade receivables is further described in Note 5—Receivables.

NOTE 13—LONG-TERM DEBT
Credit Agreement
On June 24, 2021, in connection with the Closing, the Company terminated and replaced the Revolver (as defined below). The Company, a subsidiary of the Company, JPMorgan Chase Bank, N.A., as administrative agent and JPMorgan Chase Bank, N.A., Silicon Valley Bank and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers entered into a credit agreement (the “Credit Agreement”) which provides for a five-year revolving credit facility in an aggregate principal amount of $75.0 million. Borrowings under the Credit Agreement may be borrowed, repaid and re-borrowed by the Company, and are available for working capital, general corporate purposes, and permitted acquisitions.
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

The Credit Agreement includes customary reporting requirements, conditions precedent to borrowing and affirmative, negative and financial covenants. Specific financial covenants include the following, commencing with the quarter ended September 30, 2021:
•Maximum Net Leverage Ratio of 3.50:1.00 (subject to increase to 4.00:1.00 following consummation of certain material acquisitions)
•Minimum Fixed Charge Coverage Ratio of 1.25:1.00.
At issuance, the Company capitalized $0.7 million in debt issuance costs. As of December 31, 2021, the Company has not made any drawdowns on the Credit Agreement.
Private Venture Growth Capital Loan
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
During the year ended December 31, 2021 and in conjunction with the refinancing described above, the Company wrote off its remaining $0.1 million of debt issuance costs to "Interest income (expense), net" on the Consolidated Statements of Operations.
NOTE 14—INCOME TAXES
As of December 31, 2021, unremitted earnings in foreign subsidiaries are indefinitely reinvested. Should these earnings be distributed in the future in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to various jurisdictions. Due to the 2017 Tax Act, there is no U.S. federal tax on cash repatriation from foreign subsidiaries, but it could be subject to foreign withholding tax and U.S. state income taxes.
Income before income taxes by tax jurisdiction consists of the following:

	Years Ended December 31,
	2021	2020	2019
United States	$25,181	$8,738	$11,164
Foreign	(14,702)	2,398	6,425
Total income	$10,479	$11,136	$17,589
Provision for current and deferred income taxes consists of the following:

	Years Ended December 31,
	2021	2020	2019
Current tax expense:
Federal	$959	$945	$241
State	731	297	720
Foreign	396	791	665
Total current tax expense	$2,086	$2,033	$1,626

Deferred tax expense:
Federal	$1,443	$(3,045)	$1,997
State	(404)	(748)	55
Foreign	(3,383)	89	297
Total deferred tax expense	$(2,344)	$(3,704)	$2,349

Income tax expense (benefit)	$(258)	$(1,671)	$3,975

The difference between the actual rate and the federal statutory rate is as follows:

	Years Ended December 31,
	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
Foreign provision	0.6	(0.3)	(6.5)
State/province income tax	4.0	0.1	5.6
Stock compensation	(1.6)	(19.2)	7.5
Unrecognized tax benefits	8.9	—	—
Other effects of check-the-box election	—	(6.2)	0.2
Research credit	(11.0)	(11.5)	(5.9)
Adjustment to carrying value	1.5	(4.0)	(0.3)
Foreign tax credit	(4.6)	(9.1)	(0.7)
Valuation allowance	3.2	9.0	—
Foreign-derived intangible income deduction (FDII)	—	(2.7)	(1.1)
Non-deductible expenses-other	3.4	2.4	2.0
Foreign branch income	1.3	4.5	1.0
Fair value adjustment on warrants	(27.9)	—	—
Other	(1.3)	1.0	(0.2)
Effective tax rate	(2.5)%	(15.0)%	22.6%

Deferred tax assets and liabilities consist of the following:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$10,384	$—
Tax credit carryforwards	4,929	6,882
Accrued liabilities	785	5,576
Stock compensation	2,221	1,457
Charitable contribution	697	—
Deferred rent	41	74
Other	89	276
Total gross deferred tax assets	$19,146	$14,265
Less: Valuation allowance	(1,334)	(1,002)
Total deferred tax assets	$17,812	$13,263
Deferred tax liabilities:
Intangibles	176	185
Property and equipment	10,189	12,457
Prepaid taxes	1,165	482
Total deferred tax liabilities	$11,530	$13,124
Deferred tax assets (liability), net	$6,282	$139

Foreign tax credits can be carried forward to offset future U.S. taxable income subject to certain limitations for a period of 10 years. Foreign tax credits of $1.3 million will begin to expire in 2030. As of December 31, 2021, the Company had a full valuation allowance of $1.3 million on the foreign tax credit carryforward due to the uncertainty of future foreign source taxable income, primarily due to projected tax deductions associated with future exercises of non-qualified stock options. In making such determination, the Company considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, projected future foreign source income, tax planning strategies and recent financial operations. These assumptions required significant judgment about the forecasts of future taxable and foreign source income.
The following is a tabular reconciliation of the total amounts of deferred tax asset valuation allowance:

	Years Ended December 31,
	2021	2020
Balance at beginning of period	$1,002	$—
Charged to provision for income taxes	332	1,002
Balance at end of period	$1,334	$1,002

The Company had approximately $40.0 million of accumulated federal net operating loss as of December 31, 2021, which may be carried forward indefinitely to offset taxable income. The Company had approximately $0.6 million of federal research credit carryforwards as of December 31, 2021. The federal research credits are limited to a 20-year carryforward period and will expire starting in 2041.

The Company had tax effected state net operating loss carryforwards of approximately $1.9 million as of December 31, 2021, which will expire between 2036 and 2041. The Company had $3.1 million of California research credit carryforwards as of December 31, 2021, which may be carried forward indefinitely. The Company also had $0.6 million of Texas research credit carryforwards as of December 31, 2021, which may be carried forward for 20 years and will expire starting in 2037.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Years Ended December 31,
	2021	2020	2019
Balance at beginning of period	$—	$—	$—
Increases for tax positions of prior years	609	—	—
Increases for tax positions of current year	148	—	—
Settlements	(120)	—	—
Balance at end of period	$637	$—	$—
The Company has analyzed filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns and for all open tax years. As of December 31, 2021, the Company recorded approximately $0.6 million of unrecognized tax benefits, all of which would impact the effective tax rate, if recognized. The Company does not anticipate that its unrecognized tax benefits will materially change within the next 12 months. The Company’s policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax expense. As of December 31, 2021, income tax expense includes an accrual of $0.1 million for the payment of interest and penalties associated with unrecognized tax benefits.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, the Company is subject to examination for both U.S. federal and state tax returns for the years 2018 to present. In June 2020, the Company was notified by the Internal Revenue Service regarding an examination of the Company’s federal income tax return for the tax year ended December 31, 2017. The examination was concluded in late 2021 and resulted in an audit adjustment of $0.1 million. In late 2019, the Company was notified by the Israel Tax Authority that the Company’s Israel tax returns for the tax years ended December 31, 2016 through 2018 are under examination. The tax years 2016 through 2021 remain open to examination under the statute of limitations by the Israel Tax Authority for Israel. The tax years starting from 2018 remain open to examination by the Hong Kong Inland Revenue Department for Asia. For the remaining jurisdictions, the Company is subject to examination by tax authorities from the date the Company started operations in the respective foreign jurisdiction to present.

NOTE 15—COMMITMENTS AND CONTINGENCIES
Minimum Guarantee Liability
The following are the Company’s total minimum guaranteed obligations:

	Years Ended December 31,
	2021	2020
Minimum guarantee liability-current	$5,200	$100
Minimum guarantee liability-noncurrent	—	300
Total minimum guarantee obligations	$5,200	$400
Weighted-average remaining term (in years)	2.6	2.5
The following are the Company’s remaining expected future payments of minimum guarantee obligations as of December 31, 2021:

Year Ending December 31,	Minimum Guarantee Obligations
2022	$5,200
2023	—
2024	—
2025	—
2026	—
Total	$5,200
Leases
The Company leases both office space and office equipment and classifies these leases as either operating or capital leases for accounting purposes based upon the terms and conditions of the individual lease agreements. As of December 31, 2021, all leases were classified as operating leases and expire at various dates through 2027, with certain leases containing renewal option periods of two to five years at the end of the current lease terms.
The Company’s future minimum rental commitments as of December 31, 2021, are as follows:

Year Ending December 31,	Minimum Rental Commitments
2022	$4,200
2023	4,415
2024	4,349
2025	2,598
2026 and Thereafter	3,177
Total	$18,739
Certain lease agreements have rent escalation provisions over the lives of the leases. The Company recognizes rental expense based on a straight-line basis over the term of the leases. Rental expense was $4.7 million, $4.7 million, and $4.3 million for the years ended December 31, 2021, 2020, and 2019, respectively, which is included within “General and administrative” expenses in the Consolidated Statements of Operations.
N3TWORK, Inc.
On November 22, 2021, the Company entered into agreements with N3TWORK Inc. and The Tetris Company, LLC pursuant to which the Company acquired the rights to develop and operate Tetris®-branded mobile games for an initial term through August 2024. The Company paid N3TWORK Inc. $13.0 million at closing and agreed to pay up to an additional $34.0 million subject to satisfaction of certain conditions (the "Contingent Payments"). As of December 31, 2021, the Company advanced $8.0 million of the Contingent Payments (the "Advance Payment"). None of the Advance Payment was

considered earned as of December 31, 2021, which is included within "Other long-term assets" within the Consolidated Balance Sheets.
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

NOTE 16—STOCKHOLDERS’ EQUITY
The Consolidated Statements of Stockholders’ Equity reflect the reverse recapitalization as discussed in Note 3—Business Combination as of June 21, 2021. As Old PLAYSTUDIOS was deemed the accounting acquirer in the reverse recapitalization with Acies, all periods prior to the consummation date reflect the balances and activity of Old PLAYSTUDIOS. The consolidated balances and the audited consolidated financial statements of Old PLAYSTUDIOS, as of December 31, 2020, and the share activity and per share amounts in these Consolidated Statements of Stockholders' Equity were retroactively adjusted, where applicable, using the recapitalization exchange ratio of 0.233 for Old PLAYSTUDIOS common stock. Old PLAYSTUDIOS Series A Preferred Stock, Old PLAYSTUDIOS Series B Preferred Stock, Old PLAYSTUDIOS Series C-1 Preferred Stock, and Old PLAYSTUDIOS Series C Preferred Stock were deemed converted into shares of Old PLAYSTUDIOS common stock at a share conversion factor of 1.0 as a result of the reverse recapitalization. Old PLAYSTUDIOS warrants to purchase preferred stock were deemed exercised and the underlying shares converted based on the respective preferred stock conversion ratio. See Note 3—Business Combination for further discussion.
Common Stock
As of December 31, 2021, the Company was authorized to issue 2.0 billion and 25.0 million shares of Class A and Class B common stock, respectively. The Company had 110.1 million and 74.4 million shares of Class A common stock and 16.1 million and 19.0 million shares of Class B common stock issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.
Subject to the prior rights of the holders of any preferred stock, the holders of common stock are entitled to receive dividends out of the funds legally available at the times and in the amounts determined by the Company's Board of Directors. Each holder of Class A common stock is entitled to one vote for each share of Class A common stock held and each holder of Class B common stock is entitled to twenty votes for each share of Class B common stock held. After the full preferential amounts due to preferred stockholders have been paid or set aside, the remaining assets of the Company available for distribution to its stockholders, if any, are distributed to the holders of common stock ratably in proportion to the number of shares of common stock then held by each such holder. None of the Company’s common stock is entitled to preemptive rights and neither is subject to redemption. With the exception of the conversion of the Class B common stock into Class A common stock as described below, the Company’s common stock is not convertible into any other shares of the Company’s capital stock.
The shares of Class B common stock are subject to a “sunset” provision if any member of the Founder Group transfers shares of Class B common stock outside the Founder Group (except for certain permitted transfers). In the event of such non-permitted transfers, any share transferred will automatically convert into shares of Class A common stock. In addition, the outstanding shares of Class B common stock will be subject to a “sunset” provision by which all outstanding shares of Class B common stock will automatically convert into shares of Class A common stock (i) if holders representing a majority of the

Class B common stock vote to convert the Class B common stock into Class A common stock, (ii) if the Founder Group and its permitted transferees collectively no longer beneficially own at least 20% of the number of shares of Class B common stock collectively held by the Founder Group as of the Effective Time, or (iii) on the nine-month anniversary of the Founder’s death or disability, unless such date is extended by a majority of independent directors of the Company.
Accumulated Other Comprehensive Income
The following tables show a summary of changes in accumulated other comprehensive income:

	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance as of December 31, 2020	$481	$481
Foreign currency translation	(88)	(88)
Balance as of December 31, 2021	$393	$393

	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance as of December 31, 2019	$98	$98
Foreign currency translation	383	383
Balance as of December 31, 2020	$481	$481
Stock Repurchase Program
On November 10, 2021, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $50.0 million of the Company’s Class A common stock over a period of 12 months. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements, and other business considerations. As of December 31, 2021, the Company has not repurchased any Class A common stock under the stock repurchase program.

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
On June 17, 2021, the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”). The aggregate number of shares of common stock initially reserved for future issuance under the 2021 Plan is 16.7 million. The number of shares of common stock available under the 2021 Plan will increase annually on the first day of each calendar year, beginning with the calendar year ending December 31, 2022, with such annual increase equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on the last business day of the immediately preceding fiscal year and (ii) an amount determined by the Company's Board of Directors. As of December 31, 2021, the Company has not issued any awards under the 2021 Plan.
The 2021 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock awards, and performance awards to employees, officers, non-employee directors and independent contractors of the Company. The 2021 Plan became effective immediately upon the closing of the Merger and replaces the 2011 Plan.
Stock-Based Compensation
In connection with the Domestication and the Closing of the Business Combination, the Founder Group beneficially owned 16.1 million shares of Class B common stock, resulting in 74.6% of voting power of the Company. In addition, on the Closing Date of the Business Combination, the Founder Group was the beneficial owner of 2.2 million fully vested options underlying shares of Class B common stock, which accounted for all of Mr. Pascal's outstanding options on the Closing Date of the Business Combination. As a result of the Business Combination, the Founder Group has a controlling interest in the Company. As the Founder Group did not have control of Old PLAYSTUDIOS immediately prior to the Business Combination, and as Mr. Pascal is an employee of the Company, the incremental value resulting from the super vote premium is accounted for as incremental compensation costs. During the year ended December 31, 2021, the Company incurred $1.1 million of additional compensation expense related to the Founder Group's beneficial ownership interest in Class B common stock and the underlying vested options as of the Closing Date.
The following table summarizes stock-based compensation expense that the Company recorded in income (loss) from operations for the periods shown:

	Years Ended December 31,
	2021	2020	2019
Selling and marketing	$72	$94	$85
General and administrative	1,704	1,044	964
Research and development	2,679	2,381	4,835
Stock-based compensation expense	$4,455	$3,519	$5,884
Capitalized stock-based compensation	$657	$605	$912
Stock Options
All of the options granted under the 2011 Plan have time-based vesting periods vesting over a period of three to four years and a maximum term of 10 years from the grant date.
The following is a summary of stock option activity for time-based options for the year ended December 31, 2021 (in thousands, except weighted-average exercise price and remaining term):

	No. of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2020	18,093	$0.85
Granted	128	7.85
Exercised	(2,676)	0.90
Forfeited	(658)	1.90
Expired	(138)	1.63
Outstanding - December 31, 2021	14,749	0.85	6.3	$46,246
Unvested - December 31, 2021	3,875	0.88	7.5	12,299
Exercisable - December 31, 2021	10,874	0.84	5.8	33,947
The following table presents the weighted-average assumptions used to estimate the fair value of the stock options granted in the Company’s consolidated financial statements:

	For the Years Ended December 31,
	2021	2020	2019
Expected term (in years)	5.86	5.96	5.93
Expected volatility	51.24%	59.56%	70.00%
Risk-free interest rate range	0.54% – 0.60%	0.24% – 0.51%	1.54% – 2.59%
Dividend yield	0%	0%	0%
Grant-date fair value	$4.01	$0.60	$0.27

As of December 31, 2021, there was approximately $5.9 million of total unrecognized compensation expense related to stock options to employees. As of December 31, 2021, this cost is expected to be recognized over a remaining average period of 1.6. The total intrinsic value of stock options exercised under the provisions of the 2011 Plan during the years ended December 31, 2021, 2020, and 2019, was $17.6 million, $19.6 million, and $1.2 million, respectively.
Restricted Stock Units ("RSU(s)")
Subsequent to December 31, 2021, the Company granted total awards of 7.6 million RSUs to employees. The RSUs vest over time subject to continued employment and the fair value of RSUs is estimated on the grant date using the underlying share price. Total unrecognized compensation expense related to RSUs was $32.5 million and is expected to be recognized over a remaining average period of 2.7 years.

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
The following table sets forth the computation of basic and diluted net income attributable to Class A and Class B common stockholders per share (in thousands except per share data):

	Years Ended December 31,
	2021		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator
Net income attributable to common stockholders – basic	$9,182	$1,555	$10,191	$2,616	$10,819	$2,795
Potential dilutive effect of stock options	4	(4)	79	(79)	37	(37)
Net income attributable to common stockholders – diluted	$9,186	$1,551	$10,270	$2,537	$10,856	$2,758
Denominator
Weighted average shares of common stock outstanding - basic	95,588	16,130	73,940	18,977	73,462	18,977
Potential dilutive effect of stock options	11,229	1,951	8,819	1,467	3,914	678
Weighted average shares of common stock outstanding - dilutive	106,817	18,081	82,759	20,444	77,376	19,655
Net income attributable to common stockholders per share
Basic	$0.10	$0.10	$0.14	$0.14	$0.15	$0.15
Diluted	$0.09	$0.09	$0.12	$0.12	$0.14	$0.14

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
The following equity awards outstanding at the end of each period presented have been excluded from the computation of diluted net income per share of common stock for the periods presented due to their anti-dilutive effect:

	December 31, 2021	December 31, 2020	December 31, 2019
Stock options	—	79	6,478
Public Warrants	7,175	—	—
Private Warrants	3,821	—	—
Earnout Shares	15,000	—	—
	25,996	79	6,478

NOTE 19—EMPLOYEE BENEFIT PLAN
The Company offers a 401(k) retirement savings plan to eligible employees. Employee contributions are voluntary and made on a pretax basis subject to Internal Revenue Service limitations. The Company does not match any of the contributions made by its employees.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
As previously disclosed in our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2020, we identified a material weakness in our internal controls over financial reporting related to inaccurate accounting for the Public Warrants and Private Placement Warrants issued in connection with our initial public offering in October 2020.
A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness was related to our inability to apply proper accounting and reporting for our Public Warrants and Private Placement Warrants. Management identified this error after the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued in connection with our initial public offering in October 2020. This control deficiency resulted in us having to restate our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and if not remediated, could result in a material misstatement to future annual or interim consolidated financial statements that would not be prevented or detected.
Accordingly, management has determined that this control deficiency constitutes a material weakness.
Remediation of the Material Weakness in Internal Control over Financial Reporting
We are committed to maintaining a strong internal control environment and will make remediation efforts to improve our controls. With the oversight of senior management, after December 31, 2020, a plan to remediate the underlying cause of the material weakness and improve the design and operating effectiveness of internal control over financial reporting and our disclosure controls was developed and implemented. As of December 31, 2021, the remediation plan was completed and our management concluded that the material weakness was remediated.
Management's Report on Internal Control Over Financial Reporting
As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on June 21, 2021. The design of internal controls over financial reporting for the Company following the Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal controls over financial reporting as of December 31, 2021. Accordingly, we are excluding management's report on internal controls over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. In light of the foregoing, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive
Officer and Chief Financial Officer have concluded that such controls and procedures are, in fact, effective at providing such reasonable assurance.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2021 (the "2022 Proxy Statement"), and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be included in our 2022 Proxy Statement, which is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our 2022 Proxy Statement, which is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our 2022 Proxy Statement, which is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in our 2022 Proxy Statement, which is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.Financial Statements: The information concerning our financial statements and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, titled “Financial Statements and Supplementary Data.”
2.Financial Statement Schedules: No schedules are required.
3.The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of February 1, 2021, by and among Acies Acquisition Corp., Catalyst Merger Sub I, Inc., a wholly owned subsidiary of Acies Acquisition Corp., Catalyst Merger Sub II, LLC, a wholly owned subsidiary of Acies Acquisition Corp. and PlayStudios, Inc. (incorporated by reference to Exhibit 2.1 to Acies Acquisition Corp.’s Current Report on Form 8-K filed February 2, 2021).

3.1	Certificate of Incorporation of PLAYSTUDIOS, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 25, 2021).
3.2	Bylaws of PLAYSTUDIOS, Inc., effective as of June 21, 2021 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed June 25, 2021).
4.1
Specimen Class A Common Stock Certificate of PLAYSTUDIOS, Inc. (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-253135) filed March 26, 2021) (“Amendment No. 1 to the S-4”).

4.2
Warrant Agreement, dated October 22, 2020, between Acies Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to Acies Acquisition Corp.’s Current Report on Form 8-K filed October 27, 2020).

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to Acies Acquisition Corp.’s Current Report on Form 8-K filed February 2, 2021).
10.2
Sponsor Support Agreement, dated February 1, 2021, by and among Acies Acquisition LLC, Acies Acquisition Corp. and PlayStudios, Inc. (incorporated by reference to Exhibit 10.2 to Acies Acquisition Corp.’s Current Report on Form 8-K filed February 2, 2021).

10.3
Amended and Restated Registration Rights Agreement, dated as of June 21, 2021, by and among Acies Acquisition Corp., Acies Acquisition LLC, and certain stockholders of PLAYSTUDIOS, Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed June 25, 2021).

10.4^	PlayStudios, Inc. 2011 Omnibus Stock and Incentive Plan (as amended) (incorporated by reference to Exhibit 10.12 to the Amendment No. 1 to the S-4).
10.5^	Form of Stock Option Award Agreement under the PlayStudios, Inc. 2011 Omnibus Stock and Incentive Plan (as amended) (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the S-4).
10.6^	PLAYSTUDIOS, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed June 25, 2021).
10.7^	Form of Restricted Stock Unit Award Agreement under 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 12, 2021).
10.8^	PLAYSTUDIOS, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed June 25, 2021).
10.9^	Offer Letter dated December 17, 2018 from PlayStudios, Inc. to Joel Agena (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the S-4).
10.10^	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed June 25, 2021).
10.11
Marketing Agreement, dated April 13, 2011, between PlayStudios, Inc. and MGM Resorts International (the “Marketing Agreement”) (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the S-4).

10.12
Letter Agreement, dated July 13, 2011 between PlayStudios, Inc. and MGM Resorts International (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 (File No. 333-253135 filed May 10, 2021 (“Amendment No. 2 to the S-4”).

10.13	Corrective Amendment to Marketing Agreement, dated July 20, 2011 between PlayStudios, Inc. and MGM Resorts International. (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the S-4).

10.14	Third Amendment to Marketing Agreement, dated June 18, 2014 between PlayStudios, Inc. and MGM Resorts International. (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the S-4).
10.15	Fourth Amendment to Marketing Agreement, dated May 1, 2015 between PlayStudios, Inc. and MGM Resorts International. (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the S-4).
10.16	Fifth Amendment to Marketing Agreement, dated January 4, 2016 between PlayStudios, Inc. and MGM Resorts International. (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the S-4).
10.17	Sixth Amendment to Marketing Agreement, dated December 4, 2019 between PlayStudios, Inc. and MGM Resorts International. (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the S-4).
10.18	Seventh Amendment to Marketing Agreement, dated October 30, 2020 between PlayStudios, Inc. and MGM Resorts International (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the S-4).
10.19
Credit Agreement among PLAYSTUDIOS, Inc., PLAYSTUDIOS US, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders party thereto, dated June 24, 2021 (incorporated by reference to Exhibit 10.18 to Current Report on Form 8-K filed June 25, 2021).

10.20
Pledge and Security Agreement among PLAYSTUDIOS, Inc, PLAYSTUDIOS US, LLC and JPMorgan Chase Bank, N.A., as Administrative Agent, dated June 24, 2021 (incorporated by reference to Exhibit 10.19 to Current Report on Form 8-K filed June 25, 2021).

16.1	Letter from Marcum LLP to the Securities and Exchange Commission dated June 25, 2021 (incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed June 25, 2021).
21.1*	List of Subsidiaries.
31.1*
Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
^	Indicates management contract or compensatory plan
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, the State of Nevada on the 3rd day of March, 2022.

PLAYSTUDIOS, Inc.
Date:	March 3, 2022	By:	/s/ Andrew Pascal
		Name:	Andrew Pascal
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)
Each person whose signature appears below hereby constitutes and appoints each of Andrew Pascal and Scott Peterson, acting alone or together with another attorney-in-fact, as his or her true and lawful attorneys-in- fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Andrew Pascal	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	March 3, 2022
Andrew Pascal

/s/ Scott Peterson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2022
Scott Peterson

/s/ James Murren	Director	March 3, 2022
James Murren

/s/ Judy K. Mencher	Director	March 3, 2022
Judy K. Mencher

/s/ Jason Krikorian	Director	March 3, 2022
Jason Krikorian

/s/ Joe Horowitz	Director	March 3, 2022
Joe Horowitz

/s/ Steven J. Zanella	Director	March 3, 2022
Steven J. Zanella