Form 10-Q
period 2022-03-31
PLAYSTUDIOS, Inc.
filed 2022-05-06
CIK 1823878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-39652

PLAYSTUDIOS, Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-1802794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 29, 2022, there were 110,339,318 shares of Class A common stock, $0.0001 par value per share, and 16,130,300 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

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
◦our ability to implement business plans, forecasts, and other expectations, and identify and realize additional opportunities; and
◦the impact of the COVID-19 pandemic (including existing and possible future variants as well as vaccinations).
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
•our ability to successfully close and integrate acquisitions to contribute to our growth objectives; and
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors.

These forward-looking statements are based on our current plans, estimates and projections in light of information currently available to us, and are subject to known and unknown risks, uncertainties and assumptions about us, including those described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q, and in other filings that we make with the Securities and Exchange Commission (the “SEC”) from time to time, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In addition, the risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor or combination of risk factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are also not guarantees of performance. You should not put undue reliance on any forward-looking statements, which speak only as of the date hereof. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q whether as a result of new information, future events or otherwise.
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

PART I.    Financial Information
Item 1.        Financial Statements
PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$219,965	$213,502
Receivables	20,982	20,693
Prepaid expenses	3,456	5,059
Income tax receivable	1,827	2,117
Other current assets	1,188	413
Total current assets	247,418	241,784
Property and equipment, net	7,115	5,289
Internal-use software, net	35,622	43,267
Goodwill	5,059	5,059
Intangibles, net	17,068	18,755
Deferred income taxes	3,803	6,282
Other long-term assets	12,481	14,408
Total non-current assets	81,148	93,060
Total assets	$328,566	$334,844
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	8,759	7,793
Warrant liabilities	9,237	6,521
Accrued liabilities	16,769	15,599
Total current liabilities	34,765	29,913
Deferred income taxes	5,218	—
Other long-term liabilities	2,235	1,464
Total non-current liabilities	7,453	1,464
Total liabilities	$42,218	$31,377
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value (100,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021)	—	—
Class A common stock, $0.0001 par value (2,000,000 shares authorized, 110,339 and 110,066 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	11	11
Class B common stock, $0.0001 par value (25,000 shares authorized, 16,130 and 16,130 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively).	2	2
Additional paid-in capital	276,621	268,522
Retained earnings	9,327	34,539
Accumulated other comprehensive income	387	393
Total stockholders’ equity	286,348	303,467
Total liabilities and stockholders’ equity	$328,566	$334,844
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Net revenues	$70,451	$74,097
Operating expenses:
Cost of revenue(1)	21,033	24,488
Selling and marketing	20,540	17,000
Research and development	16,981	14,746
General and administrative	9,691	4,223
Depreciation and amortization	8,394	6,034
Restructuring and related	8,655	56
Total operating costs and expenses	85,294	66,547
(Loss) income from operations	(14,843)	7,550
Other (expense) income, net:
Change in fair value of warrant liabilities	(2,716)	—
Interest expense, net	(5)	(42)
Other income (expense), net	187	(242)
Total other expense, net	(2,534)	(284)
(Loss) income before income taxes	(17,377)	7,266
Income tax benefit (expense)	(7,835)	(1,348)
Net (loss) income	$(25,212)	$5,918
Net (loss) income per share attributable to Class A and Class B common stockholders:
Basic	$(0.20)	$0.06
Diluted	$(0.20)	$0.05
Weighted average shares of common stock outstanding:
Basic	126,337	93,809
Diluted	126,337	109,951

(1)Amounts exclude depreciation and amortization.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(25,212)	$5,918
Other comprehensive (loss) income:
Change in foreign currency translation adjustment(1)	(6)	(296)
Total other comprehensive (loss) income	(6)	(296)
Comprehensive (loss) income	$(25,218)	$5,622

(1)These amounts are presented gross of the effect of income taxes. The total change in foreign currency translation adjustment and the corresponding effect of income taxes are immaterial.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Retained Earnings
Balance as of December 31, 2020	162,596	$8	238,186	$12	—	$—	—	$—	$71,776	$481	$23,802	$96,079
Retroactive application of reverse recapitalization	(162,596)	(8)	(238,186)	(12)	74,421	8	18,977	2	10	—	—	—
Adjusted balance as of December 31, 2020	—	$—	—	$—	74,421	$8	18,977	$2	$71,786	$481	$23,802	96,079
Net income	—	—	—	—	—	—	—	—	—	—	5,918	5,918
Exercise of stock options	—	—	—	—	737	—	—	—	808	—	—	808
Stock-based compensation	—	—	—	—	—	—	—	—	1,109	—	—	1,109
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(296)	—	(296)
Balance as of March 31, 2021	—	$—	—	$—	75,158	$8	18,977	$2	$73,703	$185	$29,720	$103,618

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Retained Earnings
Balance as of December 31, 2021	—	$—	—	$—	110,066	$11	16,130	$2	$268,522	$393	$34,539	303,467
Net loss	—	—	—	—	—	—	—	—	—	—	(25,212)	(25,212)
Exercise of stock options	—	—	—	—	113	—	—	—	130	—	—	130
Issuance of vested restricted stock units	—	—	—	—	160	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	7,969	—	—	7,969
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(6)	—	(6)
Balance as of March 31, 2022	—	$—	—	$—	110,339	$11	16,130	$2	$276,621	$387	$9,327	$286,348

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(25,212)	$5,918
Adjustments:
Depreciation and amortization	8,394	6,034
Amortization of loan costs	34	20
Stock-based compensation expense	6,868	900
Change in fair value of warrant liabilities	2,716	—
Asset impairments	8,353	—
Deferred income tax expense	7,945	(110)
Other	(203)	242
Changes in operating assets and liabilities
Receivables	(203)	(10,311)
Prepaid expenses and other current assets	871	(164)
Income tax receivable	366	1,021
Accounts payable & accrued liabilities	1,926	1,220
Other	(270)	28
Net cash provided by operating activities	11,585	4,798
Cash flows from investing activities:
Purchase of property and equipment	(1,936)	(197)
Additions to internal-use software	(5,519)	(6,710)
Additions to notes receivable and other investments	—	(5,034)
Receipts of notes receivable	2,348	—
Net cash used in investing activities	(5,107)	(11,941)
Cash flows from financing activities:
Proceeds from stock option exercises	130	808
Payments for capitalized offering costs	—	(2,968)
Net cash provided by (used in) financing activities	130	(2,160)
Foreign currency translation	(145)	(149)
Net change in cash and cash equivalents	6,463	(9,452)
Cash and cash equivalents at beginning of period	213,502	48,927
Cash and cash equivalents at end of period	$219,965	$39,475
Supplemental cash flow disclosures:
Interest paid	$35	$27
Income taxes paid, net of refunds	244	487
Non-cash investing and financing activities:
Capitalization of stock-based compensation	$1,101	$209
Increase in property and equipment included in accounts payable and other long-term liabilities	656	—
Capitalization of deferred transaction costs included in accrued liabilities and accounts payable	—	263
Addition to note receivable included in accrued liabilities	—	2,500
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
PLAYSTUDIOS, Inc., formerly known as Acies Acquisition Corp. (the "Company” or "PLAYSTUDIOS"), was incorporated on August 14, 2020 as a Cayman Islands exempted company, and domesticated into a Delaware corporation on June 21, 2021 (the "Domestication"). The Company's legal name became PLAYSTUDIOS, Inc. following the closing of the Business Combination. The prior period financial information represents the financial results and conditions of Old PLAYSTUDIOS.
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
The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2021 have been applied consistently in these unaudited interim consolidated financial statements. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position as of March 31, 2022, and its results of operations for the three months ended March 31, 2022, and 2021, and cash flows for the three months ended March 31, 2022, and 2021. The Consolidated Balance Sheet as of December 31, 2021 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Company made certain reclassifications to the comparative balances in the condensed consolidated financial statements to conform with current year presentation.
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
Emerging Growth Company
At March 31, 2022, the Company qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company has taken and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has opted to take advantage of such extended transition period available to emerging growth companies which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company can adopt the new or revised standard at the time private companies adopt the new or revised standard. The Company did not lose its emerging growth company status on December 31, 2021. As a result, the Company does not expect to adopt any accounting pronouncements currently deferred based on private company standards until a year subsequent to 2022. The Company will reevaluate its eligibility to retain emerging growth company status at the end of its second quarter of 2022, and otherwise as required.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
For a discussion of our significant accounting policies and estimates, please refer to our 2021 Annual Report on Form 10-K filed on March 3, 2022.
Share-Based Compensation
The Company has a stock-based compensation program which provides for equity awards including time-based stock options and restricted stock units (“RSUs”). Stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period for the award. The Company records forfeitures as a reduction of stock-based compensation expense as those forfeitures occur.
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
The Company's dual class structure was created upon the Domestication (as defined in Note 1—Background and Basis of Presentation). The Class B common stock including Class B common stock underlying vested stock options, held by Mr. Andrew Pascal, the Company's Chairman and Chief Executive Officer, or his affiliates (the "Founder Group") carry a super vote premium. As the Founder Group did not have control of Old PLAYSTUDIOS prior to the Business Combination, and Mr. Pascal is an employee of the Company, the incremental value resulting from the super vote premium is accounted for as incremental compensation costs.

The Company utilized the market approach by observing other market participants with (i) dual class structures, (ii) super vote premiums for a single class and (iii) both classes trading on a national exchange. Based on the observed data, management selected a premium for the Class B common stock and the stock options held by members of the Founder Group.
The Company uses the estimated fair value of equity and associated per-share value at the time of grant to determine the compensation cost to be recognized associated with RSUs granted.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842). The amended guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities in the Consolidated Balance Sheets and disclosing key information about leasing arrangements. The adoption of this guidance is expected to result in a significant portion of the Company’s operating leases, where the Company is the lessee, to be recognized in the Company’s Consolidated Balance Sheets. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This guidance is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with earlier adoption permitted. The Company intends to first present the application of this guidance in its Annual Report on Form 10-K for the year ending December 31, 2022 with an effective date of January 1, 2022. The Company is currently evaluating the impact of adopting this guidance.
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
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The Company adopted this guidance prospectively on January 1, 2022. The adoption resulted in the Company not utilizing the prior exception under ASC 740-270-30-28 to the general methodology of calculating interim income taxes for the period ended March 31, 2022, but did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3—RELATED-PARTY TRANSACTIONS
The following table is a summary of balance sheet assets and liabilities from related parties:

	March 31, 2022	December 31, 2021	Financial Statement Line Item
Marketing Agreement	$1,000	$1,000	Intangibles, net
The Company did not have any revenues recognized from related parties during the three months ended March 31, 2022 and 2021.
The Company’s expenses recognized from related parties were immaterial during the three months ended March 31, 2022 and 2021.
MGM Resorts International (“MGM”)
MGM is a stockholder and MGM's Chief Commercial Officer also serves on the Company’s Board of Directors. MGM owned approximately 16.6 million and 16.6 million shares of the Company's outstanding Class A common stock as of March 31, 2022 and December 31, 2021, respectively.

Marketing Agreement
In April 2011, the Company entered into a joint marketing agreement with MGM (as amended, the “Marketing Agreement”) in exchange for assistance with marketing campaigns and the exclusive right to utilize MGM’s licensed marks and licensed copyrights for the development of certain of the Company’s social casino games. The initial term was for one year from the go-live date of the first such game in July 2012, with an automatic renewal provision for successive two-year terms based on the games meeting certain performance criteria. If the games do not achieve the specified performance criteria, the term will be automatically renewed for a one-year period and the right to utilize MGM’s licensed marks and copyrights will become non-exclusive. The non-exclusive term will be automatically renewed for successive one-year periods so long as the games meet certain other performance criteria. As consideration for the use of MGM’s intellectual property, the Company issued 19.2 million shares of its common stock representing 10% of its then-outstanding common stock; and in lieu of royalty payments, the Company agreed to pay MGM a profit share of: (i) during the exclusive term, a mid- to high-single digit percentage of cumulative net operating income, as defined in the Marketing Agreement, and (ii) during the non-exclusive term, a low- to mid-single digit percentage of cumulative net operating income. As further described in Note 8—Goodwill and Intangible Assets, the Marketing Agreement was recorded as an indefinite-lived intangible asset.
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
On June 21, 2021, the Company consummated the Business Combination and MGM participated in the PIPE Investment. In connection with the PIPE Investment, the Company recorded an equity contribution from MGM as a settlement of the $20.0 million liability. As of March 31, 2022, the $20.0 million liability was settled in full and no amount remained outstanding.
NOTE 4—RECEIVABLES
Receivables consist of the following:

	March 31, 2022	December 31, 2021
Trade receivables	$20,731	$20,540
Other receivables	251	153
Total receivables	$20,982	$20,693
Trade receivables generally represent amounts due to the Company from social and mobile platform operators, including Apple, Google, Amazon and Facebook. Trade receivables are recorded when the right to consideration becomes unconditional. No allowance for doubtful accounts was considered necessary as of March 31, 2022 and December 31, 2021.
Concentration of Credit Risk
As of March 31, 2022, Apple, Inc. and Google, Inc. accounted for 41.3% and 33.0% of the Company’s total receivables, respectively, while as of December 31, 2021, Apple, Inc. and Google, Inc. accounted for 43.0% and 34.6% of the Company’s total receivables, respectively. As of March 31, 2022 and December 31, 2021, the Company did not have any additional counterparties that exceeded 10% of the Company’s net accounts receivable.
During the year ended December 31, 2021, the Company entered into agreements pursuant to which the Company acquired the rights to develop and operate Tetris®-branded mobile games. As contemplated in the agreements, the Company agreed to an $8.0 million Advance Payment (as defined in Note 14—Commitments and Contingencies). If the Company and the counterparty fail to perform according to the terms of the agreements, the maximum amount of loss which the Company may incur is approximately $9.3 million, of which $8.0 million related to the Advance Payment is reported within the Other long-term assets line item on the Consolidated Balance Sheets.

NOTE 5—FAIR VALUE MEASUREMENT
The carrying values of the Company’s cash and cash equivalents, trade receivables and accounts payable approximate fair value due to their short maturities.
The following tables present the financial assets not measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Carrying Value	Estimated Fair Value	Fair Value Hierarchy	Financial Statement Line Item
Financial assets:
Notes receivable - current	$72	$72	Level 3	Receivables
Notes receivable - non-current	1,250	1,250	Level 3	Other long-term assets
Prepaid expenses - non-current	8,000	8,000	Level 3	Other long-term assets
Total financial assets	$9,322	$9,322

	December 31, 2021
	Carrying Value	Estimated Fair Value	Fair Value Hierarchy	Financial Statement Line Item
Financial assets:
Notes receivable - current	$8	$8	Level 3	Receivables
Notes receivable - non-current	$3,391	$3,391	Level 3	Other long-term assets
Prepaid expenses - non-current	$8,000	$8,000	Level 3	Other long-term assets
Total financial assets	$11,399	$11,399
The notes receivable are fixed-rate investments, are not traded and do not have observable market inputs, therefore, the fair value is estimated to be equal to the carrying value. The advance payment is not a traded asset and does not have observable market inputs, therefore, the fair value is estimated to be equal to the carrying value.
The following tables present the liabilities measured at fair value on a recurring basis, by input level, in the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$6,027	—	—	6,027
Private Warrants	—	3,210	—	3,210
Total financial liabilities	$6,027	$3,210	$—	$9,237

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$4,255	—	—	4,255
Private Warrants	—	2,266	—	2,266
Total financial liabilities	$4,255	$2,266	$—	$6,521

NOTE 6—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	March 31, 2022	December 31, 2021
Computer equipment	$8,943	8,819
Leasehold improvements	6,496	6,310
Purchased software	2,352	542
Furniture and fixtures	$2,300	$2,125
Construction in progress	911	721
Total property and equipment	21,002	18,517
Less: accumulated depreciation	(13,887)	(13,228)
Total property and equipment, net	$7,115	$5,289
The aggregate depreciation expense for property and equipment, net is reflected in “Depreciation and amortization” in the Consolidated Statements of Operations. During the three months ended March 31, 2022 and 2021, depreciation expense was $0.8 million and $0.7 million, respectively. No impairment charges or material write-offs were recorded for the three months ended March 31, 2022 and 2021.
Property and equipment, net by region consists of the following:

	March 31, 2022	December 31, 2021
United States	$3,281	$1,672
EMEA(1)	2,916	2,813
All other countries	918	804
Total property and equipment, net	$7,115	$5,289

(1)Europe, Middle East, and Africa (“EMEA”). Amounts primarily represent leasehold improvements of local office space and computer equipment.

NOTE 7—INTERNAL-USE SOFTWARE, NET
Internal-use software, net consists of the following:

	March 31, 2022	December 31, 2021
Internal-use software	$128,487	$130,942
Less: accumulated amortization	(92,865)	(87,675)
Total internal-use software, net	$35,622	$43,267
The aggregate amortization expense for internal-use software, net is reflected in "Depreciation and amortization" in the Consolidated Statements of Operations. During the three months ended March 31, 2022 and 2021, the Company capitalized internal-use software development costs of $6.6 million and $6.9 million. Total amortization expense associated with its capitalized internal-use software development costs for the three months ended March 31, 2022 and 2021 was $5.9 million and $5.2 million.
During the three months ended March 31, 2022, the Company adopted a plan to suspend the further development of Kingdom Boss, resulting in a change in the useful life of the assets associated with Kingdom Boss. The Company recorded a $8.4 million non-cash impairment charge during the first quarter of 2022 within "Restructuring and related" in the Consolidated Statement of Operations. There were no write-offs or impairment charges recorded for the three months ended March 31, 2021.

NOTE 8—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had $5.1 million in goodwill as of March 31, 2022 and December 31, 2021. There were no business combinations during the three months ended March 31, 2022 and 2021. There were no indicators of impairment as of March 31, 2022 and December 31, 2021.
Intangible Assets
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset other than goodwill:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Licenses	$19,000	$(2,932)	$16,068	$19,000	$(1,245)	$17,755
Trade names	1,240	(1,240)	—	1,240	(1,240)	—
	20,240	(4,172)	16,068	20,240	(2,485)	17,755
Nonamortizable intangible assets:
Marketing Agreement with a related party	1,000	—	1,000	1,000	—	1,000
Total intangible assets	$21,240	$(4,172)	$17,068	$21,240	$(2,485)	$18,755
Intangible assets consist of trade names and long-term license agreements with various third parties. In 2021, the Company entered into agreements with N3TWORK Inc. and The Tetris Company, LLC pursuant to which the Company acquired the rights to develop and operate Tetris®-branded mobile games for an initial term through August 2024. The Company paid N3TWORK Inc. $13.0 million at closing and agreed to pay up to an additional $34.0 million subject to satisfaction of certain conditions, of which $8.0 million was an Advance Payment (as defined in Note 14—Commitments and Contingencies). In addition, the Company will pay royalties to The Tetris Company, LLC, the licensor of the rights.
The aggregate amortization expense for amortizable intangible assets is reflected in “Depreciation and amortization” in the Consolidated Statements of Operations. During the three months ended March 31, 2022 and 2021, amortization was $1.7 million and $0.1 million, respectively. There were no impairment charges for intangible assets for the three months ended March 31, 2022 and 2021.
As of March 31, 2022, the estimated annual amortization expense for the years ending December 31, 2022 through 2026 is as follows:

Year Ending December 31,	Projected Amortization Expense
Remaining 2022	$5,059
2023	6,645
2024	4,364
2025	—
2026	—
Total	$16,068

NOTE 9—WARRANT LIABILITIES
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
At March 31, 2022, there were approximately 7.2 million Public Warrants and 3.8 million Private Warrants outstanding. Refer to Note 5—Fair Value Measurements for further information.
On April 1, 2022, the Company commenced (i) an offer to each holder of its outstanding Public Warrants and Private Warrants (collectively, the “Warrants”), each to purchase shares of its Class A common stock, par value $0.0001 per share, the opportunity to receive $1.00 in cash, without interest, for each outstanding Warrant tendered by the holder pursuant to the offer (the “Offer to Purchase”), and (ii) the solicitation of consents (the “Consent Solicitation”) from holders of the outstanding Warrants to amend the Warrant Agreement, dated as of October 22, 2020, by and between the Company (formerly Acies Acquisition Corp.) and Continental Stock Transfer & Trust Company, which governs all of the Warrants (the “Warrant Amendment”) (collectively the "Tender Offer"). If approved, the Warrant Amendment would permit the Company to redeem each outstanding Warrant for $0.90 in cash, without interest, which is 10% less than the purchase price applicable to the Offer to Purchase. The total amount of cash required to complete the Offer to Purchase, including the payment of any fees, expenses and other related amounts incurred in connection with the Offer to Purchase, will be approximately $11.9 million, all of which the Company will fund from its existing and available cash reserve, with no alternative plans to finance the purchase of the tendered Warrants.
NOTE 10—ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	March 31, 2022	December 31, 2021
Accrued payroll and vacation	5,626	5,696
Minimum guarantee liability	5,200	5,200
Other accruals	5,943	4,703
Total accrued liabilities	$16,769	$15,599

NOTE 11—REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table summarizes the Company’s revenue disaggregated by type, and by over time or point in time recognition:

	Three Months Ended March 31,
	2022	2021
Virtual currency (over time)(1)	$65,935	$73,226
Advertising (point in time)	4,075	871
Other revenue (point in time)	441	—
Total net revenue	$70,451	$74,097

(1)Virtual currency is recognized over the estimated consumption period.

The following table summarizes the Company’s revenue disaggregated by geography:

	Three Months Ended March 31,
	2022	2021
United States	$62,103	$64,074
All other countries	8,348	10,023
Total net revenue	$70,451	$74,097
Contract Balances
Contract assets represent the Company’s ability to bill customers for performance obligations completed under a contract. As of March 31, 2022 and December 31, 2021, there were no contract assets recorded in the Company’s consolidated balance sheet. The deferred revenue balance related to the purchase of virtual currency was immaterial as of March 31, 2022 and December 31, 2021. The opening and closing balance of trade receivables is further described in Note 4—Receivables.

NOTE 12—LONG-TERM DEBT
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
At issuance, the Company capitalized $0.7 million in debt issuance costs. As of March 31, 2022, the Company has not made any drawdowns on the Credit Agreement.
Private Venture Growth Capital Loans
On March 27, 2020, the Company entered into an agreement for a revolving credit facility (the “Revolver”) with Silicon Valley Bank. The Revolver was secured by the assets including intellectual property of the Company and matures on September 27, 2022. Borrowings under the Revolver may be borrowed, repaid and re-borrowed by the Company, and are available for working capital, general corporate purposes and permitted acquisitions. Up to $3.0 million of the Revolver may be used for letters of credit. On June 24, 2021, in connection with the Closing, the Company terminated and replaced the Revolver as described above.
NOTE 13—INCOME TAXES
The Company recorded an income tax expense of $7.8 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively. Our effective tax rate was (45.1)% for the three months ended March 31, 2022 compared to 18.5% for the three months ended March 31, 2021. The effective rate of (45.1)% differs from the federal statutory rate of 21% primarily due to the jurisdictional mix of earnings at differing tax rates, research and development tax credits, non-deductible stock compensation, and the effect of a valuation allowance on certain federal deferred tax assets.

NOTE 14—COMMITMENTS AND CONTINGENCIES
Minimum Guarantee Liability
The following are the Company’s total minimum guaranteed obligations as of:

	March 31, 2022	December 31, 2021
Minimum guarantee liability - current	5,200	5,200
Total minimum guarantee obligations	$5,200	$5,200
Weighted-average remaining contractual term (in years)	2.4	2.6
The following are the Company’s remaining expected future payments of minimum guarantee obligations as of March 31, 2022:

Year Ending December 31,	Minimum Guarantee Obligations
Remainder of 2022	$5,200
2023	—
2024	—
2025	—
2026	—
Total	$5,200
Leases
The Company leases both office space and office equipment and classifies these leases as either operating or capital leases for accounting purposes based upon the terms and conditions of the individual lease agreements. As of March 31, 2022, all leases were classified as operating leases and expire at various dates through 2027, with certain leases containing renewal option periods of two to five years at the end of the current lease terms.

The Company’s future minimum rental commitments as of March 31, 2022, are as follows:

Year Ending December 31,	Minimum Rental Commitments
Remaining 2022	$3,042
2023	4,415
2024	4,349
2025	2,598
2026 and thereafter	3,485
Total	$17,889
Certain lease agreements have rent escalation provisions over the lives of the leases. The Company recognizes rental expense based on a straight-line basis over the term of the leases. Rental expense was $1.1 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively, which is included within “General and administrative” expenses in the Consolidated Statements of Operations.
N3TWORK, Inc.
On November 22, 2021, the Company entered into agreements with N3TWORK Inc. and The Tetris Company, LLC pursuant to which the Company acquired the rights to develop and operate Tetris®-branded mobile games for an initial term through August 2024. The Company paid N3TWORK Inc. $13.0 million at closing and agreed to pay up to an additional $34.0 million subject to satisfaction of certain conditions (the "Contingent Payments"). As of March 31, 2022, the Company advanced $8.0 million of the Contingent Payments (the "Advance Payment"). None of the Advance Payment was considered earned as of March 31, 2022, which is included within "Other long-term assets" within the Consolidated Balance Sheets.
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
On April 6, 2022, a class action lawsuit was filed in the United Stated District Court, Northern District of California, by a purported Company shareholder in connection with alleged federal securities violations: Christian A. Felipe et. al. v. PLAYSTUDIOS, Inc. (the “Felipe Complaint”). The Felipe Complaint names the Company and Andrew Pascal, the Company’s Chairman and CEO as defendants. The Felipe Complaint alleges misrepresentations and omissions regarding the state of the Company’s development of the Kingdom Boss game and its financial projections and future prospects in the S-4 Registration Statement filed by Acies that was declared effective on May 25, 2021, the Proxy Statement filed by Acies on May 25, 2021, and other public statements that touted Old PLAYSTUDIOS’ and the Company’s financial performance and operations, including statements made on earnings calls and the Amended S-1 Registration Statement filed by the Company that was declared effective on July 30, 2021. The Felipe Complaint alleges that the misrepresentations and omissions resulted in stock price drops of 13% on August 12, 2021, and 5% on February 25, 2022, following (i) the Company’s release of financial results for the second quarter of 2021, ended on June 30, 2021, and (ii) the filing of the Company’s annual report for 2021 and issuance of a press release summarizing financial results for the fourth quarter and year ended December 31, 2021, respectively. The Felipe Complaint seeks an award of damages for an unspecified amount. The Company believes that the claims are without merit and the Company intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of this litigation. The Company is not able to reasonably estimate the probability or amount of loss and therefore has not made any accruals.

NOTE 15—STOCKHOLDERS’ EQUITY
The condensed consolidated statements of stockholders’ equity reflect the reverse recapitalization as discussed in Note 1—Background and Basis of Presentation as of June 21, 2021. As Old PLAYSTUDIOS was deemed the accounting acquirer in the reverse recapitalization with Acies, all periods prior to the consummation date reflect the balances and activity of Old PLAYSTUDIOS. The consolidated balances and the audited consolidated financial statements of Old PLAYSTUDIOS, as of December 31, 2020, and the share activity and per share amounts in these condensed consolidated statements of equity were retroactively adjusted, where applicable, using the recapitalization exchange ratio of approximately 0.233 for Old PLAYSTUDIOS common stock. Old PLAYSTUDIOS Series A Preferred Stock, Old PLAYSTUDIOS Series B Preferred Stock, Old PLAYSTUDIOS Series C-1 Preferred Stock, and Old PLAYSTUDIOS Series C Preferred Stock were deemed converted into shares of Old PLAYSTUDIOS common stock at a share conversion factor of 1.0 as a result of the reverse recapitalization. Old PLAYSTUDIOS warrants to purchase preferred stock were deemed exercised and the underlying shares converted based on the respective preferred stock conversion ratio.
Common Stock
As of March 31, 2022, the Company was authorized to issue 2.0 billion and 25.0 million shares of Class A and Class B common stock, respectively. The Company had 110.3 million and 110.1 million shares of Class A common stock and 16.1 million and 16.1 million shares of Class B common stock issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.
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
Accumulated Other Comprehensive Income
The following tables shows a summary of changes in accumulated other comprehensive income:

	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance as of December 31, 2021	$393	$393
Foreign currency translation	(6)	(6)
Balance as of March 31, 2022	$387	$387

	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance as of December 31, 2020	$481	$481
Foreign currency translation	(296)	(296)
Balance as of March 31, 2021	$185	$185
Stock Repurchase Program
On November 10, 2021, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $50.0 million of the Company’s Class A common stock over a period of 12 months. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements and other business considerations. As of March 31, 2022, the Company has not repurchased any Class A common stock under the stock repurchase program.

NOTE 16—STOCK-BASED COMPENSATION
2011 and 2021 Equity Incentive Plans
The Company has two equity incentive plans: Old PLAYSTUDIOS' 2011 Omnibus Stock and Incentive Plan (the “2011 Plan”) and the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock awards, and performance awards to employees, officers, non-employee directors and independent service providers of the Company. The 2021 Plan became effective immediately upon the closing of the Business Combination and replaces the 2011 Plan and no additional awards will be available under the 2011 Plan.
Each Old PLAYSTUDIOS stock option from the 2011 Plan that was outstanding immediately prior to the Business Combination and held by current employees or service providers, whether vested or unvested, was converted into an option to purchase approximately 0.233 shares of common stock (each such option, an “Exchanged Option”). Except as specifically provided in the Merger Agreement, following the Business Combination, each Exchanged Option continues to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Old PLAYSTUDIOS option immediately prior to the consummation of the Business Combination. All equity awards activity was retroactively restated to reflect the Exchanged Options.
The number of shares of common stock available under the 2021 Plan will increase annually on the first day of each calendar year, beginning with the calendar year ending December 31, 2022, with such annual increase equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on the last business day of the immediately preceding fiscal year and (ii) an amount determined by the Company's Board of Directors. If any award (or any award under the 2011 Plan) is forfeited, cancelled, expires, terminates or otherwise lapses or is settled in cash, in whole or in part, without the delivery of Class A common stock or Class B common stock, then the shares (including both the Class A common stock and Class B common stock) covered by such forfeited, expired, terminated or lapsed award shall again be available as shares for grant under the 2021 Plan.
As of March 31, 2022, the Company has 15.7 million shares of Class A common stock reserved for issuance under the 2021 Plan.

Stock-Based Compensation
The following table summarizes stock-based compensation expense that the Company recorded in income (loss) from operations for the periods shown:

	Three Months Ended March 31,
	2022	2021
Selling and marketing	$319	$21
General and administrative	3,149	383
Research and development	3,400	496
Stock-based compensation expense	$6,868	$900
Capitalized stock-based compensation	$1,101	$209
Stock Options
All of the options granted under the 2011 Plan have time-based vesting periods vesting over a period of three to four years and a maximum term of 10 years from the grant date.
The following is a summary of stock option activity for time-based and performance-based options for the three months ended March 31, 2022 (in thousands, except weighted-average exercise price and remaining term):

	No. of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2021	14,749	$0.85
Granted	—	—
Exercised	(113)	1.15
Forfeited	(85)	2.06
Expired	(64)	1.74
Outstanding - March 31, 2022	14,487	0.84	6.0	$58,490
Unvested - March 31, 2022	3,141	0.85	7.3	12,803
Exercisable - March 31, 2022	11,346	0.83	5.6	45,687
As of March 31, 2022, there was approximately $4.9 million of total unrecognized compensation expense related to stock options to employees. As of March 31, 2022, this cost is expected to be recognized over a remaining average period of 1.4 years. The total intrinsic value of stock options exercised under the provisions of the 2011 Plan during the three months ended March 31, 2022 and 2021, was $0.4 million and $4.9 million, respectively.
Restricted Stock Units ("RSUs")
During the three months ended March 31, 2022, the Company approved the issuance of 7.9 million RSUs. Generally, RSUs are granted using a three or four year vesting schedule, either vesting pro rata annually or a cliff vest over the requisite service period, subject to continued employment. Except as provided in an award agreement between the Company and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested awards as of the date of termination will be forfeited. RSUs settle for outstanding shares of the Company’s Class A common stock upon vesting.
During the three months ended March 31, 2022, the Company accelerated the first year vesting for several employees, resulting in 0.2 million RSUs vesting during the same period.
The following is a summary of RSU activity for the three months ended March 31, 2022:

No. of RSUs
Outstanding - December 31, 2021	—
Granted	7,871
Vested	(160)
Forfeited	(21)
Outstanding - March 31, 2022	7,690

As of March 31, 2022, there was approximately $26.0 million of total unrecognized compensation expense related to RSUs granted to employees and this cost is expected to be recognized over a remaining average period of 2.6 years.

NOTE 17—NET (LOSS) INCOME PER SHARE
Basic net (loss) income per share is computed by dividing net (loss) income attributable to Class A and Class B common stockholders by the weighted-average number of shares of each respective class of common stock outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income attributable to Class A and Class B common stockholders by the weighted-average number of each respective class of common stock outstanding, including the potential dilutive securities. For the calculation of diluted net (loss) income per share, net (loss) income attributable to Class A and Class B common stockholders is adjusted to reflect the potential effect of dilutive securities.
As result of the reverse recapitalization, the Company has retroactively adjusted the weighted average shares outstanding prior to the Business Combination to give effect to the Exchange Ratio used to determine the number of shares of common stock into which they were converted.
The following table sets forth the computation of basic and diluted net (loss) income attributable to Class A and Class B common stockholders per share (in thousands except per share data):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021

	Class A	Class B	Class A	Class B
Numerator
Net (loss) income attributable to common stockholders – basic	$(21,992)	$(3,220)	$4,721	$1,197
Potential dilutive effect of stock options	—	—	72	(72)
Net (loss) income attributable to common stockholders – diluted	$(21,992)	$(3,220)	$4,793	$1,125
Denominator
Weighted average shares of common stock outstanding - basic	110,207	16,130	74,832	18,977
Potential dilutive effect of stock options	—	—	14,220	1,922
Weighted average shares of common stock outstanding - diluted	110,207	16,130	89,052	20,899
Net (loss) income attributable to common stockholders per share
Basic	$(0.20)	$(0.20)	$0.06	$0.06
Diluted	$(0.20)	$(0.20)	$0.05	$0.05

For the periods presented above, the net (loss) income per share amounts are the same for Class A and Class B common stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Certificate of Incorporation. The undistributed (losses) earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common stock as if the (losses) earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed (losses) earnings are allocated on a proportionate basis.
The following equity awards outstanding at the end of each period presented have been excluded from the computation of diluted net (loss) income per share of common stock for the periods presented due to their anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Stock options	14,486	206
RSUs	7,690	—
Public Warrants	7,175	—
Private Warrants	3,821	—
Earnout Shares	15,000	—
	48,172	206

NOTE 18—EMPLOYEE BENEFIT PLAN
The Company offers a 401(k) retirement savings plan to eligible employees. Employee contributions are voluntary and made on a pretax basis subject to Internal Revenue Service limitations. Beginning in the second quarter of 2022, the Company will provide a match a percentage of employee contributions up to certain limits.

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
Overview
We are a developer and publisher of free-to-play casual games for mobile and social platforms each of which incorporate our unique playAWARDS loyalty program. Over our ten-year history, we developed a portfolio of free-to-play social casino games that are considered to be among the most innovative and unique in the genre. They include the award-winning POP! Slots, myVEGAS Slots, my KONAMI Slots, myVEGAS Blackjack, myVEGAS Bingo and MGM Slots Live. Our games are based on original content, real-world slot game content, as well as third-party licensed brands and are downloadable and playable for free on multiple social and mobile-based platforms, including the Apple App Store, Google Play Store, Amazon Appstore, and Facebook.
Each of our games is powered by our proprietary playAWARDS program and incorporates loyalty points that are earned by players as they engage with our games. These loyalty points enable our players to earn real-world rewards from a portfolio of entertainment, retail, technology, travel, leisure, and gaming brands across the globe. The rewards are provided by our collection of awards partners, all of whom provide their rewards at no cost to us, in exchange for product integration, marketing support, and participation in our loyalty program. The program is enabled by our playAWARDS platform which consists of a robust suite of tools that enable our awards partners to manage their rewards in real time, measure the value of our players’ engagement, and gain insight into the effectiveness and value they derive from the program. Through our self-service platform, awards partners can launch new rewards, make changes to existing offers, and in real time see how players are engaging with their brands. The platform tools also provide awards partners the ability to measure the off-line value our players generate as consumers and patrons of their real-world establishments.
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
Non-GAAP Measures
Adjusted EBITDA (“AEBITDA”) and AEBITDA Margin
Adjusted EBITDA, or AEBITDA, as used herein, is a non-GAAP financial performance measure that is presented as a supplemental disclosure and is reconciled to net (loss) income as the most directly comparable GAAP measure. We define AEBITDA as net (loss) income before interest, income taxes, depreciation and amortization, restructuring and related costs (consisting primarily of severance and other restructuring related costs), stock-based compensation expense, changes in fair value of warrant liabilities and other income and expense items (including special infrequent items, foreign currency gains and losses, and other non-cash items). We also use AEBITDA Margin, another non-GAAP measure, which we calculate as the percentage of AEBITDA to revenue.
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

The following table sets forth the reconciliation of AEBITDA and AEBITDA Margin to net (loss) income and net (loss) income margin, the most directly comparable GAAP measure (in thousands, except percentages).

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(25,212)	$5,918
Depreciation & amortization	8,394	6,034
Income tax expense	7,835	1,348
Stock-based compensation expense	6,868	900
Change in fair value of warrant liability	2,716	—
Restructuring and related(1)	8,655	56
Other(2)	(182)	284
AEBITDA	9,074	14,540

GAAP Revenue	70,451	74,097

Margin as a % of revenue
Net (loss) income margin	(35.8)%	8.0%
AEBITDA Margin	12.9%	19.6%

(1)Amounts reported during the three months ended March 31, 2022 and 2021 consist of severance-related costs and amounts reported during the three months ended March 31, 2022 consist of (i) non-cash impairment charge related to the suspension of Kingdom Boss development, (ii) fees related to potential mergers and acquisitions, and (iii) fees related to the Tender Offer for the Warrants.
(2)Amounts reported in “Other” include interest expense, interest income, gains/losses from equity investments, foreign currency gains/losses, and non-cash gains/losses on the disposal of assets.

Results of Operations
Summarized Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Net revenue	$70,451	$74,097	$(3,646)	(4.9)%
Operating expenses	85,294	66,547	18,747	28.2%
Operating (loss) income	(14,843)	7,550	(22,393)	(296.6)%
Net (loss) income	(25,212)	5,918	(31,130)	(526.0)%
AEBITDA	9,074	14,540	(5,466)	(37.6)%
Net (loss) income margin	(35.8)%	8.0%	(43.8)	(547.5)%
AEBITDA margin	12.9%	19.6%	(6.7)	(34.2)%

Revenue and Key Performance Indicators (in thousands, except percentages and ARPDAU)

	Three Months Ended March 31,
	2022	2021	Change	% Change
Virtual currency	$65,935	$73,226	$(7,291)	(10.0)%
Advertising	4,075	871	3,204	367.9%
Other revenue	441	—	441	N/A
Net revenue	$70,451	$74,097	$(3,646)	(4.9)%

Average DAU	1,555	1,259	296	23.5%
Average MAU	6,913	3,733	3,180	85.2%
Average DPU	31	36	(5)	(13.9)%
Average Daily Payer Conversion	2.0%	2.9%	(0.9pp)	(31.0)%
ARPDAU (in dollars)	$0.50	$0.65	$(0.15)	(23.1)%
pp = percentage points
Revenue information by geography is summarized as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	Change	% Change
United States	$62,103	$64,073	$(1,970)	(3.1)%
North America (excluding United States)	3,691	4,146	(455)	(11.0)%
Other	4,657	5,878	(1,221)	(20.8)%
Net revenue	$70,451	$74,097	$(3,646)	(4.9)%
Net revenue decreased $3.6 million, or 4.9%, to $70.5 million during the three months ended March 31, 2022 compared to $74.1 million during the three months ended March 31, 2021. The decrease is a result of $7.3 million decrease in virtual currency primarily driven by decreases in DPU and ARPDAU despite overall increases in DAU and MAU, partially offset by an increase of $3.2 million in advertising revenue. DAU and MAU increased 23.5% and 85.2% respectively compared to three months ended March 31,2021, driven by the addition of new applications, Tetris and MGM Slots Live. Our daily conversion rate and ARPDAU both decreased compared to three months ended March 31, 2021 due to addition of high-volume, low-monetizing Tetris application diluting both metrics.
Operating Expenses
The following table summarizes our consolidated operating expenses for each applicable period (in thousands, except percentages):

	Three Months Ended March 31,				% of Revenue
	2022	2021	$ Change	% Change	2022	2021
Operating expenses:
Cost of revenue	$21,033	$24,488	$(3,455)	(14.1)%	29.9%	33.0%
Selling and marketing	20,540	17,000	3,540	20.8%	29.2%	22.9%
Research and development	16,981	14,746	2,235	15.2%	24.1%	19.9%
General and administrative	9,691	4,223	5,468	129.5%	13.8%	5.7%
Depreciation and amortization	8,394	6,034	2,360	39.1%	11.8%	8.2%
Restructuring expenses	8,655	56	8,599	15355.4%	12.3%	0.1%
Total operating expenses	$85,294	$66,547	$18,747	28.2%	121.1%	89.8%
Cost of Revenue
Cost of revenue decreased by $3.5 million, or 14.1%, to $21.0 million during the three months ended March 31, 2022 compared to $24.5 million during the three months ended March 31, 2021, primarily due to the decrease in virtual currency revenue which decreased our platform fees. As a percentage of revenue, cost of revenue decreased from 33.0% for the three months ended March 31, 2021 to 29.9% for the three months ended March 31, 2022. The decrease was primarily related to an increase in advertising revenue which does not incur platform fees, and a reduction in royalty expenses associated with our revenue.
Selling and Marketing
Selling and marketing expenses increased by $3.5 million, or 20.8%, to $20.5 million during the three months ended March 31, 2022 compared to $17.0 million during the three months ended March 31, 2021. The increase was primarily due to increased user acquisition costs of $2.7 million, primarily related to MGM Slots Live, $0.2 million of catch up stock based compensation related to certain RSU grants,and marketing payroll of $0.2 million. As a percentage of revenue, selling and marketing expenses increased from 22.9% for the three months ended March 31, 2021 to 29.2% for the three months ended March 31, 2022.
Research and Development
Research and development expenses increased by $2.2 million, or 15.2%, to $17.0 million during the three months ended March 31, 2022 compared to $14.7 million during the three months ended March 31, 2021. The increase was primarily due to $2.6 million of catch up stock based compensation related to certain RSU grants, offset by a decrease of $1.4 million outside services related to development of Kingdom Boss and myVEGAS Bingo.
General and Administrative
General and administrative expenses increased by $5.5 million, or 129.5%, to $9.7 million during the three months ended March 31, 2022 compared to $4.2 million during the three months ended March 31, 2021. The increase was primarily due to $1.9 million of catch up stock based compensation related to certain RSU grants, $1.0 million related to D&O insurance, and $1.0 million in additional payroll expense.
Depreciation and Amortization
Depreciation and amortization expenses increased by $2.4 million, or 39.1%, to $8.4 million during the three months ended March 31, 2022 compared to $6.0 million during the three months ended March 31, 2021. The increase was primarily due to the launch of myVEGAS Bingo in March 2021 and the addition of Tetris in November 2021. See Note 7—Internal-Use Software, Net in our condensed consolidated financial statements.
Restructuring Expenses
Restructuring expenses increased by $8.6 million from the three months ended March 31, 2021 to the three months ended March 31, 2022. The increase is due to the non-cash impairment charge related to the suspension of Kingdom Boss development, fees related to merger and acquisition expenses, and fees related to the Tender Offer for the Warrants.
Other Expense, Net
The following table summarizes our consolidated non-operating expense for each applicable period (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Change in fair value of warrant liabilities	$(2,716)	$—	$(2,716)	N/A
Interest expense	(5)	(42)	37	88.1%
Other (expense) income	187	(242)	429	(177.3)%
Total other expense, net	$(2,534)	$(284)	$(2,250)	792.3%
The change in fair value of warrant liabilities is related to the warrants discussed in Note 7—Warrant Liabilities to our consolidated financial statements herein. Interest expense is related to the unused commitment fees and debt issue costs associated with the Credit Agreement and the Private Venture Growth Capital Loan, respectively, as discussed in Note 12—

Long-Term Debt to our consolidated financial statements herein. Other (expense) income primary relates to gains or (losses) from equity investments and gains or (losses) from foreign currency transactions with our foreign subsidiaries.
Provision for Income Taxes
Provision for income taxes resulted in a tax expense of $7.8 million for the three months ended March 31, 2022, compared to a tax expense of $1.3 million for the three months ended March 31, 2021 Our effective tax rate was (45.1)% for the three months ended March 31, 2022 compared to our statutory tax rate of 21%. Our effective tax rate was increased by 56.8% for R&D tax credits, 24.5% for foreign tax deductions, and 6.2% for the Vietnam tax exemption. Our effective tax rate was decreased by 5.9% for the recognition of estimated state taxes, 44.7% for non-deductible stock options, 17.2% for other non-deductible expenses, and 76.4% for foreign branch income.
Liquidity and Capital Resources
As of March 31, 2022, we had cash and cash equivalents of $220.0 million, which consisted of cash on hand and money market mutual funds. Historically, we have funded our operations, including capital expenditures, primarily through cash flow from operating activities. We believe that our existing cash and cash equivalents, the cash generated from operations, the borrowing capacity under our Credit Agreement, and the cash we obtained as a result of the Business Combination and related PIPE Financing will be sufficient to fund our operations and capital expenditures for the foreseeable future. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure, or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds or we may decide to do so opportunistically.
Debt
On June 24, 2021, in connection with the Closing, Old PLAYSTUDIOS terminated and replaced its then existing revolving credit facility with Silicon Valley Bank (the “Revolver”). We, one of our subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent and JPMorgan Chase Bank, N.A., Silicon Valley Bank and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers entered into a credit agreement (the “Credit Agreement”) which provides for a five year revolving credit facility in an aggregate principal amount of $75 million. Borrowings under the Credit Agreement may be borrowed, repaid and re-borrowed by us, and are available for working capital, general corporate purposes and permitted acquisitions. Commitment fees and interest rates are determined on the basis of either a Eurodollar rate or an Alternate Base Rate plus an applicable margin. The applicable margins are initially 2.50%, in the case of Eurodollar loans, and 1.50%, in the case of Alternate Base Rate loans. The applicable margin is subject to adjustment based upon our Total Net Leverage Ratio (as defined in the Credit Agreement). Eurodollar rates and the Alternate Base Rate are subject to floors of 0.00% and 1.00%, respectively. The Credit Agreement contains various affirmative and negative financial and operational covenants applicable to us and our subsidiaries. We are also obligated to comply with two financial maintenance covenants as of the end of each fiscal quarter, commencing with the quarter ended September 30, 2021: (i) we must maintain a Total Net Leverage Ratio not to exceed 3.50:1.00 (subject to increase to 4.00:1.00 following consummation of certain material acquisitions) and (ii) we must maintain a Fixed Charge Coverage Ratio of not less than 1.25:1.00. As of March 31, 2022, we have not drawn any amounts under the Credit Agreement.

Cash Flows
The following tables present a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$11,585	$4,798
Net cash used in investing activities	(5,107)	(11,941)
Net cash provided by (used in) financing activities	130	(2,160)
Effect of exchange rate on cash and cash equivalents	(145)	(149)
Increase (decrease) in cash and cash equivalents	6,463	(9,452)
Operating Activities
During the three months ended March 31, 2022, operating activities provided $11.6 million of net cash as compared to $4.8 million during the three months ended March 31, 2021. The increase in cash provided from operating activities was primarily due to a favorable change in operating assets and liabilities, including the decrease in accounts receivable of $10.1 million due to timing fluctuations in receivables collection.
Investing Activities
Our investing activities are composed of cash used for game development and purchase of property and equipment.
During the three months ended March 31, 2022, investing activities used $5.1 million of net cash as compared to $11.9 million during the three months ended March 31, 2021. The decrease in investing activities was due to the purchase of $5.0 million in notes receivable from a third-party game developer during the three months ended March 31, 2021. During the three months ended March 31, 2022, we received $2.3 million of notes receivable. In addition, during the three months ended March 31, 2022, we purchased an additional $1.7 million of property and equipment related to the expansion of our international studios compared to the three months ended March 31, 2021.
Financing Activities
Our cash flow from financing activities primarily consists of proceeds from the exercise of stock options.
During the three months ended March 31, 2022, financing activities provided $0.1 million of net cash as compared to $2.2 million of cash used in financing activities during the three months ended March 31, 2021. The change in cash provided by (used in) financing activities was due to $3.0 million of cash payments for the Business Combination made during March 31, 2021, offset by a decrease of $0.7 million of net proceeds from the exercise of stock options during the three months ended March 31, 2022.
Contractual Obligations, Commitments, and Contingencies
As of March 31, 2022, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Except as described in Note 2—Summary of Significant Accounting Policies, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K, filed with the SEC on March 3, 2022.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, investment risk, and foreign currency risk as follows:
Interest Rate Risk
Our exposures to market risk for changes in interest rates relate primarily to our Credit Agreement. The Credit Agreement and our Revolver are floating rate facilities. Therefore, fluctuations in interest rates will impact the amount of interest expense we incur and have to pay. We did not have any borrowings outstanding under our Credit Agreement or Revolver at March 31, 2022 and December 31, 2021, respectively
We do not purchase or hold any derivative financial instruments for trading purposes.
Investment Risk
We had cash and cash equivalents including restricted cash and cash equivalents totaling $220.0 million and $213.5 million as of March 31, 2022 and December 31, 2021, respectively. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents primarily consist of cash deposits and money market funds. We do not enter into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would have increased or decreased our interest income for a twelve-month period by an immaterial amount.
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
However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses as well as leases and certain other operating expenses, are denominated in New Israeli Shekels, or NIS. We also have foreign currency risks related to our operating expenses denominated in currencies other than the U.S. Dollar, including the Hong Kong Dollar, Euro, Serbian Dinar, and Vietnamese Dong. Accordingly, changes in exchange rates in the future may negatively affect our future operating results as expressed in U.S. Dollars.
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company's CEO and CFO have concluded that, as of the period covered by this report, the Company's disclosure controls and procedures were effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings
From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding legal proceedings and other claims in which we are involved, see Note 14—Commitments and Contingencies.
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
•We are party to existing litigation and may in the future be subject to additional litigation in the operation of our business. These matters may divert the attention of our management from the operations of our business. In addition, an adverse outcome in one or more proceedings could adversely affect our business.

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
•Warrants for our Class A common stock and Earnout Shares and Sponsor Shares may become issuable or vest, each of which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. While the Company has offered to purchase each of its Warrants in the Tender Offer, the Company does not expect that all of the Warrants will be tendered for purchase in the Tender Offer.
•The price of our Class A common stock and Public Warrants may be volatile.
•We do not intend to pay cash dividends for the foreseeable future.
•Future resales of our Class A common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
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
Although we have a portfolio of entertainment, retail, technology, travel, leisure, and gaming brands across the globe providing rewards through our playAWARDS program, MGM has historically provided a substantial amount of such rewards and the majority of the rewards redeemed through our playAWARDS program for the year ended December 31, 2021 were offered by MGM. Under the terms of our marketing agreement and rewards agreement with MGM, MGM has discretion over the types and quantities of rewards and whether to make any rewards available for a particular game, and MGM may discontinue any rewards previously made available. The terms of our marketing agreement with MGM requires us to meet certain performance criteria for it to be automatically renewed, and if we fail to meet those performance criteria, MGM could terminate both the marketing agreement and the rewards agreement. If we fail to meet our required performance criteria under the marketing agreement, we could also lose certain intellectual property rights that we license from MGM under the marketing agreement and which we use as creative assets in our games. In the event that MGM offers fewer or less attractive rewards for our games or if we fail to achieve the required performance milestones and MGM decides not to renew our agreements, our business and financial results could be materially and adversely affected.
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
In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy as a whole, inflation, unemployment, consumer debt levels, geopolitical events and other challenges affecting the global economy, including the ongoing COVID-19 pandemic, disruption of supply chains and conflicts between Ukraine and Russia may adversely affect consumer confidence or cause a reduction to our players’ disposable income or our awards partners’ budgets resulting in fewer or less desirable rewards to be offered to our players. In addition, inflation’s impact on our operating expenses may affect profitability to the extent that additional costs are not recoverable through increased cost of player acquisition for our games. Any one of these changes could materially and adversely affect our business, financial condition, results of operations, or prospects.
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
So long as more than 50% of the voting power for the election of directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of the Nasdaq corporate governance standards. As of March 31, 2022, the Founder Group controlled approximately 74.7% of the combined voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards and are not subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board of Directors selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. As of the date of this Quarterly Report on Form 10-Q, we do not utilize any of these exemptions, however, should we later choose to do so, you may not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements.
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
Shares of our Class B common stock are entitled to twenty (20) votes per share, while shares of our Class A common stock are entitled to one (1) vote per share. Mr. Pascal and his affiliated entities included in the Founder Group hold all of the issued and outstanding shares of our Class B common stock. Accordingly, as of March 31, 2022, the Founder Group, including Mr. Pascal, beneficially owned approximately 9.8% of the outstanding shares of our common stock and approximately 74.7% of the combined voting power of our outstanding shares of our common stock, and accordingly is able to control matters submitted to our stockholders for approval, including the election of directors, amendments to our organizational documents and any merger, consolidation, sales of all or substantially all of our assets or other major corporate transactions. Mr. Pascal may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and may ultimately affect the market price of shares of our Class A common stock.
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
On March 2, 2021, a lawsuit was filed in the Superior Court of California, Los Angeles County, by a purported Acies shareholder in connection with the Business Combination: McCart v. Acies Acquisition Corp., et al. (Sup. Ct. L.A. County) (the “McCart Complaint”). The McCart Complaint names Acies and members of Acies’ board of directors as defendants. The McCart Complaint alleges breaches of fiduciary duties against members of Acies’ board of directors and aiding and abetting the board of directors’ alleged breaches of fiduciary duties against Acies. The McCart Complaint also alleges that the registration statement is materially deficient and omits and/or misrepresents material information including, among other things, certain financial information, certain details regarding Acies’ financial advisors, and other information relating to the background of the Business Combination. The McCart Complaint generally seeks to enjoin the Business Combination or in the event that it is consummated, recover damages.
Another purported Acies shareholder sent a demand letter on February 19, 2021 (the “Demand”), making similar allegations as those made in the Complaint and demanding additional disclosure regarding the Business Combination.
On April 6, 2022, a class action lawsuit was filed in the United Stated District Court, Northern District of California, by a purported Company shareholder in connection with alleged federal securities violations: Christian A. Felipe et. al. v. PLAYSTUDIOS, Inc. (the “Felipe Complaint”). The Felipe Complaint names the Company and Andrew Pascal, the Company’s Chairman and CEO as defendants. The Felipe Complaint alleges misrepresentations and omissions regarding the state of the Company’s development of the Kingdom Boss game and its financial projections and future prospects in the S-4 Registration Statement filed by Acies that was declared effective on May 25, 2021, the Proxy Statement filed by Acies on May 25, 2021, and other public statements that touted Old PLAYSTUDIOS’ financial performance and operations, including statements made on earnings calls and the Amended S-1 Registration Statement filed by the Company that was declared effective on July 30, 2021. The Felipe Complaint alleges that the misrepresentations and omissions resulted in stock price drops of 13% on August 12, 2021, and 5% on February 25, 2022, following (i) the Company’s release of financial results for the second quarter of 2021, ended on June 30, 2021, and (ii) the filing of the Company’s annual report for 2021 and issuance of a press release summarizing financial results for the fourth quarter and year ended December 31, 2021, respectively. The Felipe Complaint seeks an award of damages for an unspecified amount.
While the McCart Complaint was voluntarily dismissed by the plaintiff on August 6, 2021, and we have not received any further communications relating to the Demand, additional lawsuits may be filed against Acies, Old PLAYSTUDIOS or us or our directors and officers in connection with the Business Combination.
Defending the Felipe Complaint and any such additional lawsuits could require any of the above entities to incur significant costs and draw the attention of the management team away from the daily operations of our business. Further, the defense or settlement of any lawsuit or claim may also adversely affect our business, financial condition, results of operations, and cash flows.
Warrants may be exercised for our Class A common stock and Earnout Shares and Sponsor Shares may become issuable or vest, each of which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
Outstanding Warrants to purchase an aggregate of 10,996,631 shares of our Class A common stock became exercisable in accordance with the terms of the Warrant Agreement governing those securities on October 27, 2021. The exercise price of these Warrants is $11.50 per share. While the Company has offered to purchase each of its Warrants in the Tender Offer, the
Company does not expect that all of the Warrants will be tendered for purchase in the Tender Offer. In addition, up to 15,000,000 Earnout Shares of our common stock may be issued and up to 900,000 Sponsor Shares may vest and become unrestricted upon the closing price of the Class A common stock exceeding $12.50 and $15.00 per share, respectively, for any 20 trading days within any 30-trading day window commencing on or after November 18, 2021 and ending no later than June 21, 2026 (the Earnout Shares will also vest based on the price targets in connection with a sale of our company). To the extent the Warrants, which are not tendered for purchase in the Tender Offer, are exercised and such shares are issued or become unrestricted, additional shares of our Class A common stock will be issued or become eligible for resale, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our Class A common stock.
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
As a result, included on our balance sheet as of March 31, 2022 contained elsewhere in this Quarterly Report on Form 10-Q are derivative liabilities related to embedded features contained within the Warrants. ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the Warrants each reporting period during which any Warrants remain outstanding and that the amount of such gains or losses could be material.

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
Pursuant to the Sponsor Support Agreement and the Bylaws and subject to certain exceptions, the holders of: (i) the shares of our common stock issued as consideration pursuant to the Business Combination, (ii) any Old PLAYSTUDIOS Options; (iii) the shares of our common stock underlying the Old PLAYSTUDIOS Options; (iv) Sponsor Shares or (v) Private Warrants, in each case, are restricted from selling or transferring any of the securities described in clauses (i), (ii), (iii), (iv) or (v) (the “Lock-Up Securities”). Such restrictions began at the Closing and will end on June 21, 2022, except that as of December 20, 2021, an amount of Lock-Up Securities equal to the lesser of (A) 5% of the Lock-Up Securities held by each holder of Lock-Up Securities and (B) 50,000 Lock-Up Securities held by each holder of Lock-Up Securities, was no longer subject to the transfer restrictions.
However, following the expiration of such lock-up, the Sponsor and the Old PLAYSTUDIOS stockholders will not be restricted from selling shares of our Class A common stock held by them, other than by applicable securities laws. Additionally, the PIPE Investors were not restricted from selling any of their shares of our Class A common stock, other than by applicable securities laws. As such, sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. As of March 31, 2022, the Sponsor and the Old PLAYSTUDIOS stockholders collectively owned approximately 63.2% of the outstanding shares of our common stock (not including the shares of our Class A common stock issued in the PIPE Financing).
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
In connection with the Tender Offer, the holders of the Public Warrants tendering their Public Warrants for purchase by the Company will be consenting to an amendment to the Warrant Agreement which, if approved by the holders of at least 65% of the outstanding Public Warrants, will permit the Company to redeem the Public Warrants for $0.90 in cash per Public
Warrant, which is 10% less than the purchase price for the Tender Offer.

We may redeem the Public Warrants prior to their exercise at a time that is disadvantageous to the holders of Public Warrants.
In addition to the Company’s right to redeem the Public Warrants for $0.90 in cash per Public Warrant if an amendment to the Warrant Agreement is approved by the holders of at least 65% of the outstanding Public Warrants in connection with the Tender Offer, we have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant if, among other things, the last reported sale price of our Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the holders of the Public Warrants equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations, and the like). If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Public Warrants as set forth above even if the holders are otherwise unable to exercise the Public Warrants. Redemption of the outstanding Public Warrants as described above could force the holders of Public Warrants to: (i) exercise the Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) sell the Public Warrants at the then-current market price when they might otherwise wish to hold their warrants; or (iii) accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, we expect would be substantially less than the market value of the Public Warrants. None of the Private Warrants will be redeemable by us (subject to limited exceptions) so long as they are held by our Sponsor or its permitted transferees.
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

Item 6.        Exhibits
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

PLAYSTUDIOS, Inc.

Date:	May 5, 2022	By:	/s/ Andrew Pascal
		Name:	Andrew Pascal
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2022	By:	/s/ Scott Peterson
		Name:	Scott Peterson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)