Form 10-Q
period 2022-06-30
PLAYSTUDIOS, Inc.
filed 2022-08-09
CIK 1823878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 5, 2022, there were 112,667,058 shares of Class A common stock, $0.0001 par value per share, and 16,130,300 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Quarterly Report on Form 10-Q, about our future financial performance, strategy, expansion plans, future operations, future operating results, estimated revenues, losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “goal,” “project” or the negative of such terms or other similar expressions.
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

PART I.    Financial Information
Item 1.        Financial Statements
PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$220,638	$213,502
Receivables	18,483	20,693
Prepaid expenses	2,092	5,059
Income tax receivable	1,805	2,117
Other current assets	986	413
Total current assets	244,004	241,784
Property and equipment, net	8,331	5,289
Internal-use software, net	35,385	43,267
Goodwill	5,059	5,059
Intangibles, net	15,382	18,755
Deferred income taxes	11,111	6,282
Other long-term assets	13,387	14,408
Total non-current assets	88,655	93,060
Total assets	$332,659	$334,844
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	6,524	7,793
Warrant liabilities	8,266	6,521
Accrued liabilities	19,973	15,599
Total current liabilities	34,763	29,913
Other long-term liabilities	2,306	1,464
Total liabilities	$37,069	$31,377
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value (100,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021)	—	—
Class A common stock, $0.0001 par value (2,000,000 shares authorized, 111,883 and 110,066 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	11	11
Class B common stock, $0.0001 par value (25,000 shares authorized, 16,130 and 16,130 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively).	2	2
Additional paid-in capital	280,756	268,522
Retained earnings	14,830	34,539
Accumulated other comprehensive (loss) income	(9)	393
Total stockholders’ equity	295,590	303,467
Total liabilities and stockholders’ equity	$332,659	$334,844
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues	$68,353	$70,822	$138,804	$144,919
Operating expenses:
Cost of revenue(1)	20,921	23,032	41,954	47,520
Selling and marketing	19,547	24,187	40,087	41,187
Research and development	14,470	17,296	31,451	32,042
General and administrative	9,208	12,378	18,899	16,601
Depreciation and amortization	8,288	6,898	16,682	12,932
Restructuring and related	1,517	20	10,172	76
Total operating costs and expenses	73,951	83,811	159,245	150,358
Loss from operations	(5,598)	(12,989)	(20,441)	(5,439)
Other (expense) income, net:
Change in fair value of warrant liabilities	(821)	110	(3,537)	110
Interest income (expense), net	212	(107)	207	(149)
Other (expense) income, net	(548)	113	(361)	(129)
Total other (expense) income, net	(1,157)	116	(3,691)	(168)
Loss before income taxes	(6,755)	(12,873)	(24,132)	(5,607)
Income tax benefit	12,258	5,838	4,423	4,490
Net income (loss)	$5,503	$(7,035)	$(19,709)	$(1,117)
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$0.04	$(0.07)	$(0.16)	$(0.01)
Diluted	$0.04	$(0.07)	$(0.16)	$(0.01)
Weighted average shares of common stock outstanding:
Basic	127,187	99,297	126,765	97,251
Diluted	146,197	99,297	126,765	97,251

(1)Amounts exclude depreciation and amortization.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$5,503	$(7,035)	$(19,709)	$(1,117)
Other comprehensive income (loss):
Change in foreign currency translation adjustment(1)	(396)	209	(402)	(87)
Total other comprehensive income (loss)	(396)	209	(402)	(87)
Comprehensive income (loss)	$5,107	$(6,826)	$(20,111)	$(1,204)

(1)These amounts are presented gross of the effect of income taxes. The total change in foreign currency translation adjustment and the corresponding effect of income taxes are immaterial.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Retained Earnings
Balance as of March 31, 2021	162,596	$8	241,347	$12	—	$—	—	$—	$73,693	$185	$29,720	$103,618
Retroactive application of reverse recapitalization	(162,596)	(8)	(241,347)	(12)	75,158	8	18,977	2	10	—	—	—
Adjusted balance as of March 31, 2021	—	$—	—	$—	75,158	$8	18,977	$2	$73,703	$185	$29,720	103,618
Net loss	—	—	—	—	—	—	—	—	—	—	(7,035)	(7,035)
Business Combination & PIPE Financing	—	—	—	—	32,968	3	(2,847)	—	185,997	—	—	186,000
Exercise of stock options	—	—	—	—	1,497	—	—	—	1,091	—	—	1,091
Stock-based compensation	—	—	—	—	—	—	—	—	2,140	—	—	2,140
Other comprehensive loss	—	—	—	—	—	—	—	—	—	209	—	209
Balance as of June 30, 2021	—	$—	—	$—	109,623	$11	16,130	$2	$262,931	$394	$22,685	$286,023

Balance as of December 31, 2020	162,596	$8	238,186	$12	—	$—	—	$—	$71,776	$481	$23,802	96,079
Retroactive application of reverse recapitalization	(162,596)	(8)	(238,186)	(12)	74,422	8	18,977	2	10	—	—	—
Adjusted balance as of December 31, 2020	—	$—	—	$—	74,422	$8	18,977	$2	$71,786	$481	$23,802	96,079
Net loss	—	—	—	—	—	—	—	—	—	—	(1,117)	(1,117)
Business Combination & PIPE Financing	—	—	—	—	32,968	3	(2,847)	—	185,997	—	—	186,000
Exercise of stock options	—	—	—	—	2,233	—	—	—	1,899	—	—	1,899
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,249	—	—	3,249
Other comprehensive income	—	—	—	—	—	—	—	—	—	(87)	—	(87)
Balance as of June 30, 2021	—	$—	—	$—	109,623	$11	16,130	$2	$262,931	$394	$22,685	$286,023

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Retained Earnings
Balance as of March 31, 2022	—	$—	—	$—	110,339	$11	16,130	$2	$276,621	$387	$9,327	286,348
Net income	—	—	—	—	—	—	—	—	—	—	5,503	5,503
Exercise of stock options	—	—	—	—	673	—	—	—	558	—	—	558
Issuance of vested restricted stock units	—	—	—	—	871	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	3,577	—	—	3,577
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(396)	—	(396)
Balance as of June 30, 2022	—	$—	—	$—	111,883	$11	16,130	$2	$280,756	$(9)	$14,830	$295,590

Balance as of December 31, 2021	—	$—	—	$—	110,066	$11	16,130	$2	$268,522	$393	$34,539	303,467
Net loss	—	—	—	—	—	—	—	—	—	—	(19,709)	(19,709)
Exercise of stock options	—	—	—	—	786	—	—	—	689	—	—	689
Issuance of vested restricted stock units	—	—	—	—	1,031	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	11,545	—	—	11,545
Other comprehensive income	—	—	—	—	—	—	—	—	—	(402)	—	(402)
Balance as of June 30, 2022	—	$—	—	$—	111,883	$11	16,130	$2	$280,756	$(9)	$14,830	$295,590

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(19,709)	$(1,117)
Adjustments:
Depreciation and amortization	16,682	12,932
Amortization of loan costs	68	196
Stock-based compensation expense	10,008	2,929
Change in fair value of warrant liabilities	3,537	(110)
Asset impairments	8,353	—
Deferred income tax expense	(4,567)	(2,290)
Other	(120)	131
Changes in operating assets and liabilities
Receivables	2,429	(9,270)
Prepaid expenses and other current assets	2,480	(3,495)
Income tax receivable	262	5,189
Accounts payable & accrued liabilities	1,912	9,836
Other	(393)	206
Net cash provided by operating activities	20,942	15,137
Cash flows from investing activities:
Purchase of property and equipment	(4,028)	(491)
Additions to internal-use software	(10,403)	(13,153)
Additions to notes receivable and other investments	—	(7,533)
Proceeds from notes receivable	2,348	—
Net cash used in investing activities	(12,083)	(21,177)
Cash flows from financing activities:
Proceeds from stock option exercises	689	1,899
Payment for tender offer of warrants	(1,792)	—
Net proceeds from Business Combination	—	185,722
Other	—	(406)
Net cash (used in) provided by financing activities	(1,103)	187,215
Foreign currency translation	(620)	(201)
Net change in cash and cash equivalents	7,136	180,974
Cash and cash equivalents at beginning of period	213,502	48,927
Cash and cash equivalents at end of period	$220,638	$229,901
Supplemental cash flow disclosures:
Interest paid	$73	$53
Income taxes paid, net of refunds	72	465
Non-cash investing and financing activities:
Capitalization of stock-based compensation	$1,537	$320
Additions to other investments	1,000	—
Increase in property and equipment included in accounts payable and other long-term liabilities	824	—
Reduction of notes receivable in exchange for internal-use software	—	1,495
Settlement of MGM Profit Share liability through the issuance of shares of Class A common stock	—	20,000
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
The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2021 have been applied consistently in these unaudited interim consolidated financial statements. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position as of June 30, 2022, and its results of operations for the three and six months ended June 30, 2022, and 2021, and cash flows for the six months ended June 30, 2022, and 2021. The Consolidated Balance Sheet as of December 31, 2021 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Company made certain reclassifications to the comparative balances in the condensed consolidated financial statements to conform with current year presentation.
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

Emerging Growth Company
At June 30, 2022, the Company qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company has taken and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has opted to take advantage of such extended transition period available to emerging growth companies which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company can adopt the new or revised standard at the time private companies adopt the new or revised standard. The Company did not lose its emerging growth company status on December 31, 2021. As a result, the Company does not expect to adopt any accounting pronouncements currently deferred based on private company standards until a year subsequent to 2022. The Company will reevaluate its eligibility to retain emerging growth company status at the end of its second quarter of 2023, and otherwise as required.
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
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The Company adopted this guidance prospectively on January 1, 2022. The adoption resulted in the Company not utilizing the prior exception under ASC 740-270-30-28 to the general methodology of calculating interim income taxes for the period ended June 30, 2022, but did not have a material impact on the Company’s condensed consolidated financial statements.

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
•as a result of the Mergers, among other things, each outstanding share of common stock of Old PLAYSTUDIOS (“PlayStudios Common Stock”) and each outstanding share of preferred stock of Old PLAYSTUDIOS (“PlayStudios Preferred Stock” and, together with the "PlayStudios Common Stock," the "Old PLAYSTUDIOS Stock") as of the effective time of the First Merger (the “Effective Time”) were cancelled in exchange for the following:
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
(2)Includes 0.9 million shares of Class A common stock, held by Acies Acquisition, LLC (the "Sponsor") that are subject to forfeiture if certain earnout conditions are not satisfied, as the shares are issued and outstanding as of the Closing of the Business Combination. The 0.9 million shares do not have voting rights until the Earnout Triggering Event has occurred.
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
The Company incurred approximately $1.4 million of expenses primarily related to advisory, legal and accounting fees in conjunction with the Business Combination. Of this, $0.1 million and $1.3 million were recorded in general and administrative expenses on the consolidated statements of operations for the three and six months ended June 30, 2022, respectively.
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

The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows for the six months ended June 30, 2021:

Cash - Acies Trust and cash (net of redemptions)	$101,965
Cash - PIPE	230,000
Less: Cash consideration	(102,020)
Less: Transaction costs	(44,775)
Net Business Combination and PIPE Financing	$185,170
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
WonderBlocks Asset Acquisition
On August 2, 2022, playBLOCKS, Inc., a newly formed wholly-owned subsidiary of the Company ("playBLOCKS") entered into an agreement with WonderBlocks Labs, Inc. (“WonderBlocks"), which provides tools for the development of a play-to-earn loyalty platform for digital entertainment on the Ethereum blockchain, pursuant to which playBLOCKS acquired substantially all of the assets of WonderBlocks. playBLOCKS paid WonderBlocks $2.0 million less Indebtedness (borrowed money and accrued interest, including debt to the Company) at closing and agreed to pay up to an additional $3 million subject to the satisfaction of certain product and financial milestones. We believe this acquisition will allow us to enhance our playAWARDS model with new Web3 features and capabilities. We are currently in the process of finalizing the accounting for this transaction and expect to complete our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the third quarter of 2022.
NOTE 4—RELATED-PARTY TRANSACTIONS
The following table is a summary of balance sheet assets and liabilities from related parties:

	June 30, 2022	December 31, 2021	Financial Statement Line Item
Marketing Agreement	$1,000	$1,000	Intangibles, net
The Company did not have any revenues recognized from related parties during the three and six months ended June 30, 2022 and 2021.
In connection with the Business Combination and in accordance with the Merger Agreement, during the three months ended June 30, 2021, the Company paid $2.5 million to PLAYSTUDIOS Impact Fund, formerly known as myCause Charitable Foundation, a 501(c)(3) foundation established and administered by certain members of management of the Company.
The Company’s expenses recognized from related parties were immaterial during the three and six months ended June 30, 2022 and 2021.
MGM Resorts International (“MGM”)
MGM is a stockholder and MGM's Chief Commercial Officer also serves on the Company’s Board of Directors. MGM owned approximately 16.6 million and 16.6 million shares of the Company's outstanding Class A common stock as of June 30, 2022 and December 31, 2021, respectively.
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
NOTE 5—RECEIVABLES
Receivables consist of the following:

	June 30, 2022	December 31, 2021
Trade receivables	$18,106	$20,540
Other receivables	377	153
Total receivables	$18,483	$20,693
Trade receivables generally represent amounts due to the Company from social and mobile platform operators, including Apple, Google, Amazon and Facebook. Trade receivables are recorded when the right to consideration becomes unconditional. No allowance for doubtful accounts was considered necessary as of June 30, 2022 and December 31, 2021.
Concentration of Credit Risk
As of June 30, 2022, Apple, Inc. and Google, Inc. accounted for 43.7% and 31.3% of the Company’s total receivables, respectively, while as of December 31, 2021, Apple, Inc. and Google, Inc. accounted for 43.0% and 34.6% of the Company’s total receivables, respectively. As of June 30, 2022 and December 31, 2021, the Company did not have any additional counterparties that exceeded 10% of the Company’s accounts receivable.
During the year ended December 31, 2021, the Company entered into agreements pursuant to which the Company acquired the rights to develop and operate Tetris®-branded mobile games. As contemplated in the agreements, the Company agreed to an $8.0 million Advance Payment (as defined in Note 15—Commitments and Contingencies). If the Company and the counterparty fail to perform according to the terms of the agreements, the maximum amount of loss which the Company may incur is approximately $8.2 million, of which $8.0 million related to the Advance Payment is reported within the Other long-term assets line item on the Consolidated Balance Sheets.

NOTE 6—FAIR VALUE MEASUREMENT
The carrying values of the Company’s cash and cash equivalents, trade receivables and accounts payable approximate fair value due to their short maturities.
The following tables present the financial assets not measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Carrying Value	Estimated Fair Value	Fair Value Hierarchy	Financial Statement Line Item
Financial assets:
Notes receivable - current	$67	$67	Level 3	Receivables
Notes receivable - non-current	1,249	1,249	Level 3	Other long-term assets
Prepaid expenses - non-current	8,000	8,000	Level 3	Other long-term assets
Total financial assets	$9,316	$9,316

	December 31, 2021
	Carrying Value	Estimated Fair Value	Fair Value Hierarchy	Financial Statement Line Item
Financial assets:
Notes receivable - current	$8	$8	Level 3	Receivables
Notes receivable - non-current	3,391	3,391	Level 3	Other long-term assets
Prepaid expenses - non-current	8,000	8,000	Level 3	Other long-term assets
Total financial assets	$11,399	$11,399
The notes receivable are fixed-rate investments, are not traded and do not have observable market inputs, therefore, the fair value is estimated to be equal to the carrying value. The Advance Payment is not a traded asset and does not have observable market inputs, therefore, the fair value is estimated to be equal to the carrying value.
The following tables present the liabilities measured at fair value on a recurring basis, by input level, in the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$4,834	—	—	4,834
Private Warrants	—	3,432	—	3,432
Total financial liabilities	$4,834	$3,432	$—	$8,266

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$4,255	—	—	4,255
Private Warrants	—	2,266	—	2,266
Total financial liabilities	$4,255	$2,266	$—	$6,521

NOTE 7—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	June 30, 2022	December 31, 2021
Computer equipment	$9,252	$8,819
Leasehold improvements	6,179	6,310
Purchased software	3,798	542
Furniture and fixtures	2,238	2,125
Construction in progress	1,378	721
Total property and equipment	22,845	18,517
Less: accumulated depreciation	(14,514)	(13,228)
Total property and equipment, net	$8,331	$5,289
The aggregate depreciation expense for property and equipment, net is reflected in “Depreciation and amortization” in the Consolidated Statements of Operations. During the three months ended June 30, 2022 and 2021, depreciation expense was $1.0 million and $0.7 million, respectively, and during the six months ended June 30, 2022 and 2021, depreciation expense was $1.8 million and $1.4 million, respectively. No impairment charges or material write-offs were recorded for the three and six months ended June 30, 2022 and 2021.
On July 29, 2022, the Company purchased the real property located at 10150 Covington Cross Drive, Las Vegas, Nevada, 89144 for approximately $5 million. The property was previously leased by the Company and has been the location of the U.S. headquarters of the Company since March of 2017. The property will be held in a newly formed subsidiary of the Company, PLAYPROPERTIES, LLC. The lease on the property was terminated upon the closing of the purchase.
Property and equipment, net by region consists of the following:

	June 30, 2022	December 31, 2021
United States	$4,177	$1,672
EMEA(1)	3,142	2,813
All other countries	1,012	804
Total property and equipment, net	$8,331	$5,289

(1)Europe, Middle East, and Africa (“EMEA”). Amounts primarily represent leasehold improvements of local office space and computer equipment.

NOTE 8—INTERNAL-USE SOFTWARE, NET
Internal-use software, net consists of the following:

	June 30, 2022	December 31, 2021
Internal-use software	$133,807	$130,942
Less: accumulated amortization	(98,422)	(87,675)
Total internal-use software, net	$35,385	$43,267
The aggregate amortization expense for internal-use software, net is reflected in "Depreciation and amortization" in the Consolidated Statements of Operations. During the three months ended June 30, 2022 and 2021, the Company capitalized internal-use software development costs of $5.3 million and $8.1 million, and during the six months ended June 30, 2022 and 2021, the Company capitalized internal-use software development costs of $11.9 million and $15.0 million, respectively. Total amortization expense associated with its capitalized internal-use software development costs for the three months ended June 30, 2022 and 2021 was $5.6 million and $6.1 million, and for the six months ended June 30, 2022 and 2021 was $11.5 million and $11.3 million, respectively.
There were no write-offs or impairment charges recorded for the three months ended June 30, 2022. The Company recorded an $8.4 million non-cash impairment charge within "Restructuring and related" in the Consolidated Statement of

Operations during the six months ended June 30, 2022. There were no write-offs or impairment charges recorded for the three and six months ended June 30, 2021.

NOTE 9—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had $5.1 million in goodwill as of June 30, 2022 and December 31, 2021. There were no business combinations during the three and six months ended June 30, 2022 and 2021. There were no indicators of impairment as of June 30, 2022 and December 31, 2021.
Intangible Assets
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset other than goodwill:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Licenses	$19,000	$(4,618)	$14,382	$19,000	$(1,245)	$17,755
Trade names	1,240	(1,240)	—	1,240	(1,240)	—
	20,240	(5,858)	14,382	20,240	(2,485)	17,755
Nonamortizable intangible assets:
Marketing Agreement with a related party	1,000	—	1,000	1,000	—	1,000
Total intangible assets	$21,240	$(5,858)	$15,382	$21,240	$(2,485)	$18,755
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
The aggregate amortization expense for amortizable intangible assets is reflected in “Depreciation and amortization” in the Consolidated Statements of Operations. During the three months ended June 30, 2022 and 2021, amortization was $1.7 million and $0.1 million, respectively, and during the six months ended June 30, 2022 and 2021, amortization was $3.4 million and $0.2 million, respectively. There were no impairment charges for intangible assets for the three and six months ended June 30, 2022 and 2021.

As of June 30, 2022, the estimated annual amortization expense for the years ending December 31, 2022 through 2026 is as follows:

Year Ending December 31,	Projected Amortization Expense
Remaining 2022	$3,373
2023	6,645
2024	4,364
2025	—
2026	—
Total	$14,382
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
The Company may redeem the outstanding Public Warrants in whole, but not in part, at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20-trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the Warrant Holders. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis. In no event will the Company be required to net cash settle the exercise of Public Warrants.
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
The Tender Offer expired midnight, Eastern Time, at the end of the day on May 13, 2022 (the “Expiration Date”), in accordance with its terms. Broadridge Corporate Issuer Solutions, Inc., the depositary for the Tender Offer, indicated that as of the Expiration Date, (i) 1,792,463 outstanding Public Warrants, or approximately 25% of the outstanding Public Warrants were validly tendered in and not withdrawn from the Offer to Purchase, and (ii) none of the outstanding Private Warrants were validly tendered in and not withdrawn from the Offer to Purchase. The Warrant Amendment was not approved.
The Company paid $1.8 million for all Public Warrants tendered by the holders pursuant to the Offer to Purchase and $1.1 million of fees, expenses, and other related amounts incurred in connection with the Tender Offer.
At June 30, 2022, there were approximately 5.4 million Public Warrants and 3.8 million Private Warrants outstanding. Refer to Note 6—Fair Value Measurements for further information.

NOTE 11—ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	June 30, 2022	December 31, 2021
Accrued payroll and vacation	6,189	5,696
Minimum guarantee liability	5,000	5,200
Other accruals	8,784	4,703
Total accrued liabilities	$19,973	$15,599

NOTE 12—REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table summarizes the Company’s revenue disaggregated by type, and by over time or point in time recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Virtual currency (over time)(1)	$63,835	$69,746	$129,770	$142,972
Advertising (point in time)	3,482	1,076	7,557	1,947
Other revenue	1,036	—	1,477	—
Total net revenue	$68,353	$70,822	$138,804	$144,919

(1)Virtual currency is recognized over the estimated consumption period.

The following table summarizes the Company’s revenue disaggregated by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$60,042	$61,670	$122,145	$125,743
All other countries	8,311	9,152	16,659	19,176
Total net revenue	$68,353	$70,822	$138,804	$144,919
Contract Balances
Contract assets represent the Company’s ability to bill customers for performance obligations completed under a contract. As of June 30, 2022 and December 31, 2021, there were no contract assets recorded in the Company’s consolidated balance sheets. The deferred revenue balance related to the purchase of virtual currency was immaterial as of June 30, 2022 and December 31, 2021. The opening and closing balance of trade receivables is further described in Note 5—Receivables.

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
At issuance, the Company capitalized $0.7 million in debt issuance costs. As of June 30, 2022, the Company has not made any drawdowns on the Credit Agreement.
On May 13, 2022, the Company entered into the Amendment No. 1 to the Credit Agreement, which amended the Credit Agreement to, among other things, exclude from the definition of Fixed Charge Coverage Ratio certain funds, up to $15,000,000, expended or to be expended by the Company in connection with the Tender Offer.
On August 9, 2022, the Company entered into the Amendment No. 2 to the Credit Agreement, which amended the Credit Agreement (and as amended by Amendment No. 1) to, among other things, (i) increase the total current available line of credit from $75 million to $81 million, (ii) change the basis for calculation of interest under the facility from LIBOR to SOFR, and iii) exclude from the calculation of the Fixed Charge Coverage Ratio (A) up to $6 million for the acquisition of, and improvements to, the real property located at 10150 Covington Cross Drive, Las Vegas, Nevada 89144 incurred on or prior to the first anniversary of the effective date of Amendment No. 2, and (B) up to $20,000,000 used to repurchase or redeem up to 10,996,631 warrants to purchase shares of Class A common stock of the Company, and shares of Class A common stock of the Company, on or before December 31, 2023, of which as of the date of Amendment No. 2 the Company had used $1,792,463 to redeem outstanding warrants to purchase Class A common stock in connection with the Tender Offer.
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
NOTE 14—INCOME TAXES
The Company recorded an income tax benefit of $12.3 million and $5.8 million for the three months ended June 30, 2022 and 2021, respectively, and the Company recorded an income tax benefit of $4.4 million and income tax benefit of $4.5 million for the six months ended June 30, 2022 and 2021, respectively. Our effective tax rate was 181.5% for the three months ended June 30, 2022 compared to 45.4% for the three months ended June 30, 2021. Our effective tax rate was 18.3% for the six months ended June 30, 2022 compared to 80.1% for the six months ended June 30, 2021. The effective rates differ from the federal statutory rate of 21% primarily due to the jurisdictional mix of earnings at differing tax rates, research and development tax credits, non-deductible stock compensation, and the effect of a valuation allowance on certain federal deferred tax assets.

NOTE 15—COMMITMENTS AND CONTINGENCIES
Minimum Guarantee Liability
The following are the Company’s total minimum guarantee obligations as of:

	June 30, 2022	December 31, 2021
Minimum guarantee liability - current	5,000	5,200
Total minimum guarantee obligations	$5,000	$5,200
Weighted-average remaining contractual term (in years)	2.2	2.6
The following are the Company’s remaining expected future payments of minimum guarantee obligations as of June 30, 2022:

Year Ending December 31,	Minimum Guarantee Obligations
Remainder of 2022	$5,000
2023	—
2024	—
2025	—
2026	—
Total	$5,000
Leases
The Company leases both office space and office equipment and classifies these leases as either operating or capital leases for accounting purposes based upon the terms and conditions of the individual lease agreements. As of June 30, 2022, all leases were classified as operating leases and expire at various dates through 2027, with certain leases containing renewal option periods of two to five years at the end of the current lease terms.
The Company’s future minimum rental commitments as of June 30, 2022, are as follows:

Year Ending December 31,	Minimum Rental Commitments
Remaining 2022	$2,124
2023	4,239
2024	4,041
2025	2,497
2026 and thereafter	3,344
Total	$16,245
On July 29, 2022, the Company terminated the lease associated with its office in Las Vegas, Nevada in connection with the purchase of the real property associated at the same location. The Company is no longer required to make the remaining lease payments through January 2027 totaling approximately $2.1 million. Refer to Note 7—Property and equipment, net for further information.

Certain lease agreements have rent escalation provisions over the lives of the leases. The Company recognizes rental expense based on a straight-line basis over the term of the leases. Rental expense was $1.0 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively, and $2.1 million and $2.4 million for the six months ended June 30, 2022 and 2021, respectively, which is included within “General and administrative” expenses in the Consolidated Statements of Operations.
N3TWORK, Inc.
On November 22, 2021, the Company entered into agreements with N3TWORK Inc. and The Tetris Company, LLC pursuant to which the Company acquired the rights to develop and operate Tetris®-branded mobile games for an initial term through August 2024. The Company paid N3TWORK Inc. $13.0 million at closing and agreed to pay up to an additional $34.0 million subject to satisfaction of certain conditions (the "Contingent Payments"). As of June 30, 2022, the Company advanced $8.0 million of the Contingent Payments (the "Advance Payment"). None of the Advance Payment was considered earned as of June 30, 2022, which is included within "Other long-term assets" within the Consolidated Balance Sheets.
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
On April 6, 2022, a class action lawsuit was filed in the United States District Court, Northern District of California, by a purported Company shareholder in connection with alleged federal securities violations: Christian A. Felipe et. al. v. PLAYSTUDIOS, Inc. (the “Felipe Complaint”). On July 15, 2022, the Felipe Complaint was transferred to the United States District Court for the District of Nevada, Southern Division. The Felipe Complaint names the Company and Andrew Pascal, the Company’s Chairman and CEO as defendants. The Felipe Complaint alleges misrepresentations and omissions regarding the state of the Company’s development of the Kingdom Boss game and its financial projections and future prospects in the S-4 Registration Statement filed by Acies that was declared effective on May 25, 2021, the Proxy Statement filed by Acies on May 25, 2021, and other public statements that touted Old PLAYSTUDIOS’ and the Company’s financial performance and operations, including statements made on earnings calls and the Amended S-1 Registration Statement filed by the Company that was declared effective on July 30, 2021. The Felipe Complaint alleges that the misrepresentations and omissions resulted in stock price drops of 13% on August 12, 2021, and 5% on February 25, 2022, following (i) the Company’s release of financial results for the second quarter of 2021, ended on June 30, 2021, and (ii) the filing of the Company’s annual report for 2021 and issuance of a press release summarizing financial results for the fourth quarter and year ended December 31, 2021, respectively. The Felipe Complaint seeks an award of damages for an unspecified amount. The Company believes that the claims are without merit and the Company intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of this litigation. The Company is not able to reasonably estimate the probability or amount of loss and therefore has not made any accruals.

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
Common Stock

As of June 30, 2022, the Company was authorized to issue 2.0 billion and 25.0 million shares of Class A and Class B common stock, respectively. The Company had 111.9 million and 110.1 million shares of Class A common stock and 16.1 million and 16.1 million shares of Class B common stock issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.
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
Accumulated Other Comprehensive Income
The following tables shows a summary of changes in accumulated other comprehensive income:

	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance as of December 31, 2021	$393	$393
Foreign currency translation	(402)	(402)
Balance as of June 30, 2022	$(9)	$(9)

	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance as of December 31, 2020	$481	$481
Foreign currency translation	(87)	(87)
Balance as of June 30, 2021	$394	$394
Stock Repurchase Program
On November 10, 2021, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $50.0 million of the Company’s Class A common stock over a period of 12 months. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements and other business considerations. As of June 30, 2022, the Company has not repurchased any Class A common stock under the stock repurchase program.

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
As of June 30, 2022, the Company had 15.5 million shares of Class A common stock reserved for issuance under the 2021 Plan.
Stock-Based Compensation
The following table summarizes stock-based compensation expense that the Company recorded in income (loss) from operations for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Selling and marketing	$162	$14	$481	$32
General and administrative	1,403	1,238	4,552	1,469
Research and development	1,576	777	4,975	1,428
Stock-based compensation expense	$3,141	$2,029	$10,008	$2,929
Capitalized stock-based compensation	$436	$111	$1,537	$320
Stock Options
All of the options granted under the 2011 Plan have time-based vesting periods vesting over a period of three to four years and a maximum term of 10 years from the grant date.

The following is a summary of stock option activity for time-based options for the six months ended June 30, 2022 (in thousands, except weighted-average exercise price and remaining term):

	No. of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2021	14,749	$0.85
Granted	—	—
Exercised	(786)	0.94
Forfeited	(136)	2.23
Expired	(75)	2.29
Outstanding - June 30, 2022	13,752	0.82	5.9	$47,925
Unvested - June 30, 2022	2,453	0.86	7.0	8,634
Exercisable - June 30, 2022	11,299	0.82	5.6	39,291
As of June 30, 2022, there was approximately $4.0 million of total unrecognized compensation expense related to stock options to employees. As of June 30, 2022, this cost is expected to be recognized over a remaining average period of 0.6 years. The total intrinsic value of stock options exercised under the provisions of the 2011 Plan during the three months ended June 30, 2022 and 2021, was $3.0 million and $16.1 million, respectively, and during the six months ended June 30, 2022 and 2021 was $3.3 million and $21.9 million, respectively.
Restricted Stock Units ("RSUs")
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
The following is a summary of RSU activity for the six months ended June 30, 2022:

No. of RSUs
Outstanding - December 31, 2021	—
Granted	8,466
Vested	(1,031)
Forfeited	(135)
Outstanding - June 30, 2022	7,300
As of June 30, 2022, there was approximately $25.7 million of total unrecognized compensation expense related to RSUs granted to employees and this cost is expected to be recognized over a remaining average period of 2.5 years.

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

The following table sets forth the computation of basic and diluted net income (loss) attributable to Class A and Class B common stockholders per share (in thousands except per share data):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Numerator
Net income (loss) attributable to common stockholders – basic	$4,805	$698	$(5,893)	$(1,142)
Potential dilutive effect of stock options	22	(22)	—	—
Potential dilutive effect of restricted stock units	—	—	—	—
Net income (loss) attributable to common stockholders – diluted	$4,827	$676	$(5,893)	$(1,142)
Denominator
Weighted average shares of common stock outstanding - basic	111,057	16,130	83,167	16,130
Potential dilutive effect of stock options	9,873	1,837	—	—
Potential dilutive effect of restricted stock units	7,300	—	—	—
Weighted average shares of common stock outstanding - diluted	128,230	17,967	83,167	16,130
Net income (loss) attributable to common stockholders per share
Basic	$0.04	$0.04	$(0.07)	$(0.07)
Diluted	$0.04	$0.04	$(0.07)	$(0.07)

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Numerator
Net loss attributable to common stockholders – basic	$(17,201)	$(2,508)	$(932)	$(185)
Potential dilutive effect of stock options	—	—	—	—
Potential dilutive effect of restricted stock units	—	—	—	—
Net loss attributable to common stockholders – diluted	$(17,201)	$(2,508)	$(932)	$(185)
Denominator
Weighted average shares of common stock outstanding - basic	110,635	16,130	81,121	16,130
Potential dilutive effect of stock options	—	—	—	—
Potential dilutive effect of restricted stock units	—	—	—	—
Weighted average shares of common stock outstanding - diluted	110,635	16,130	81,121	16,130
Net loss attributable to common stockholders per share
Basic	$(0.16)	$(0.16)	$(0.01)	$(0.01)
Diluted	$(0.16)	$(0.16)	$(0.01)	$(0.01)
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
The following equity awards outstanding have been excluded from the computation of diluted net income (loss) per share of common stock for the periods presented due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	133	15,696	13,752	15,696
RSUs	—	—	7,300	—
Public Warrants	5,382	7,175	5,382	7,175
Private Warrants	3,822	3,821	3,822	3,821
Earnout Shares	15,000	15,000	15,000	15,000
	24,337	41,692	45,256	41,692

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
Non-GAAP Measures
Adjusted EBITDA (“AEBITDA”) and AEBITDA Margin
Adjusted EBITDA, or AEBITDA, as used herein, is a non-GAAP financial performance measure that is presented as a supplemental disclosure and is reconciled to net income (loss) as the most directly comparable GAAP measure. We define AEBITDA as net income (loss) before interest, income taxes, depreciation and amortization, restructuring and related costs (consisting primarily of severance and other restructuring related costs), stock-based compensation expense, changes in fair value of warrant liabilities and other income and expense items (including special infrequent items, foreign currency gains and losses, and other non-cash items). We also use AEBITDA Margin, another non-GAAP measure, which we calculate as the percentage of AEBITDA to revenue.
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

The following table sets forth the reconciliation of AEBITDA and AEBITDA Margin to net income (loss) and net income (loss) margin, the most directly comparable GAAP measure (in thousands, except percentages).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$5,503	$(7,035)	$(19,709)	$(1,117)
Depreciation & amortization	8,288	6,898	16,682	12,932
Income tax expense	(12,258)	(5,838)	(4,423)	(4,490)
Stock-based compensation expense	3,141	1,946	10,009	2,846
Change in fair value of warrant liability	821	(110)	3,537	(110)
Special infrequent(1)	—	7,500	—	7,500
Restructuring and related(2)	1,517	20	10,172	76
Other	336	(5)	154	279
AEBITDA	7,348	3,376	16,422	17,916

GAAP Revenue	68,353	70,822	138,804	144,919

Margin as a % of revenue
Net income (loss) margin	8.1%	(9.9)%	(14.2)%	(0.8)%
AEBITDA Margin	10.7%	4.8%	11.8%	12.4%

(1)Amounts reported during the three and six months ended June 30, 2021 consist of a transaction bonus and a charitable contribution per the terms of the merger agreement related to our business combination with Acies Acquisition Corp.
(2)Amounts reported during the three and six months ended June 30, 2022 and 2021 consist of severance-related costs and amounts reported during the three and six months ended June 30, 2022 consist of (i) non-cash impairment charge related to the suspension of Kingdom Boss development, (ii) fees related to potential mergers and acquisitions, and (iii) fees related to the Tender Offer for the Warrants.

Results of Operations
Summarized Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Net revenue	$68,353	$70,822	$(2,469)	(3.5)%	$138,804	$144,919	$(6,115)	(4.2)%
Operating expenses	73,951	83,811	(9,860)	(11.8)%	159,245	150,358	8,887	5.9%
Operating loss	(5,598)	(12,989)	7,391	(56.9)%	(20,441)	(5,439)	(15,002)	275.8%
Net income (loss)	5,503	(7,035)	12,538	(178.2)%	(19,709)	(1,117)	(18,592)	1664.5%
AEBITDA	7,348	3,376	3,972	117.6%	16,422	17,916	(1,494)	(8.3)%
Net income (loss) margin	8.1%	(9.9)%	18.0%	(181.8)%	(14.2)%	(0.8)%	(13.4)%	1675.0%
AEBITDA margin	10.7%	4.8%	5.9%	122.9%	11.8%	12.4%	(0.6)%	(4.8)%

Revenue and Key Performance Indicators (in thousands, except percentages and ARPDAU)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Virtual currency	$63,835	$69,746	$(5,911)	(8.5)%	$129,770	$142,972	$(13,202)	(9.2)%
Advertising	3,482	1,076	2,406	223.6%	7,557	1,947	5,610	288.1%
Other revenue	1,036	—	1,036	N/A	$1,477	$—	$1,477	N/A
Net revenue	$68,353	$70,822	$(2,469)	(3.5)%	$138,804	$144,919	$(6,115)	(4.2)%

Average DAU	1,469	1,253	216	17.2%	1,512	1,256	256	20.4%
Average MAU	6,634	4,297	2,337	54.4%	6,266	4,017	2,249	56.0%
Average DPU	29	34	(5)	(14.7)%	30	35	(5)	(14.3)%
Average Daily Payer Conversion	2.0%	2.7%	(0.7)%	(25.9)%	2.0%	2.8%	(0.8)%	(28.6)%
ARPDAU (in dollars)	$0.51	$0.62	$(0.11)	(17.7)%	$0.50	$0.64	$(0.14)	(21.9)%
Revenue information by geography is summarized as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
United States	$60,042	$61,670	$(1,628)	(2.6)%	$122,145	$125,743	$(3,598)	(2.9)%
North America (excluding United States)	3,324	3,867	(543)	(14.0)%	7,016	8,012	(996)	(12.4)%
Other	4,987	5,285	(298)	(5.6)%	9,643	11,164	(1,521)	(13.6)%
Net revenue	$68,353	$70,822	$(2,469)	(3.5)%	$138,804	$144,919	$(6,115)	(4.2)%
Net revenue decreased $2.5 million, or 3.5%, to $68.4 million during the three months ended June 30, 2022 compared to $70.8 million during the three months ended June 30, 2021. The decrease is a result of $5.9 million in virtual currency offset by a $2.4 million increase in advertising revenue and $1.0 million increase in other revenue. The decrease in virtual currency revenue was driven by a decrease in DPU, partially offset by increases in revenue per payer. DAU and MAU increased 17.2% and 54.4%, respectively, compared to three months ended June 30, 2021, driven by the addition of new applications, Tetris and MGM Slots Live. Our daily conversion rate and ARPDAU both decreased compared to three months ended June 30, 2021 due to addition of high-volume, low-monetizing Tetris application which diluted both metrics.
Net revenue decreased by $6.1 million, or 4.2%, to $138.8 million during the six months ended June 30, 2022 compared to $144.9 million during the six months ended June 30, 2021. The decrease is a result of $13.2 million decrease in virtual currency primarily driven by a decrease in DPU, offset partially by increases in revenue per payer. The virtual currency decrease was partially offset by an increase of $5.6 million in advertising revenue and $1.5 million of other revenue. DAU and MAU increased 20.4% and 56.0% respectively compared to six months ended June 30, 2021, driven by the addition of new applications, Tetris and MGM Slots Live. Our daily conversion rate and ARPDAU both decreased compared to six months ended June 30, 2021 due to addition of high-volume, low-monetizing Tetris application diluting both metrics.

Operating Expenses
The following table summarizes our consolidated operating expenses for each applicable period (in thousands, except percentages):

	Three Months Ended June 30,				% of Revenue
	2022	2021	$ Change	% Change	2022	2021
Operating expenses:
Cost of revenue	$20,921	$23,032	$(2,111)	(9.2)%	30.6%	32.5%
Selling and marketing	19,547	24,187	(4,640)	(19.2)%	28.6%	34.2%
Research and development	14,470	17,296	(2,826)	(16.3)%	21.2%	24.4%
General and administrative	9,208	12,378	(3,170)	(25.6)%	13.5%	17.5%
Depreciation and amortization	8,288	6,898	1,390	20.2%	12.1%	9.7%
Restructuring expenses	1,517	20	1,497	7485.0%	2.2%	—%
Total operating expenses	$73,951	$83,811	$(9,860)	(11.8)%	108.2%	118.3%

	Six Months Ended June 30,				% of Revenue
	2022	2021	$ Change	% Change	2022	2021
Operating expenses:
Cost of revenue	$41,954	$47,520	$(5,566)	(11.7)%	30.2%	32.8%
Selling and marketing	40,087	41,187	(1,100)	(2.7)%	28.9%	28.4%
Research and development	31,451	32,042	(591)	(1.8)%	22.7%	22.1%
General and administrative	18,899	16,601	2,298	13.8%	13.6%	11.5%
Depreciation and amortization	16,682	12,932	3,750	29.0%	12.0%	8.9%
Restructuring expenses	10,172	76	10,096	13284.2%	7.3%	0.1%
Total operating expenses	$159,245	$150,358			114.7%	103.8%
Cost of Revenue
Cost of revenue decreased by $2.1 million, or 9.2%, to $20.9 million during the three months ended June 30, 2022 compared to $23.0 million during the three months ended June 30, 2021, primarily due to the decrease in virtual currency revenue which decreased our platform fees. As a percentage of revenue, cost of revenue decreased from 32.5% for the three months ended June 30, 2021 to 30.6% for the three months ended June 30, 2022. The decrease was primarily related to an increase in advertising revenue which does not incur platform fees, and a reduction in royalty expenses associated with our revenue.
Cost of revenue decreased by $5.6 million, or 11.7%, to $42.0 million during the six months ended June 30, 2022 compared to $47.5 million during the six months ended June 30, 2021, primarily due to the decrease in virtual currency revenue which decreased our platform fees. As a percentage of revenue, cost of revenue decreased from 32.8% for the six months ended June 30, 2021 to 30.2% for the six months ended June 30, 2022. The decrease was related to an increase in advertising revenue which does not incur platform fees, and a reduction in royalty expenses associated with our revenue.
Selling and Marketing
Selling and marketing expenses decreased by $4.6 million, or 19.2%, to $19.5 million during the three months ended June 30, 2022 compared to $24.2 million during the three months ended June 30, 2021. The decrease was due to decreased user acquisition costs related to normalization of spending related to myVEGAS Bingo, which launched mid-March 2021. As a percentage of revenue, selling and marketing expenses decreased from 34.2% for the three months ended June 30, 2021 to 28.6% for the three months ended June 30, 2022.
Selling and marketing expenses decreased by $1.1 million, or 2.7%, to $40.1 million during the six months ended June 30, 2022 compared to $41.2 million during the six months ended June 30, 2021.The decrease was primarily due to a decrease in user acquisition costs of $2.4 million, related to the launch of myVEGAS Bingo in March 2021, and was partially offset by increases in marketing payroll and outside services of $0.8 million. As a percentage of revenue, selling and marketing expenses increased from 28.4% for the six months ended June 30, 2021 to 28.9% for the six months ended June 30, 2022.
Research and Development
Research and development expenses decreased by $2.8 million, or 16.3%, to $14.5 million during the three months ended June 30, 2022 compared to $17.3 million during the three months ended June 30, 2021. The decrease was primarily due to a decrease of $3.1 million in outside services related to development of Kingdom Boss and myVEGAS Bingo and decreases in payroll of $0.5 million for bonuses related to the Business Combination during three months ended June 30, 2021. This was partially offset by increases in stock compensation expenses of $0.9 million.
Research and development expenses decreased by $0.6 million, or 1.8%, to $31.5 million during the six months ended June 30, 2022 compared to $32.0 million during the six months ended June 30, 2021. The decrease was primarily due to a decrease in outside services related to development of Kingdom Boss and myVEGAS Bingo, as well as a decrease payroll costs, which was almost entirely offset by an increase of stock-based compensation expense.
General and Administrative
General and administrative expenses decreased by $3.2 million, or 25.6%, to $9.2 million during the three months ended June 30, 2022 compared to $12.4 million during the three months ended June 30, 2021. The decrease was primarily due to one-time charges of $4.2 million for bonuses related to the Business Combination and $2.5 million related to charitable contributions, partially offset by increases of $1.4 million for payroll and $0.9 million for insurance.
General and administrative expenses increased by $2.3 million, or 13.8%, to $18.9 million during the six months ended June 30, 2022 compared to $16.6 million during the six months ended June 30, 2021. The increase was due to $3.1 million of additional stock-based compensation, $2.5 million in additional payroll expense, $1.9 million of additional insurance, $0.6 million in travel and employee related expenses, and $0.4 million of additional legal expenses during the six months ended June 30, 2022. This was substantially offset by one-time charges of $4.2 million for bonuses related to the Business Combination and $2.5 million related to charitable contributions during the six months ended June 30, 2021.
Depreciation and Amortization
Depreciation and amortization expenses increased by $1.4 million, or 20.2%, to $8.3 million during the three months ended June 30, 2022 compared to $6.9 million during the three months ended June 30, 2021. The increase was due to $1.6 million of amortization related to the Tetris license and $0.3 million of additional depreciation related to a higher property and equipment balance, offset by a decrease of $0.5 million in software development amortization. See Note 8—Internal-Use Software, Net in our condensed consolidated financial statements.
Depreciation and amortization expenses increased by $3.8 million, or 29.0%, to $16.7 million during the six months ended June 30, 2022 compared to $12.9 million during the six months ended June 30, 2021. The increase was due to $3.3 million of amortization related to the Tetris license and $0.4 million of additional depreciation related to a higher property and equipment balance. See Note 8—Internal-Use Software, Net in our condensed consolidated financial statements.
Restructuring Expenses
Restructuring expenses increased by $1.5 million, or 7,485.0%, to $1.5 million during the three months ended June 30, 2022 compared to $0.0 million during the three months ended June 30, 2021. The increase is primarily due to costs for the Warrant Tender Offer as well as fees related to evaluating various merger and acquisition opportunities.
Restructuring expenses increased by $10.1 million, or 13,284.2%, to $10.2 million during the six months ended June 30, 2022 compared to $0.1 million during the six months ended June 30, 2021. The increase is due to the non-cash impairment charge related to the suspension of Kingdom Boss development, fees related to evaluating various merger and acquisition opportunities, and costs for the Warrant Tender Offer.

Other Expense, Net
The following table summarizes our consolidated non-operating expense for each applicable period (in thousands, except percentages):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Change in fair value of warrant liabilities	$(821)	$110	$(931)	(846.4)%
Interest expense	212	(107)	319	298.1%
Other (expense) income	(548)	113	(661)	(585.0)%
Total other expense, net	$(1,157)	$116	$(1,273)	(1,097.4)%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Change in fair value of warrant liabilities	$(3,537)	$110	$(3,647)	(3315.5)%
Interest expense	207	(149)	356	238.9%
Other (expense) income	(361)	(129)	(232)	179.8%
Total other expense, net	$(3,691)	$(168)	$(3,523)	2,097.0%
The change in fair value of warrant liabilities is related to the warrants discussed in Note 8—Warrant Liabilities to our consolidated financial statements herein. Interest expense is related to the unused commitment fees and debt issue costs associated with the Credit Agreement and the Private Venture Growth Capital Loan, respectively, as discussed in Note 13—Long-Term Debt to our consolidated financial statements herein. Other (expense) income primary relates to gains or (losses) from equity investments and gains or (losses) from foreign currency transactions with our foreign subsidiaries.
Provision for Income Taxes
Provision for income taxes resulted in a tax benefit of $12.3 million for the three months ended June 30, 2022, compared to a tax benefit of $5.8 million for the three months ended June 30, 2021 Our effective tax rate was 181.5% for the three months ended June 30, 2022 compared to our statutory tax rate of 21%. Our effective tax rate was increased by the recognition of estimated state taxes, other non-deductible expenses including stock options, and foreign branch income. Our effective tax rate was decreased by the Vietnam tax exemption, foreign tax deductions, and R&D tax credits.
Provision for income taxes resulted in a tax benefit of $4.4 million for the six months ended June 30, 2022, compared to a tax benefit of $4.5 million for the six months ended June 30, 2021 Our effective tax rate was 18.3% for the six months ended June 30, 2022 compared to our statutory tax rate of 21%. Our effective tax rate was increased by R&D tax credits, which is partially offset by foreign branch income.
Liquidity and Capital Resources
As of June 30, 2022, we had cash and cash equivalents of $220.6 million, which consisted of cash on hand and money market mutual funds. Historically, we have funded our operations, including capital expenditures, primarily through cash flow from operating activities. We believe that our existing cash and cash equivalents, the cash generated from operations, the borrowing capacity under our Credit Agreement, and the cash we obtained as a result of the Business Combination and related PIPE Financing will be sufficient to fund our operations and capital expenditures for the foreseeable future. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure, or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds or we may decide to do so opportunistically.
Debt
On June 24, 2021, in connection with the Closing, Old PLAYSTUDIOS terminated and replaced its then existing revolving credit facility with Silicon Valley Bank (the “Revolver”). We, one of our subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent and JPMorgan Chase Bank, N.A., Silicon Valley Bank and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers entered into a credit agreement (the “Credit Agreement”) which provides for a five year revolving credit facility in an aggregate principal amount of $75 million. Borrowings under the Credit Agreement may be borrowed, repaid and re-borrowed by us, and are available for working capital, general corporate purposes and permitted acquisitions. Commitment fees and interest rates are determined on the basis of either a Eurodollar rate or an Alternate Base Rate plus an applicable margin. The applicable margins are initially 2.50%, in the case of Eurodollar loans, and 1.50%, in the case of Alternate Base Rate loans. The applicable margin is subject to adjustment based upon our Total Net Leverage Ratio (as defined in the Credit Agreement). Eurodollar rates and the Alternate Base Rate are subject to floors of 0.00% and 1.00%, respectively. The Credit Agreement contains various affirmative and negative financial and operational covenants applicable to us and our subsidiaries. We are also obligated to comply with two financial maintenance covenants as of the end of each fiscal quarter, commencing with the quarter ended September 30, 2021: (i) we must maintain a Total Net Leverage Ratio not to exceed 3.50:1.00 (subject to increase to 4.00:1.00 following consummation of certain material acquisitions) and (ii) we must maintain a Fixed Charge Coverage Ratio of not less than 1.25:1.00. As of June 30, 2022, we have not drawn any amounts under the Credit Agreement.
On May 13, 2022, the Company entered into the Amendment No. 1 to the Credit Agreement, which amended the Credit Agreement to, among other things, exclude from the definition of Fixed Charge Coverage Ratio certain funds, up to $15,000,000, expended or to be expended by the Company in connection with the Tender Offer.
On August 9, 2022, the Company entered into the Amendment No. 2 to the Credit Agreement, which amended the Credit Agreement (and as amended by Amendment No. 1) to, among other things, (i) increase the total current available line of credit from $75 million to $81 million, (ii) change the basis for calculation of interest under the facility from LIBOR to SOFR, and iii) exclude from the calculation of the Fixed Charge Coverage Ratio (A) up to $6 million for the acquisition of, and improvements to, the real property located at 10150 Covington Cross Drive, Las Vegas, Nevada 89144 incurred on or prior to the first anniversary of the effective date of Amendment No. 2, and (B) up to $20,000,000 used to repurchase or redeem up to 10,996,631 warrants to purchase shares of Class A common stock of the Company, and shares of Class A common stock of the Company, on or before December 31, 2023, of which as of the date of Amendment No. 2 the Company had used $1,792,463 to redeem outstanding warrants to purchase Class A common stock in connection with the Tender Offer.
Cash Flows
The following tables present a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$20,942	$15,137
Net cash used in investing activities	(12,083)	(21,177)
Net cash (used in) provided by financing activities	(1,103)	187,215
Effect of exchange rate on cash and cash equivalents	(620)	(201)
Increase (decrease) in cash and cash equivalents	7,136	180,974
Operating Activities
During the six months ended June 30, 2022, operating activities provided $20.9 million of net cash as compared to $15.1 million during the six months ended June 30, 2021. The increase in cash provided from operating activities was primarily due to a favorable change in operating assets and liabilities, including the decrease in accounts receivable of $2.4 million due to timing fluctuations in receivables collection.
Investing Activities
Our investing activities are composed of cash used for game development and purchase of property and equipment.
During the six months ended June 30, 2022, investing activities used $12.1 million of net cash as compared to $21.2 million during the six months ended June 30, 2021. The decrease in investing activities was due to the purchase of $7.5 million in notes receivable from third-party game developers during the six months ended June 30, 2021 that did not occur in 2022. During the six months ended June 30, 2022, we received $2.3 million of notes receivable. This was offset by $3.5 million of additional property and equipment purchased compared to prior year.

Financing Activities
Our cash flow from financing activities primarily consists of proceeds from the exercise of stock options, cash proceeds from the Business Combination, and cash used in the Tender Offer.
During the six months ended June 30, 2022, financing activities provided $1.1 million of net cash as compared to $187.2 million of cash provided by financing activities during the six months ended June 30, 2021. The change in cash provided by financing activities was due to $185.7 million of net proceeds from the Business Combination and PIPE Financing during the six months ended June 30, 2021, as well as the decrease of $1.2 million of net proceeds from the exercise of stock options during the six months ended June 30, 2022.
Contractual Obligations, Commitments, and Contingencies
As of June 30, 2022, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021.
On July 29, 2022, the Company terminated the lease associated with its office in Las Vegas, Nevada in connection with the purchase of the real property associated at the same location. The Company is no longer required to make the remaining lease payments through January 2027 totaling approximately $2.1 million. Refer to Note 7—Property and equipment, net for further information.
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
Interest Rate Risk
Our exposures to market risk for changes in interest rates relate primarily to our Credit Agreement. The Credit Agreement and our Revolver are floating rate facilities. Therefore, fluctuations in interest rates will impact the amount of interest expense we incur and have to pay. We did not have any borrowings outstanding under our Credit Agreement or Revolver at June 30, 2022 and December 31, 2021, respectively
We do not purchase or hold any derivative financial instruments for trading purposes.
Investment Risk
We had cash and cash equivalents including restricted cash and cash equivalents totaling $220.6 million and $213.5 million as of June 30, 2022 and December 31, 2021, respectively. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents primarily consist of cash deposits and money market funds. We do not enter into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings
From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding legal proceedings and other claims in which we are involved, see Note 15—Commitments and Contingencies.
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
•Our financial performance is subject to U.S. economic conditions and their impact on levels of spending by players, our awards partners, and our advertisers. Inflation, risks of economic recession, and macro economic conditions can have an adverse impact on consumer spending.
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
•Warrants may be exercised for our Class A common stock and Earnout Shares and Sponsor Shares may become issuable or vest, each of which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders..
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
Our business depends on developing, publishing, and continuing to service casual, “free-to-play” games that players will download and spend time and money playing. We are currently focused on social casino mobile gaming, casual games, and puzzle games, offering our games on mobile devices, including smartphones and tablets on Apple’s iOS and Google’s Android operating systems, on social networking platforms such as Facebook, and on the web. We have devoted and we expect to continue to devote substantial resources to the research, development, analytics, and marketing of our games. Our development and marketing efforts are focused on both improving the experience within our existing games (frequently through new content and feature releases for our live services) and developing new games. We generate revenue primarily through the sale of in-game virtual currency. For games distributed through third-party platforms, we are required to share a portion of our revenue from in-game sales with the platform providers. Due to our focus on mobile gaming, these costs are expected to remain a significant operating expense. See “Risk Factors—We rely on third-party platforms such as the Apple App Store, Google Play Store, Amazon Appstore, and Facebook to distribute our games and collect revenues generated on such platforms and rely on third-party payment service providers to collect revenues generated on our own platforms.” In order to remain profitable, we need to generate sufficient revenue from our existing and new game offerings to offset our ongoing development, marketing, and operating costs.
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
Players accumulate loyalty points by engaging with our games, and players can exchange their loyalty points for real-world rewards through our playAWARDS program. We believe that our players’ level of engagement with our games is partly based on the perceived value of earning loyalty points and exchanging those loyalty points for real-world rewards that they can redeem at our awards partners’ establishments. We currently offer real-world rewards relating to, among other things, dining, live entertainment shows, and hotel rooms. For example, through an agreement with MGM Resorts International, or MGM, our players are able to exchange loyalty points for, among other things, free hotel rooms, meals and show tickets for various Las Vegas properties, including ARIA, Bellagio, and MGM Grand. We observed a lower level of rewards redemption during the COVID-19 pandemic, including variants thereof, due to restrictions on the operations of awards partners and on the ability for players to travel or attend public events. If we are unable to expand and diversify our

playAWARDS program, in particular to include real-world rewards not based on travel or attending public events or shows especially during the COVID-19 pandemic, the perceived value of exchanging loyalty points for the real-world rewards we offer will diminish and our players may be less likely to play our games or may reduce their level of engagement with our games. Such loss of, or reduction in, players or their level of engagement with our games would cause our business, financial condition, and results of operations to suffer.
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
We currently, have in the past and expect in the future to, engage third-party game development companies to develop and operate new mobile games on our behalf. In each instance, we have been and in the future intend to be the publisher of these third-party developed games when they are available for distribution through platforms such as the Apple App Store, Google Play Store, and Amazon Appstore, but much of the responsibility to operate our games after commercial launch will be undertaken by the development company. Typically when we engage a third-party game development company, we will enter into a contract with them that defines their and our duties and responsibilities, but we have limited control over the work performed by the development company and are therefore subject to additional risks than if our own employees were developing our games, such that completion of our games and their publication could be delayed due to the development company’s failure to adhere to our milestones and roadmaps. For example, one of our third-party game development companies failed to complete development milestones in accordance with our game development roadmap. If our third-party game development companies do not perform in accordance with our agreements with them, it could adversely affect the development of our games that are the subject of that agreement, including delaying their availability for launch and their performance once launched, which could materially and adversely impact our ability to meet our forecasts.
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
Any additional debt financing that we secure in the future could involve offering additional security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, current economic and political conditions and the COVID-19 pandemic, including variants thereof, have disrupted capital markets, and if we seek to access additional capital or increase our borrowing, there can be no assurance that debt or equity financing may be available to us on favorable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition, or results of operations may be harmed.
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
We were not required to document and test our internal controls over financial reporting, our management was not required to certify the effectiveness of our internal controls and our auditors were not required to opine on the effectiveness of our internal controls over financial reporting. We are not currently subject to the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. However, when we lose our emerging growth company status and become subject to the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. In addition, our current controls and any new controls that we develop may become inadequate because of poor design and changes in our business, including increased complexity resulting from our international operations and our contemplated international expansion. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and its attestation reports.
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
We are currently an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and have taken advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, and we intend to continue to take advantage of such exemptions for as long as we continue to be an emerging growth company, including, but not limited to: (i) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year in which the market value of our Class A common stock that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (2) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (3) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (4) the last day of the fiscal year following the fifth anniversary of the date of the first sale of Acies Class A ordinary shares. Investors may find our securities less attractive because we have relied on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
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
Our failure to upgrade our technology or network infrastructure effectively to support our growth could result in unanticipated disruptions. To manage the growth of our operations and personnel and improve the technology that supports our business operations, as well as our financial and management systems, disclosure controls and procedures, and internal controls over financial reporting, we will be required to commit substantial financial, operational, and technical resources.
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
So long as more than 50% of the voting power for the election of directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of the Nasdaq corporate governance standards. As of June 30, 2022, the Founder Group controlled approximately 74.5% of the combined voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards and are not subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board of Directors selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. As of the date of this Quarterly Report on Form 10-Q, we do not utilize any of these exemptions, however, should we later choose to do so, you may not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements.
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
Shares of our Class B common stock are entitled to twenty (20) votes per share, while shares of our Class A common stock are entitled to one (1) vote per share. Mr. Pascal and his affiliated entities included in the Founder Group hold all of the issued and outstanding shares of our Class B common stock. Accordingly, as of June 30, 2022, the Founder Group, including Mr. Pascal, beneficially owned approximately 10.0% of the outstanding shares of our common stock and approximately 74.5% of the combined voting power of our outstanding shares of our common stock, and accordingly is able to control matters submitted to our stockholders for approval, including the election of directors, amendments to our organizational documents and any merger, consolidation, sales of all or substantially all of our assets or other major corporate transactions. Mr. Pascal may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and may ultimately affect the market price of shares of our Class A common stock.
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
On April 6, 2022, a class action lawsuit was filed in the United Stated District Court, Northern District of California, by a purported Company shareholder in connection with alleged federal securities violations: Christian A. Felipe et. al. v. PLAYSTUDIOS, Inc. (the “Felipe Complaint”). On July 15, 2022, the lawsuit was transferred to the United States District Court of Nevada, Southern District. The Felipe Complaint names the Company and Andrew Pascal, the Company’s Chairman and CEO as defendants. The Felipe Complaint alleges misrepresentations and omissions regarding the state of the Company’s development of the Kingdom Boss game and its financial projections and future prospects in the S-4 Registration Statement filed by Acies that was declared effective on May 25, 2021, the Proxy Statement filed by Acies on May 25, 2021, and other public statements that touted Old PLAYSTUDIOS’ financial performance and operations, including statements made on earnings calls and the Amended S-1 Registration Statement filed by the Company that was declared effective on July 30, 2021. The Felipe Complaint alleges that the misrepresentations and omissions resulted in stock price drops of 13% on August 12, 2021, and 5% on February 25, 2022, following (i) the Company’s release of financial results for the second quarter of 2021, ended on June 30, 2021, and (ii) the filing of the Company’s annual report for 2021 and issuance of a press release summarizing financial results for the fourth quarter and year ended December 31, 2021, respectively. The Felipe Complaint seeks an award of damages for an unspecified amount.
While the McCart Complaint was voluntarily dismissed by the plaintiff on August 6, 2021, and we have not received any further communications relating to the Demand, additional lawsuits may be filed against Acies, Old PLAYSTUDIOS or us or our directors and officers in connection with the Business Combination.
Defending the Felipe Complaint and any such additional lawsuits could require us incur significant costs and draw the attention of the management team away from the daily operations of our business. Further, the defense or settlement of any lawsuit or claim may also adversely affect our business, financial condition, results of operations, and cash flows.
Warrants may be exercised for our Class A common stock and Earnout Shares and Sponsor Shares may become issuable or vest, each of which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
Outstanding Warrants to purchase an aggregate of 10,996,631 shares of our Class A common stock became exercisable in accordance with the terms of the Warrant Agreement governing those securities on October 27, 2021. The exercise price of these Warrants is $11.50 per share. The Company completed an offer to purchase each of its Warrants in the Tender Offer on May 13, 2022, in which holders of 1,792,463 outstanding Public Warrants tendered their warrants for a purchase price of $1.00 per warrant. Following redemption of the Public Warrants tendered in the Tender Offer, approximately 5.4 million Public Warrants and approximately 3.8 million Private Warrants remained outstanding. In addition, up to 15,000,000 Earnout Shares of our common stock may be issued and up to 900,000 Sponsor Shares may vest and become unrestricted upon the closing price of the Class A common stock exceeding $12.50 and $15.00 per share, respectively, for any 20 trading days within any 30-trading day window commencing on or after November 18, 2021 and ending no later than June 21, 2026 (the Earnout Shares will also vest based on the price targets in connection with a sale of our company). To the extent the outstanding Warrants are exercised and such shares are issued or become unrestricted, additional shares of our Class A common stock will be issued or become eligible for resale, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our Class A common stock.
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
As a result, included on our balance sheet as of June 30, 2022 contained elsewhere in this Quarterly Report on Form 10-Q are derivative liabilities related to embedded features contained within the Warrants. ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the Warrants each reporting period during which any Warrants remain outstanding and that the amount of such gains or losses could be material.
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
•the sales of our shares of Class A common stock by our stockholders, including the PIPE Investors (as defined in Note 3—Business Combination);
•the issuance and potential sales of 15,000,000 Earnout Shares and potential sale of 900,000 Sponsor Shares upon the occurrence of an Earnout Triggering Event;
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
The market price of our Class A common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. In addition to the Felipe Complaint, we may be the target of this type of litigation in the future. Additional securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.
Future resales of common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
Pursuant to the Sponsor Support Agreement and the Bylaws and subject to certain exceptions, the holders of: (i) the shares of our common stock issued as consideration pursuant to the Business Combination, (ii) any Old PLAYSTUDIOS Options; (iii) the shares of our common stock underlying the Old PLAYSTUDIOS Options; (iv) Sponsor Shares or (v) Private Warrants, in each case, were restricted from selling or transferring any of the securities described in clauses (i), (ii), (iii), (iv) or (v) (the “Lock-Up Securities”) from the Closing through June 21, 2022.
Since such lock-up period has expired, the Sponsor and the Old PLAYSTUDIOS stockholders are no longer restricted from selling shares of our Class A common stock held by them, other than by applicable securities laws. Additionally, the PIPE Investors were not restricted from selling any of their shares of our Class A common stock, other than by applicable securities laws. Since the lock-up period has expired and with registration statements (filed after the Closing to provide for the resale of certain shares from time to time) available for use, sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could have the effect of increasing the volatility in the share price of our Class A common stock or reduce the market price of our Class A common stock. As of June 21, 2022, the end of the lock up period, there were 90.6 million Lock-Up Securities owned by the Sponsor and the Old PLAYSTUDIOS stockholders, which represented approximately 72% of the outstanding shares of our common stock (not including the shares of our Class A common stock issued in the PIPE Financing).
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
10.1
Amendment No. 1 to Credit Agreement among PLAYSTUDIOS, Inc., PLAYSTUDIOS US, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders party thereto, dated May 13, 2022 (incorporated by reference to Exhibit 10.3 on Current Report on Form 8-K filed May 18, 2022).

10.2
Amendment No. 2 to Credit Agreement among PLAYSTUDIOS, Inc., PLAYSTUDIOS US, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders party thereto, dated August 9, 2022 (incorporated by reference to Exhibit 10.4 on Current Report on Form 8-K filed August 9, 2022).

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

PLAYSTUDIOS, Inc.

Date:	August 9, 2022	By:	/s/ Andrew Pascal
		Name:	Andrew Pascal
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2022	By:	/s/ Scott Peterson
		Name:	Scott Peterson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)