Form 10-Q
period 2022-09-30
PLAYSTUDIOS, Inc.
filed 2022-11-09
CIK 1823878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 4, 2022, there were 113,427,253 shares of Class A common stock, $0.0001 par value per share, and 16,457,769 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

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

PART I.    Financial Information
Item 1.        Financial Statements
PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$212,069	$213,502
Receivables	19,214	20,693
Prepaid expenses	2,675	5,059
Income tax receivable	1,801	2,117
Other current assets	977	413
Total current assets	236,736	241,784
Property and equipment, net	13,930	5,289
Internal-use software, net	35,418	43,267
Goodwill	6,235	5,059
Intangibles, net	16,018	18,755
Deferred income taxes	13,186	6,282
Other long-term assets	12,422	14,408
Total non-current assets	97,209	93,060
Total assets	$333,945	$334,844
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	5,320	7,793
Warrant liabilities	3,590	6,521
Accrued liabilities	18,442	15,599
Total current liabilities	27,352	29,913
Other long-term liabilities	3,090	1,464
Total liabilities	$30,442	$31,377
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value (100,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021)	—	—
Class A common stock, $0.0001 par value (2,000,000 shares authorized, 113,407 and 110,066 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	11	11
Class B common stock, $0.0001 par value (25,000 shares authorized, 16,457 and 16,130 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively).	2	2
Additional paid-in capital	285,199	268,522
Retained earnings	18,459	34,539
Accumulated other comprehensive (loss) income	(168)	393
Total stockholders’ equity	303,503	303,467
Total liabilities and stockholders’ equity	$333,945	$334,844
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues	$72,127	$70,571	$210,931	$215,490
Operating expenses:
Cost of revenue(1)	21,703	22,282	63,657	69,802
Selling and marketing	19,249	19,274	59,336	60,461
Research and development	15,110	14,509	46,561	46,551
General and administrative	9,864	5,789	28,763	22,390
Depreciation and amortization	8,583	7,213	25,265	20,145
Restructuring and related	796	2,303	10,968	2,379
Total operating costs and expenses	75,305	71,370	234,550	221,728
Loss from operations	(3,178)	(799)	(23,619)	(6,238)
Other (expense) income, net:
Change in fair value of warrant liabilities	4,676	11,876	1,139	11,986
Interest income (expense), net	843	(57)	1,050	(206)
Other expense, net	(475)	(113)	(836)	(242)
Total other income, net	5,044	11,706	1,353	11,538
Income (loss) before income taxes	1,866	10,907	(22,266)	5,300
Income tax benefit	1,763	329	6,186	4,819
Net income (loss)	$3,629	$11,236	$(16,080)	$10,119
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$0.03	$0.09	$(0.13)	$0.09
Diluted	$0.02	$0.08	$(0.13)	$0.08
Weighted average shares of common stock outstanding:
Basic	129,032	125,823	127,529	106,880
Diluted	146,920	138,795	127,529	120,516

(1)Amounts exclude depreciation and amortization.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$3,629	$11,236	$(16,080)	$10,119
Other comprehensive income (loss):
Change in foreign currency translation adjustment(1)	(159)	(5)	(561)	(92)
Total other comprehensive loss	(159)	(5)	(561)	(92)
Comprehensive income (loss)	$3,470	$11,231	$(16,641)	$10,027

(1)These amounts are presented gross of the effect of income taxes. The total change in foreign currency translation adjustment and the corresponding effect of income taxes are immaterial.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Retained Earnings
Balance as of June 30, 2021	—	$—	—	$—	109,623	$11	16,130	$2	$262,931	$394	$22,685	$286,023
Net income	—	—	—	—	—	—	—	—	—	—	11,236	11,236
Acies Merger & PIPE Financing	—	—	—	—	—	—	—	—	(73)	—	—	(73)
Exercise of stock options	—	—	—	—	207	—	—	—	192	—	—	192
Stock-based compensation	—	—	—	—	—	—	—	—	1,017	—	—	1,017
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(5)	—	(5)
Balance as of September 30, 2021	—	$—	—	$—	109,830	$11	16,130	$2	$264,067	$389	$33,921	$298,390

Balance as of December 31, 2020	162,596	$8	238,186	$12	—	$—	—	$—	$71,776	$481	$23,802	96,079
Retroactive application of reverse recapitalization	(162,596)	(8)	(238,186)	(12)	74,422	8	18,977	2	10	—	—	—
Adjusted balance as of December 31, 2020	—	$—	—	$—	74,422	$8	18,977	$2	$71,786	$481	$23,802	96,079
Net income	—	—	—	—	—	—	—	—	—	—	10,119	10,119
Acies Merger & PIPE Financing	—	—	—	—	32,968	3	(2,847)	—	186,008	—	—	186,011
Exercise of stock options	—	—	—	—	2,440	—	—	—	2,091	—	—	2,091
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,182	—	—	4,182
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(92)	—	(92)
Balance as of September 30, 2021	—	$—	—	$—	109,830	$11	16,130	$2	$264,067	$389	$33,921	$298,390

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Retained Earnings
Balance as of June 30, 2022	111,883	$11	16,130	$2	$280,756	$(9)	$14,830	295,590
Net income	—	—	—	—	—	—	3,629	3,629
Exercise of stock options	1,037	—	327	—	459	—	—	459
Issuance of vested restricted stock units	487	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,984	—	—	3,984
Other comprehensive loss	—	—	—	—	—	(159)	—	(159)
Balance as of September 30, 2022	113,407	$11	16,457	$2	$285,199	$(168)	$18,459	$303,503

Balance as of December 31, 2021	110,066	$11	16,130	$2	$268,522	$393	$34,539	303,467
Net loss	—	—	—	—	—	—	(16,080)	(16,080)
Exercise of stock options	1,823	—	327	—	1,148	—	—	1,148
Issuance of vested restricted stock units	1,518	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	15,529	—	—	15,529
Other comprehensive loss	—	—	—	—	—	(561)	—	(561)
Balance as of September 30, 2022	113,407	$11	16,457	$2	$285,199	$(168)	$18,459	$303,503

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(16,080)	$10,119
Adjustments:
Depreciation and amortization	25,265	20,145
Amortization of loan costs	106	295
Stock-based compensation expense	13,563	3,680
Change in fair value of warrant liabilities	(1,139)	(11,986)
Asset impairments	8,353	—
Deferred income tax expense	(6,601)	(3,070)
Other	14	1,517
Changes in operating assets and liabilities
Receivables	1,777	(1,588)
Prepaid expenses and other current assets	1,948	(3,679)
Income tax receivable	190	(3,512)
Accounts payable & accrued liabilities	4,430	5,684
Other	(595)	3,158
Net cash provided by operating activities	31,231	20,763
Cash flows from investing activities:
Purchase of property and equipment	(10,852)	(1,241)
Additions to internal-use software	(15,597)	(19,540)
Additions to notes receivable and other investments	(1,042)	(9,533)
Acquisition of subsidiary, net of cash acquired	(960)	—
Proceeds from notes receivable	2,348	—
Net cash used in investing activities	(26,103)	(30,314)
Cash flows from financing activities:
Proceeds from stock option exercises	1,144	2,091
Payment for tender offer of warrants	(1,792)	—
Payment for minimum guarantee obligations	(5,000)	—
Net proceeds from Acies Merger	—	185,311
Other	—	(690)
Net cash (used in) provided by financing activities	(5,648)	186,712
Foreign currency translation	(913)	(113)
Net change in cash and cash equivalents	(1,433)	177,048
Cash and cash equivalents at beginning of period	213,502	48,927
Cash and cash equivalents at end of period	$212,069	$225,975
Supplemental cash flow disclosures:
Interest paid	$150	$53
Income taxes paid, net of refunds	411	818

	Nine Months Ended September 30,
	2022	2021
Non-cash investing and financing activities:
Capitalization of stock-based compensation	$1,966	$502
Increase in property and equipment included in accounts payable and other long-term liabilities	824	—
Reduction of notes receivable in exchange for internal-use software	—	1,754
Settlement of MGM Profit Share liability through the issuance of shares of Class A common stock	—	20,000
Exchange of notes receivable as consideration related to the WonderBlocks Acquisition	1,055	—
Contingent consideration related to the WonderBlocks Acquisition	1,564	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands, unless otherwise noted)
NOTE 1—BACKGROUND AND BASIS OF PRESENTATION
Organization and Description of Business
PLAYSTUDIOS, Inc., formerly known as Acies Acquisition Corp. (the "Company" or "PLAYSTUDIOS"), was incorporated on August 14, 2020 as a Cayman Islands exempted company, and domesticated into a Delaware corporation on June 21, 2021. The Company's legal name became PLAYSTUDIOS, Inc. following the closing of the Acies Merger (as defined in Note 3—Business Combinations). The prior period financial information represents the financial results and conditions of Old PLAYSTUDIOS (as defined in Note 3—Business Combinations).
The Company develops and operates online and mobile social gaming applications (“games” or “game”) each of which incorporate a unique loyalty program offering “real world” rewards provided by a collection of awards partners. The Company’s games are free-to-play and available via the Apple App Store, Google Play Store, Amazon Appstore, and Facebook (collectively, “platforms” or “platform operators”). The Company creates games based on its own original content as well as third-party licensed brands. The Company generates revenue through the in-game sale of virtual currency and through advertising. The Company has one operating segment with one business activity, developing and monetizing games.
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
The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2021 have been applied consistently in these unaudited interim consolidated financial statements. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position as of September 30, 2022, and its results of operations for the three and nine months ended September 30, 2022, and 2021, and cash flows for the nine months ended September 30, 2022, and 2021. The Consolidated Balance Sheet as of December 31, 2021 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Company made certain reclassifications to the comparative balances in the condensed consolidated financial statements to conform with current year presentation.
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
Emerging Growth Company
At September 30, 2022, the Company qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company has taken and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
The Company's dual class structure was created upon the Domestication (as defined in Note 3—Business Combinations). The Class B common stock, including Class B common stock underlying vested stock options, held by Mr. Andrew Pascal, the Company's Chairman and Chief Executive Officer, or his affiliates (the "Founder Group") carry a super vote premium. As the Founder Group did not have control of Old PLAYSTUDIOS prior to the Acies Merger, and Mr. Pascal is an employee of the Company, the incremental value resulting from the super vote premium is accounted for as incremental compensation costs.
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
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The Company adopted this guidance prospectively on January 1, 2022 and the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
NOTE 3—BUSINESS COMBINATIONS
Merger with Acies Acquisition Corp.
On June 21, 2021 (the “Closing Date”), Acies Acquisition Corp., a Cayman Islands exempted company (prior to the Closing Date, “Acies”), consummated the previously announced business combination (“Acies Merger”) with PlayStudios, Inc., a Delaware corporation (“Old PLAYSTUDIOS”) pursuant to the Agreement and Plan of Merger, dated as of February 1, 2021 (the “Merger Agreement”), by and among Acies, Catalyst Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Acies (“First Merger Sub”), Catalyst Merger Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Acies (“Second Merger Sub”), and Old PLAYSTUDIOS.
In connection with the closing of the Acies Merger, Acies filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation (the “Certificate of Incorporation”) and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which Acies was domesticated and continues as a Delaware corporation, changing its name to PLAYSTUDIOS, Inc. (the “Domestication”). As a consequence of filing the Certificate of Incorporation, the Company adopted a dual class structure, comprised of the Company’s Class A common stock, which is entitled to one vote per share, and the Company’s Class B common stock, which is entitled to 20 votes per share. See Note 16—Stockholders' Equity for further discussion on the dual class structure.
In connection with the Acies Merger, Acies entered into subscription agreements with certain investors ("PIPE Investors"), whereby it issued 25.0 million shares of Class A common stock at $10.00 per share (the "PIPE Shares") for an aggregate purchase price of $250.0 million (the "PIPE Financing"), which closed simultaneously with the consummation of the Acies Merger. The Company used $20.0 million of the PIPE Financing to terminate the profit share provision of an agreement with MGM Resorts International, one of the PIPE Investors.
In connection with the Acies Merger, the Company incurred direct and incremental costs of $32.8 million related to the equity issuance, consisting primarily of investment banking and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds.
The Company incurred approximately $1.4 million of expenses primarily related to advisory, legal and accounting fees in conjunction with the Acies Merger. Of this, $0.1 million and $1.3 million were recorded in general and administrative expenses on the consolidated statements of operations for the three and nine months ended September 30, 2021, respectively.
The aggregate consideration for the Acies Merger was approximately $1,041.0 million, payable in the form of the Company's Class A and Class B common stock and cash. The following table summarizes the merger consideration (in thousands, except per share information).

Consideration
Cash consideration	$102,020
Shares transferred at closing(1)	86,838
Value per share	$10.00
Share consideration	$868,380
Total consideration	$970,400
Shares of common stock underlying vested options	7,060
Value per share	$10.00
70,600
Aggregate consideration	$1,041,000
(1)Excludes shares of common stock underlying stock options that are vested but unexercised as of the Closing Date of the Acies Merger. As the shares do not represent legally outstanding shares of common stock at Closing, they are excluded from the total consideration amount.
The following table reconciles the elements of the Acies Merger to the condensed consolidated statements of cash flows for the nine months ended September 30, 2021:

Cash - Acies Trust and cash (net of redemptions)	$101,965
Cash - PIPE	230,000
Less: Cash consideration	(102,020)
Less: Transaction costs	(44,775)
Net Acies Merger and PIPE Financing	$185,170
The Acies Merger was accounted for as a reverse recapitalization and Acies was treated as the “acquired” company for accounting purposes. The Acies Merger was accounted as the equivalent of Old PLAYSTUDIOS issuing stock for the net assets of Acies, accompanied by a recapitalization. Accordingly, all historical financial information presented in these condensed consolidated interim financial statements represents the accounts of Old PLAYSTUDIOS “as if” Old PLAYSTUDIOS is the predecessor to the Company. The common stock and net income per share, prior to the Acies Merger, have been adjusted to share amounts reflecting the recapitalization exchange ratio of approximately 0.233 for Old PLAYSTUDIOS common stock.
WonderBlocks Acquisition
On August 2, 2022, playBLOCKS, Inc., a newly formed wholly-owned subsidiary of the Company ("playBLOCKS") entered into an agreement with WonderBlocks Labs, Inc. (“WonderBlocks"), which provides tools for the development of a play-to-earn loyalty platform for digital entertainment on the Ethereum blockchain, pursuant to which playBLOCKS acquired substantially all of the assets of WonderBlocks. playBLOCKS paid WonderBlocks $2.0 million less Indebtedness (borrowed money and accrued interest, including debt to the Company) at closing and agreed to pay between zero and $3 million subject to the satisfaction of certain product and financial milestones. We believe this acquisition will allow us to enhance our playAWARDS model with new Web3 features and capabilities.
The Company recorded the excess of the fair value of the consideration transferred in the acquisition over the fair value of net assets acquired as goodwill. The goodwill reflects our expectations of favorable future growth opportunities and anticipated synergies through the scale of our operations. The Company expects that substantially all of the goodwill will be deductible for federal income tax purposes. The following table summarizes the consideration paid for WonderBlocks and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration:
Cash consideration	$945
Note receivable plus accrued interest conversion	1,055
Contingent consideration	1,564
Total consideration transferred	$3,564

Identifiable assets acquired and liabilities assumed:
Developed technology	2,403
Other liabilities	$(15)
Total identifiable net assets	$2,388

Goodwill	$1,176
Brainium Studios Acquisition
On October 7, 2022, PLAYSTUDIOS US, LLC, a direct wholly-owned subsidiary of the Company entered into a membership interest purchase agreement with Brainium Studios LLC (“Brainium"), a mobile game publisher, Farhad Shakiba, and Jake Brownson (together, the "Seller Members"), and Farhad Shakiba as the Sellers' Representative, pursuant to which PLAYSTUDIOS US, LLC acquired all of the issued and outstanding membership interests in Brainium from the Seller Members. The closing of the acquisition occurred on October 12, 2022, and Brainium became an indirect wholly-owned subsidiary of the Company. The purchase price for the membership interests was $70.0 million at closing, as adjusted for cash, indebtedness, and working capital, and between zero and $27.3 million following the closing subject to the satisfaction of certain financial milestones for the fiscal year ending December 31, 2022. The Company is currently in the process of finalizing the accounting for this transaction and the Company expects to complete the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the fourth quarter of 2022.
NOTE 4—RELATED PARTY TRANSACTIONS
The following table is a summary of balance sheet assets and liabilities from related parties:

	September 30, 2022	December 31, 2021	Financial Statement Line Item
Marketing Agreement	$1,000	$1,000	Intangibles, net
The Company did not have any revenues recognized from related parties during the three and nine months ended September 30, 2022 and 2021.
In connection with the Acies Merger and in accordance with the Merger Agreement, during the nine months ended September 30, 2021, the Company paid $2.5 million to PLAYSTUDIOS Impact Fund, formerly known as myCause Charitable Foundation, a 501(c)(3) foundation established and administered by certain members of management of the Company.
The Company’s expenses recognized from related parties were immaterial during the three and nine months ended September 30, 2022 and 2021.
MGM Resorts International (“MGM”)
MGM is a stockholder and MGM's Chief Commercial Officer also serves on the Company’s Board of Directors. MGM owned approximately 16.6 million and 16.6 million shares of the Company's outstanding Class A common stock as of September 30, 2022 and December 31, 2021, respectively.
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
On June 21, 2021, the Company consummated the Acies Merger and MGM participated in the PIPE Financing. In connection with the PIPE Financing, the Company recorded an equity contribution from MGM as a settlement of the $20.0 million liability.
NOTE 5—RECEIVABLES
Receivables consist of the following:

	September 30, 2022	December 31, 2021
Trade receivables	$18,825	$20,540
Other receivables	389	153
Total receivables	$19,214	$20,693
Trade receivables generally represent amounts due to the Company from social and mobile platform operators, including Apple, Google, Amazon and Facebook. Trade receivables are recorded when the right to consideration becomes unconditional. No allowance for doubtful accounts was considered necessary as of September 30, 2022 and December 31, 2021.
Concentration of Credit Risk
As of September 30, 2022, Apple, Inc. and Google, Inc. accounted for 46.2% and 32.0% of the Company’s total receivables, respectively, while as of December 31, 2021, Apple, Inc. and Google, Inc. accounted for 43.0% and 34.6% of the Company’s total receivables, respectively. As of September 30, 2022 and December 31, 2021, the Company did not have any additional counterparties that exceeded 10% of the Company’s accounts receivable.
During the year ended December 31, 2021, the Company entered into agreements pursuant to which the Company acquired the rights to develop and operate Tetris®-branded mobile games. As contemplated in the agreements, the Company agreed to an $8.0 million Advance Payment (as defined in Note 15—Commitments and Contingencies), which is reported within the "Other long-term assets" line item on the Consolidated Balance Sheets. If the Company and the counterparty fail to perform according to the terms of the agreements, the maximum amount of loss which the Company would be expected to incur is approximately $8.1 million, which includes the failure to recoup any portion of the $8.0 million Advance Payment to which the Company may become entitled under the terms of the agreements.

NOTE 6—FAIR VALUE MEASUREMENT
The carrying values of the Company’s cash and cash equivalents, trade receivables and accounts payable approximate fair value due to their short maturities.
The following tables present the financial assets not measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Carrying Value	Estimated Fair Value	Fair Value Hierarchy	Financial Statement Line Item
Financial assets:
Notes receivable - current	$102	$102	Level 3	Receivables
Notes receivable - non-current	192	192	Level 3	Other long-term assets
Prepaid expenses - non-current	8,000	8,000	Level 3	Other long-term assets
Total financial assets	$8,294	$8,294

	December 31, 2021
	Carrying Value	Estimated Fair Value	Fair Value Hierarchy	Financial Statement Line Item
Financial assets:
Notes receivable - current	$8	$8	Level 3	Receivables
Notes receivable - non-current	3,391	3,391	Level 3	Other long-term assets
Prepaid expenses - non-current	8,000	8,000	Level 3	Other long-term assets
Total financial assets	$11,399	$11,399
The notes receivable are fixed-rate investments, are not traded and do not have observable market inputs, therefore, the fair value is estimated to be equal to the carrying value. The Advance Payment is not a traded asset and does not have observable market inputs, therefore, the fair value is estimated to be equal to the carrying value.
The following tables present the liabilities measured at fair value on a recurring basis, by input level, in the Consolidated Balance Sheets at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$2,099	—	—	2,099
Private Warrants	—	1,491	—	1,491
Total financial liabilities	$2,099	$1,491	$—	$3,590

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$4,255	—	—	4,255
Private Warrants	—	2,266	—	2,266
Total financial liabilities	$4,255	$2,266	$—	$6,521

NOTE 7—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	September 30, 2022	December 31, 2021
Land and buildings	$5,087	$—
Computer equipment	8,599	8,819
Leasehold improvements	6,530	6,310
Purchased software	4,320	542
Furniture and fixtures	2,715	2,125
Construction in progress	995	721
Total property and equipment	28,246	18,517
Less: accumulated depreciation	(14,316)	(13,228)
Total property and equipment, net	$13,930	$5,289
The aggregate depreciation expense for property and equipment, net is reflected in “Depreciation and amortization” in the Consolidated Statements of Operations. During the three months ended September 30, 2022 and 2021, depreciation expense was $1.2 million and $0.7 million, respectively, and during the nine months ended September 30, 2022 and 2021, depreciation expense was $3.1 million and $2.1 million, respectively. No impairment charges or material write-offs were recorded for the three and nine months ended September 30, 2022 and 2021.
On July 29, 2022, the Company purchased the real property located at 10150 Covington Cross Drive, Las Vegas, Nevada, 89144 for approximately $5 million. The property was previously leased by the Company and has been the location of the U.S. headquarters of the Company since March of 2017. The property is held in a newly formed subsidiary of the Company, PLAYPROPERTIES, LLC. The lease on the property was terminated upon the closing of the purchase.
Property and equipment, net by region consists of the following:

	September 30, 2022	December 31, 2021
United States	$9,064	$1,672
EMEA(1)	3,431	2,813
All other countries	1,435	804
Total property and equipment, net	$13,930	$5,289

(1)Europe, Middle East, and Africa (“EMEA”). Amounts primarily represent leasehold improvements of local office space and computer equipment.

NOTE 8—INTERNAL-USE SOFTWARE, NET
Internal-use software, net consists of the following:

	September 30, 2022	December 31, 2021
Internal-use software	$139,430	$130,942
Less: accumulated amortization	(104,012)	(87,675)
Total internal-use software, net	$35,418	$43,267
The aggregate amortization expense for internal-use software, net is reflected in "Depreciation and amortization" in the Consolidated Statements of Operations. During the three months ended September 30, 2022 and 2021, the Company capitalized internal-use software development costs of $5.6 million and $6.8 million, and during the nine months ended September 30, 2022 and 2021, the Company capitalized internal-use software development costs of $17.6 million and $21.8 million, respectively. Total amortization expense associated with its capitalized internal-use software development costs for the three months ended September 30, 2022 and 2021 was $5.6 million and $6.5 million, and for the nine months ended September 30, 2022 and 2021 was $17.1 million and $17.7 million, respectively.

There were no write-offs or impairment charges recorded for the three months ended September 30, 2022. The Company recorded an $8.4 million non-cash impairment charge within "Restructuring and related" in the Consolidated Statement of Operations during the nine months ended September 30, 2022. There were no write-offs or impairment charges recorded for the three and nine months ended September 30, 2021.

NOTE 9—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had $5.1 million in goodwill as of December 31, 2021. The Company recorded $1.2 million of goodwill related to the WonderBlocks Acquisition during the three and nine months ended September 30, 2022. See Note 3—Business Combinations for further discussion. There were no business combinations during the three and nine months ended September 30, 2021. There were no indicators of impairment as of September 30, 2022 and December 31, 2021.
Intangible Assets
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset other than goodwill:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Licenses	$19,000	$(6,305)	$12,695	$19,000	$(1,245)	$17,755
Acquired technology	2,403	(80)	2,323	—	—	—
Trade names	1,240	(1,240)	—	1,240	(1,240)	—
	22,643	(7,625)	15,018	20,240	(2,485)	17,755
Nonamortizable intangible assets:
Marketing Agreement with a related party	1,000	—	1,000	1,000	—	1,000
Total intangible assets	$23,643	$(7,625)	$16,018	$21,240	$(2,485)	$18,755
Intangible assets consist of trade names, long-term license agreements with various third parties, and the technology acquired from WonderBlocks. In 2021, the Company entered into agreements with N3TWORK Inc. and The Tetris Company, LLC pursuant to which the Company acquired the rights to develop and operate Tetris®-branded mobile games for an initial term through August 2024. The Company paid N3TWORK Inc. $13.0 million at closing and agreed to pay up to an additional $34.0 million subject to satisfaction of certain conditions, of which $8.0 million was an Advance Payment (as defined in Note 15—Commitments and Contingencies). In addition, the Company will pay royalties to The Tetris Company, LLC, the licensor of the rights.
The aggregate amortization expense for amortizable intangible assets is reflected in “Depreciation and amortization” in the Consolidated Statements of Operations. During the three months ended September 30, 2022 and 2021, amortization was $1.8 million and $0.1 million, respectively, and during the nine months ended September 30, 2022 and 2021, amortization was $5.1 million and $0.3 million, respectively. There were no impairment charges for intangible assets for the three and nine months ended September 30, 2022 and 2021.

As of September 30, 2022, the estimated annual amortization expense for the years ending December 31, 2022 through 2026 is as follows:

Year Ending December 31,	Projected Amortization Expense
Remaining 2022	$1,807
2023	7,126
2024	4,844
2025	481
2026	481
Total	$14,739
NOTE 10—WARRANT LIABILITIES
Public Warrants and Private Warrants
Upon the closing of the Acies Merger, there were approximately 7.2 million publicly-traded redeemable warrants to purchase shares of Class A common stock (the "Public Warrants") and 3.8 million redeemable warrants to purchase shares of Class A common stock initially issued to Acies Acquisition, LLC (the "Sponsor") in a private placement (the "Private Warrants") were issued by Acies prior to the Acies Merger. Each whole Public Warrant entitles the registered holder to purchase one whole share of the Company’s Class A common stock at a price of $11.50 in cash per share, subject to adjustment as discussed below, as of October 27, 2021. Pursuant to the Warrant Agreement, a holder of Public Warrants may exercise the Public Warrants only for a whole number of shares of Class A common stock. The Public Warrants will expire 5 years after the completion of the Acies Merger, or earlier upon redemption or liquidation. The Private Warrants are identical to the Public Warrants, except that the Private Warrants and the shares of Class A common stock issuable upon exercise of the Private Warrants were not transferable until after the completion of the Acies Merger, subject to certain limited exceptions. Additionally, the Private Warrants are non-redeemable so long as they are held by the initial holder or any of its permitted transferees. If the Private Warrants are held by someone other than the initial holder or its permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The Private Warrants may be exercised on a cashless basis so long as held by the Sponsor or certain permitted transferees.
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
At September 30, 2022, there were approximately 5.4 million Public Warrants and 3.8 million Private Warrants outstanding. Refer to Note 6—Fair Value Measurements for further information.

NOTE 11—ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	September 30, 2022	December 31, 2021
Accrued payroll and vacation	6,590	5,696
Accrued user acquisition	3,389	1,700
Income taxes payable	1,076	1,201
Accrued royalties	1,470	—
Other accruals	5,917	1,802
Minimum guarantee liability	—	5,200
Total accrued liabilities	$18,442	$15,599

NOTE 12—REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table summarizes the Company’s revenue disaggregated by type, and by over time or point in time recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Virtual currency (over time)(1)	$65,607	$69,255	$195,377	$212,226
Advertising (point in time)	3,807	1,316	11,364	3,264
Other revenue	2,713	—	4,190	—
Total net revenue	$72,127	$70,571	$210,931	$215,490

(1)Virtual currency is recognized over the estimated consumption period.

The following table summarizes the Company’s revenue disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$63,501	$61,670	$185,646	$187,319
All other countries	8,626	8,901	25,285	28,171
Total net revenue	$72,127	$70,571	$210,931	$215,490
Contract Balances
Contract assets represent the Company’s ability to bill customers for performance obligations completed under a contract. As of September 30, 2022 and December 31, 2021, there were no contract assets recorded in the Company’s Consolidated Balance Sheets. The deferred revenue balance related to the purchase of virtual currency was immaterial as of September 30, 2022 and December 31, 2021. The opening and closing balance of trade receivables is further described in Note 5—Receivables.

NOTE 13—LONG-TERM DEBT
Credit Agreement
On June 24, 2021, in connection with the closing of the Acies Merger, the Company terminated and replaced the then existing revolving credit facility with Silicon Valley Bank (the "Revolver"). The Company, a subsidiary of the Company, JPMorgan Chase Bank, N.A., as administrative agent and JPMorgan Chase Bank, N.A., Silicon Valley Bank and

Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers entered into a credit agreement (the “Credit Agreement”) which provides for a five-year revolving credit facility in an aggregate principal amount of $75.0 million. Borrowings under the Credit Agreement may be borrowed, repaid and re-borrowed by the Company, and are available for working capital, general corporate purposes and permitted acquisitions.
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
On August 9, 2022, the Company entered into the Amendment No. 2 to the Credit Agreement, which amended the Credit Agreement (as amended by Amendment No. 1 to the Credit Agreement) to, among other things, (i) increase the total current available line of credit from $75 million to $81 million, (ii) change the basis for calculation of interest under the facility from LIBOR to SOFR, and (iii) exclude from the calculation of the Fixed Charge Coverage Ratio (A) up to $6 million for the acquisition of, and improvements to, the real property located at 10150 Covington Cross Drive, Las Vegas, Nevada 89144 incurred on or prior to the first anniversary of the effective date of Amendment No. 2 to the Credit Agreement, and (B) up to $20,000,000 used to repurchase or redeem up to 10,996,631 warrants to purchase shares of Class A common stock of the Company, and shares of Class A common stock of the Company, on or before December 31, 2023, of which as of the date of Amendment No. 2 to the Credit Agreement the Company had used $1,792,463 to redeem outstanding warrants to purchase Class A common stock in connection with the Tender Offer.
The Company capitalized a total of $0.7 million in debt issuance costs related to the Credit Agreement and subsequent amendments. As of September 30, 2022, the Company does not have any balances outstanding under the Credit Agreement.
NOTE 14—INCOME TAXES
The Company recorded an income tax benefit of $1.8 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and the Company recorded an income tax benefit of $6.2 million and $4.8 million for the nine months ended September 30, 2022 and 2021, respectively. Our effective tax rate was (94.5)% for the three months ended September 30, 2022 compared to (3.0)% for the three months ended September 30, 2021. Our effective tax rate was 27.8% for the nine months ended September 30, 2022 compared to (90.9)% for the nine months ended September 30, 2021. The effective rates differ from the federal statutory rate of 21% primarily due to the jurisdictional mix of earnings at differing tax rates, research and development tax credits, non-deductible stock compensation, and the effect of a valuation allowance on certain federal deferred tax assets.

NOTE 15—COMMITMENTS AND CONTINGENCIES
Minimum Guarantee Liability
As of September 30, 2022 there were no minimum guarantee liabilities recorded in the Company’s Consolidated Balance Sheets. As of December 31, 2021, there was $5.2 million of minimum guarantee liabilities recorded in the Company’s Consolidated Balance Sheets.
Leases

The Company leases both office space and office equipment and classifies these leases as either operating or capital leases for accounting purposes based upon the terms and conditions of the individual lease agreements. As of September 30, 2022, all leases were classified as operating leases and expire at various dates through 2027, with certain leases containing renewal option periods of two to five years at the end of the current lease terms.
The Company’s future minimum rental commitments as of September 30, 2022, are as follows:

Minimum Rental Commitments
Remaining 2022	$954
2023	3,814
2024	3,603
2025	2,098
2026 and thereafter	2,723
Total	$13,192
Certain lease agreements have rent escalation provisions over the lives of the leases. The Company recognizes rental expense based on a straight-line basis over the term of the leases. Rental expense was $1.1 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively, and $3.2 million and $3.8 million for the nine months ended September 30, 2022 and 2021, respectively, which is included within “General and administrative” expenses in the Consolidated Statements of Operations.
On October 7, 2022, the Company acquired two new leases in connection with the Brainium Acquisition. The Company will be required to make minimum lease payments of approximately $5.2 million from the date of acquisition through May 2028.
N3TWORK, Inc.
On November 22, 2021, the Company entered into agreements with N3TWORK Inc. and The Tetris Company, LLC pursuant to which the Company acquired the rights to develop and operate Tetris®-branded mobile games for an initial term through August 2024. The Company paid N3TWORK Inc. $13.0 million at closing and agreed to pay up to an additional $34.0 million subject to satisfaction of certain conditions (the "Contingent Payments"). As of September 30, 2022, the Company advanced $8.0 million of the Contingent Payments (the "Advance Payment"). None of the Advance Payment was considered earned as of September 30, 2022, which is included within "Other long-term assets" within the Consolidated Balance Sheets.
Contingent Consideration
In connection with the WonderBlocks Acquisition, the Company agreed to pay between zero and $3 million subject to the satisfaction of certain product and financial milestones. As of September 30, 2022, the fair value of the contingent consideration is $1.6 million.
In connection with the Brainium Acquisition, the Company agreed to pay between zero and $27.3 million subject to the satisfaction of certain financial milestones for the fiscal year ending December 31, 2022. The Company is currently in the process of finalizing the accounting for this transaction and expects to complete the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the fourth quarter of 2022.
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
On April 6, 2022, a class action lawsuit was filed in the United States District Court, Northern District of California, by a purported Company shareholder in connection with alleged federal securities violations: Christian A. Felipe et. al. v. PLAYSTUDIOS, Inc. (the “Felipe Complaint”). On July 15, 2022, the Felipe Complaint was transferred to the United States District Court for the District of Nevada, Southern Division. On October 4, 2022, the plaintiffs filed an amendment to the Felipe Complaint. The Felipe Complaint names the Company, several current and former board members of the Company, board members and officers of Acies Acquisition Corp., and Andrew Pascal, the Company’s Chairman and CEO, as defendants. The Felipe Complaint alleges misrepresentations and omissions regarding the state of the Company’s development of the Kingdom Boss game and its financial projections and future prospects in the S-4 Registration Statement filed by Acies that was declared effective on May 25, 2021, the Proxy Statement filed by Acies on May 25, 2021, and other public statements that touted Old PLAYSTUDIOS’ and the Company’s financial performance and operations, including statements made on earnings calls and the Amended S-1 Registration Statement filed by the Company that was declared effective on July 30, 2021. The Felipe Complaint alleges that the misrepresentations and omissions resulted in stock price drops of 13% on August 12, 2021, and 5% on February 25, 2022, following (i) the Company’s release of financial results for the second quarter of 2021, ended on June 30, 2021, and (ii) the filing of the Company’s annual report for 2021 and issuance of a press release summarizing financial results for the fourth quarter and year ended December 31, 2021, respectively. The Felipe Complaint seeks an award of damages for an unspecified amount. The Company believes that the claims are without merit and the Company intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of this litigation. The Company is not able to reasonably estimate the probability or amount of loss and therefore has not made any accruals.

NOTE 16—STOCKHOLDERS’ EQUITY
The condensed consolidated statements of stockholders’ equity reflect the reverse recapitalization as discussed in Note 3—Business Combinations as of June 21, 2021. As Old PLAYSTUDIOS was deemed the accounting acquirer in the reverse recapitalization with Acies, all periods prior to the consummation date reflect the balances and activity of Old PLAYSTUDIOS. The consolidated balances and the audited consolidated financial statements of Old PLAYSTUDIOS, as of December 31, 2020, and the share activity and per share amounts in these condensed consolidated statements of equity were retroactively adjusted, where applicable, using the recapitalization exchange ratio of approximately 0.233 for Old PLAYSTUDIOS common stock. Old PLAYSTUDIOS Series A Preferred Stock, Old PLAYSTUDIOS Series B Preferred Stock, Old PLAYSTUDIOS Series C-1 Preferred Stock, and Old PLAYSTUDIOS Series C Preferred Stock were deemed converted into shares of Old PLAYSTUDIOS common stock at a share conversion factor of 1.0 as a result of the reverse recapitalization. Old PLAYSTUDIOS warrants to purchase preferred stock were deemed exercised and the underlying shares converted based on the respective preferred stock conversion ratio.
Common Stock
As of September 30, 2022, the Company was authorized to issue 2.0 billion and 25.0 million shares of Class A and Class B common stock, respectively. The Company had 113.4 million and 110.1 million shares of Class A common stock and 16.5 million and 16.1 million shares of Class B common stock issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.
Subject to the prior rights of the holders of any preferred stock, the holders of common stock are entitled to receive dividends out of the funds legally available at the times and in the amounts determined by the Company's Board of Directors. Each holder of Class A common stock is entitled to one vote for each share of Class A common stock held and each holder of Class B common stock is entitled to twenty votes for each share of Class B common stock held. After the full preferential amounts due to preferred stockholders have been paid or set aside, the remaining assets of the Company available for distribution to its stockholders, if any, are distributed to the holders of common stock ratably in proportion to the number of shares of common stock then held by each such holder. None of the Company’s common stock is entitled to preemptive rights or subject to redemption. Except as described below, the Company’s common stock is not convertible into any other shares of the Company’s capital stock.
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
Accumulated Other Comprehensive Income
The following tables shows a summary of changes in accumulated other comprehensive income:

	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance as of December 31, 2021	$393	$393
Foreign currency translation	(561)	(561)
Balance as of September 30, 2022	$(168)	$(168)

	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance as of December 31, 2020	$481	$481
Foreign currency translation	(92)	(92)
Balance as of September 30, 2021	$389	$389
Stock Repurchase Program
On November 10, 2021, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $50.0 million of the Company’s Class A common stock over an initial period of 12 months. On November 2, 2022, the Company's Board of Directors approved an extension of the stock repurchase program by an additional 12 months, through November 10, 2023. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements and other business considerations. As of September 30, 2022, the Company has not repurchased any Class A common stock under the stock repurchase program.

NOTE 17—STOCK-BASED COMPENSATION
2011 and 2021 Equity Incentive Plans
The Company has two equity incentive plans: Old PLAYSTUDIOS' 2011 Omnibus Stock and Incentive Plan (the “2011 Plan”) and the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock awards, and performance awards to employees, officers, non-employee directors and independent service providers of the Company. The 2021 Plan became effective immediately upon the Closing of the Acies Merger and replaced the 2011 Plan and no additional awards will be available under the 2011 Plan.
Each Old PLAYSTUDIOS stock option from the 2011 Plan that was outstanding immediately prior to the Acies Merger and held by current employees or service providers, whether vested or unvested, was converted into an option to purchase approximately 0.233 shares of common stock (each such option, an “Exchanged Option”). Except as specifically provided in the Merger Agreement, following the Acies Merger, each Exchanged Option continues to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Old PLAYSTUDIOS option immediately prior to the consummation of the Acies Merger. All equity awards activity was retroactively restated to reflect the Exchanged Options.
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
As of September 30, 2022, the Company had 14.1 million shares of Class A common stock reserved for issuance under the 2021 Plan.
Stock-Based Compensation
The following table summarizes stock-based compensation expense that the Company recorded in income (loss) from operations for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Selling and marketing	$165	$22	$646	$54
General and administrative	1,767	117	6,319	1,587
Research and development	1,622	694	6,598	2,039
Stock-based compensation expense	$3,554	$833	$13,563	$3,680
Capitalized stock-based compensation	$430	$184	$1,966	$502
Stock Options
All of the options granted under the 2011 Plan have time-based vesting periods vesting over a period of three to four years and a maximum term of 10 years from the grant date.
The following is a summary of stock option activity for time-based options for the nine months ended September 30, 2022 (in thousands, except weighted-average exercise price and remaining term):

	No. of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2021	14,749	$0.85
Granted	—	—
Exercised	(2,150)	0.56
Forfeited	(233)	1.91
Expired	(104)	1.99
Outstanding - September 30, 2022	12,262	0.87	5.9	$32,604
Unvested - September 30, 2022	1,776	0.87	6.9	4,929
Exercisable - September 30, 2022	10,486	$0.87	5.7	$27,675
As of September 30, 2022, there was approximately $3.1 million of total unrecognized compensation expense related to stock options to employees. As of September 30, 2022, this cost is expected to be recognized over a remaining average period of 0.5 years. The total intrinsic value of stock options exercised under the provisions of the 2011 Plan during the three months ended September 30, 2022 and 2021, was $4.8 million and $16.1 million, respectively, and during the nine months ended September 30, 2022 and 2021 was $8.1 million and $21.9 million, respectively.
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

The following is a summary of RSU activity for the nine months ended September 30, 2022 (in thousands, except weighted-average grant date fair value):

	No. of RSUs	Weighted-Average Grant Date Fair Value	Total Fair Value of Shares Vested
Outstanding - December 31, 2021	—	$—
Granted	10,255	4.21
Vested	(1,518)	4.32	$6,552
Forfeited	(426)	4.11
Outstanding - September 30, 2022	8,311	$4.20
As of September 30, 2022, there was approximately $28.5 million of total unrecognized compensation expense related to RSUs granted to employees and this cost is expected to be recognized over a remaining average period of 2.4 years.

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
As result of the reverse recapitalization, the Company has retroactively adjusted the weighted average shares outstanding prior to the Acies Merger to give effect to the recapitalization exchange ratio of approximately 0.233 for Old PLAYSTUDIOS common stock used to determine the number of shares of common stock into which they were converted.

The following table sets forth the computation of basic and diluted net income (loss) attributable to Class A and Class B common stockholders per share (in thousands except per share data):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Numerator
Net income attributable to common stockholders – basic	$3,175	$454	$9,796	$1,440
Potential dilutive effect of stock options	21	(21)	(15)	15
Net income attributable to common stockholders – diluted	$3,196	$433	$9,781	$1,455
Denominator
Weighted average shares of common stock outstanding - basic	112,873	16,159	109,693	16,130
Potential dilutive effect of stock options	8,206	1,371	11,123	1,849
Potential dilutive effect of restricted stock units	8,311	—	—	—
Weighted average shares of common stock outstanding - diluted	129,390	17,530	120,816	17,979
Net income attributable to common stockholders per share
Basic	$0.03	$0.03	$0.09	$0.09
Diluted	$0.02	$0.02	$0.08	$0.08

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Numerator
Net (loss) income attributable to common stockholders – basic	$(14,045)	$(2,035)	$8,809	$1,310
Potential dilutive effect of stock options	—	—	(207)	207
Net (loss) income attributable to common stockholders – diluted	$(14,045)	$(2,035)	$8,602	$1,517
Denominator
Weighted average shares of common stock outstanding - basic	111,389	16,140	90,750	16,130
Potential dilutive effect of stock options	—	—	11,686	1,950
Weighted average shares of common stock outstanding - diluted	111,389	16,140	102,436	18,080
Net (loss) income attributable to common stockholders per share
Basic	$(0.13)	$(0.13)	$0.10	$0.08
Diluted	$(0.13)	$(0.13)	$0.08	$0.08
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

The following equity awards outstanding have been excluded from the computation of diluted net income (loss) per share of common stock for the periods presented due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	133	51	12,262	—
RSUs	—	—	8,311	—
Public Warrants	5,382	7,175	5,382	7,175
Private Warrants	3,821	3,821	3,821	3,821
Earnout Shares	15,000	15,000	15,000	15,000
	24,336	26,047	44,776	25,996

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
Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in the “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. All forward-looking statements in this report are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances, except as required by law.
Overview
We are a developer and publisher of free-to-play casual games for mobile and social platforms each of which incorporate our unique playAWARDS loyalty program. Over our eleven-year history, we developed a portfolio of free-to-play social casino games that are considered to be among the most innovative and unique in the genre. They include the award-winning POP! Slots, myVEGAS Slots, my KONAMI Slots, myVEGAS Blackjack, myVEGAS Bingo and MGM Slots Live. Our games are based on original content, real-world slot game content, as well as third-party licensed brands and are downloadable and playable for free on multiple social and mobile-based platforms, including the Apple App Store, Google Play Store, Amazon Appstore, and Facebook.
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
PLAYSTUDIOS' playAWARDS platform embodies all of the features, tools, and capabilities needed to deliver loyalty programs tailored for the games industry. Our consumer-facing brand for our loyalty program is myVIP. The myVIP program is an aspirational benefits framework, with in-game mechanics and rewards features, along with a player development and hosting program. The program dynamically ranks and assigns players to tiers based on their accumulation of tier points, which are a proxy for their overall engagement with our games. The tier points are separate from and are not interchangeable with the loyalty points earned in the playAWARDS program. Qualified players are provided access to enhanced benefits that increase with each tier. Higher tiers provide access to a VIP player portal whereby players can view and purchase special chip bundles, redeem loyalty points for a curated set of rewards, and communicate directly with a dedicated personal host. The VIP player portal, concierge, and host programs enhance the in-game and real-world reward experience with both in-game and in-person, invitation-only special events. We believe that the myVIP program drives increased player engagement and retention, and therefore extends each game's life-cycle and revenue potential.
We primarily generate our revenue from the sale of virtual currency, which players can choose to purchase at any time to enhance their playing experience. Once purchased, our virtual currency cannot be withdrawn from the game, transferred from one game to another or from one player to another, or be redeemed for monetary value. Players who install our games receive free virtual currency upon the initial launch of the game, and they may also collect virtual currency free of charge at periodic intervals or through targeted marketing promotions. Players may exhaust the free virtual currency and may choose to purchase additional virtual currency. Additionally, players can send free “gifts” of virtual currency to their friends on Facebook. Our revenue from virtual currency has been generated world-wide, but is largely concentrated in North America.

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
Key Factors Affecting Our Performance
There are a number of factors that affect the performance of our business, and the comparability of our results from period to period, including:
•Third-Party Platform Agreements—We derive a substantial portion of our revenue from in-game purchases of virtual currency that are processed by platform providers such as the Apple App Store, Google Play Store, Amazon Appstore, and on Facebook. The platform providers charge us a transaction fee to process payments from our players for their purchase of in-game virtual currency. These platform fees are generally set at 30% of the in-game purchase. Each platform provider has broad discretion to set its platform fees and to change and interpret its terms of service and other policies with respect to us and other developers in its sole discretion, and those changes may be unfavorable to us.

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

•Investment in Game Development—In order to maintain interest from existing players and add new players and achieve our desired revenue growth, we must continually improve the content, offers, and features in our existing games, as well as develop and release new games. As a result, we invest a significant amount of our technological and creative resources to ensure that we support an appropriate cadence of innovative content that our players will find appealing. These expenditures generally occur in advance of the release of new content or the launch of a new game, and the resulting revenue may not exceed the development costs, or the game or feature may be abandoned in its entirety.
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

Key Performance Indicators and Non-GAAP Measures
We manage our business by regularly reviewing several key operating metrics to track historical performance, identify trends in player activity, and set strategic goals for the future. Our key performance metrics are impacted by several factors that could cause them to fluctuate on a quarterly basis, such as platform providers’ policies, seasonality, player connectivity, and the addition of new content to games. We believe these measures are useful to investors for the same reasons. In addition, we also present certain non-GAAP performance measures. These performance measures are presented as supplemental disclosure and should not be considered superior to or as a substitute for the consolidated financial statements prepared under US GAAP. The non-GAAP measures presented in this Quarterly Report on Form 10-Q should be read together with the unaudited condensed consolidated financial statements and the respective related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The key performance indicators and non-GAAP measures presented in this Quarterly Report on Form 10-Q may differ from similarly titled measures presented by other companies and are not a substitute for financial statements prepared in accordance with US GAAP.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$3,629	$11,236	$(16,080)	$10,119
Depreciation & amortization	8,583	7,213	25,265	20,145
Income tax expense	(1,763)	(329)	(6,186)	(4,819)
Stock-based compensation expense	3,554	833	13,563	3,680
Change in fair value of warrant liability	(4,676)	(11,876)	(1,139)	(11,986)
Special infrequent(1)	—	—	—	7,500
Restructuring and related(2)	796	2,303	10,969	2,379
Other	(367)	267	(213)	546
AEBITDA	9,757	9,647	26,179	27,564

GAAP Revenue	72,127	70,571	210,931	215,490

Margin as a % of revenue
Net income (loss) margin	5.0%	15.9%	(7.6)%	4.7%
AEBITDA margin	13.5%	13.7%	12.4%	12.8%

(1)Amounts reported during the nine months ended September 30, 2021 consist of a transaction bonus and a charitable contribution per the terms of the merger agreement related to the Acies Merger.
(2)Amounts reported during the three and nine months ended September 30, 2021 consist of severance-related costs and fees related to evaluating various merger and acquisition opportunities. Amounts reported during the three months ended September 30, 2022 consist of fees related to potential mergers and acquisitions. Amounts reported during the nine months ended September 30, 2022 consist of (i) non-cash impairment charge related to the suspension of Kingdom Boss development, (ii) fees related to evaluating various merger and acquisition opportunities, and (iii) fees related to the Tender Offer for the Warrants.

Results of Operations
Summarized Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Net revenue	$72,127	$70,571	$1,556	2.2%	$210,931	$215,490	$(4,559)	(2.1)%
Operating expenses	75,305	71,370	3,935	5.5%	234,550	221,728	12,822	5.8%
Operating loss	(3,178)	(799)	(2,379)	297.7%	(23,619)	(6,238)	(17,381)	278.6%
Net income (loss)	3,629	11,236	(7,607)	(67.7)%	(16,080)	10,119	(26,199)	(258.9)%
AEBITDA	9,757	9,647	110	1.1%	26,179	27,564	(1,384)	(5.0)%
Net income (loss) margin	5.0%	15.9%	(10.9)%	(68.6)%	(7.6)%	4.7%	(12.3)%	(261.7)%
AEBITDA margin	13.5%	13.7%	(0.2)%	(1.5)%	12.4%	12.8%	(0.4)%	(3.1)%

Revenue and Key Performance Indicators (in thousands, except percentages and ARPDAU)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Virtual currency	$65,607	$69,255	$(3,648)	(5.3)%	$195,377	$212,226	$(16,849)	(7.9)%
Advertising	3,807	1,316	2,491	189.3%	11,364	3,264	8,100	248.2%
Other revenue	2,713	—	2,713	100.0%	4,190	—	4,190	100.0%
Net revenue	$72,127	$70,571	$1,556	2.2%	$210,931	$215,490	$(4,559)	(2.1)%

Average DAU	1,462	1,173	289	24.6%	1,495	1,228	267	21.7%
Average MAU	6,683	3,571	3,112	87.1%	6,743	3,867	2,876	74.4%
Average DPU	29	33	(4)	(12.1)%	30	34	(4)	(11.8)%
Average Daily Payer Conversion	2.0%	2.8%	(0.8)%	(28.6)%	2.0%	2.8%	(0.8)%	(28.6)%
ARPDAU (in dollars)	$0.52	$0.65	$(0.13)	(20.0)%	$0.51	$0.64	$(0.13)	(20.3)%
Revenue information by geography is summarized as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
United States	$63,501	$61,692	$1,809	2.9%	$185,646	$187,319	$(1,673)	(0.9)%
North America (excluding United States)	3,378	3,601	(223)	(6.2)%	10,394	11,690	(1,296)	(11.1)%
Other	5,248	5,278	(30)	(0.6)%	14,891	16,481	(1,590)	(9.6)%
Net revenue	$72,127	$70,571	$1,556	2.2%	$210,931	$215,490	$(4,559)	(2.1)%
Net revenue increased $1.6 million to $72.1 million during the three months ended September 30, 2022 compared to $70.6 million during the three months ended September 30, 2021. The increase is a result of an increase of $2.5 million of advertising revenue and $2.7 million of other revenue, partially offset by a decrease of $3.6 million in virtual currency revenue. The decrease in virtual currency revenue was driven by a decrease in DPU. DAU and MAU increased 24.6% and 87.1%, respectively, compared to three months ended September 30, 2021, driven by the addition of new applications, Tetris and MGM Slots Live. Our daily payer conversion and ARPDAU both decreased compared to three months ended September 30, 2021 due to the addition of the high-volume, low-monetizing Tetris application which diluted both metrics.
Net revenue decreased by $4.6 million to $210.9 million during the nine months ended September 30, 2022 compared to $215.5 million during the nine months ended September 30, 2021. The decrease is a result of a $16.8 million decrease in virtual currency revenue primarily driven by a decrease in DPU. The virtual currency revenue decrease was partially offset by an increase of $8.1 million in advertising revenue and $4.2 million of other revenue. DAU and MAU increased 21.7% and 74.4% respectively compared to nine months ended September 30, 2021, driven by the addition of new applications, Tetris and MGM Slots Live. Our daily payer conversion and ARPDAU both decreased compared to nine months ended September 30, 2021 due to the addition of the high-volume, low-monetizing Tetris application which diluted both metrics.
Other revenue increased to $2.7 million during the three months ended September 30, 2022 and $4.2 million during the nine months ended September 30, 2022, primarily as a result of a short-term licensing arrangement using our games, brands, and other promotional efforts.

Operating Expenses
The following table summarizes our consolidated operating expenses for each applicable period (in thousands, except percentages):

	Three Months Ended September 30,				% of Revenue
	2022	2021	$ Change	% Change	2022	2021
Operating expenses:
Cost of revenue	$21,703	$22,282	$(579)	(2.6)%	30.1%	31.6%
Selling and marketing	19,249	19,274	(25)	(0.1)%	26.7%	27.3%
Research and development	15,110	14,509	601	4.1%	20.9%	20.6%
General and administrative	9,864	5,789	4,075	70.4%	13.7%	8.2%
Depreciation and amortization	8,583	7,213	1,370	19.0%	11.9%	10.2%
Restructuring expenses	796	2,303	(1,507)	(65.4)%	1.1%	3.3%
Total operating expenses	$75,305	$71,370	$3,935	5.5%	104.4%	101.1%

	Nine Months Ended September 30,				% of Revenue
	2022	2021	$ Change	% Change	2022	2021
Operating expenses:
Cost of revenue	$63,657	$69,802	$(6,145)	(8.8)%	30.2%	32.4%
Selling and marketing	59,336	60,461	(1,125)	(1.9)%	28.1%	28.1%
Research and development	46,561	46,551	10	0.0%	22.1%	21.6%
General and administrative	28,763	22,390	6,373	28.5%	13.6%	10.4%
Depreciation and amortization	25,265	20,145	5,120	25.4%	12.0%	9.3%
Restructuring expenses	10,968	2,379	8,589	361.0%	5.2%	1.1%
Total operating expenses	$234,550	$221,728			111.2%	102.9%
Cost of Revenue
Cost of revenue decreased by $0.6 million to $21.7 million during the three months ended September 30, 2022 compared to $22.3 million during the three months ended September 30, 2021, primarily due to the decrease in virtual currency revenue which decreased our platform fees. As a percentage of revenue, cost of revenue decreased from 31.6% for the three months ended September 30, 2021 to 30.1% for the three months ended September 30, 2022. The decrease was primarily related to an increase in advertising and other revenue which do not incur platform fees, and a reduction in royalty expenses associated with our revenue.
Cost of revenue decreased by $6.1 million to $63.7 million during the nine months ended September 30, 2022 compared to $69.8 million during the nine months ended September 30, 2021, primarily due to the decrease in virtual currency revenue which decreased our platform fees. As a percentage of revenue, cost of revenue decreased from 32.4% for the nine months ended September 30, 2021 to 30.2% for the nine months ended September 30, 2022. The decrease was primarily related to an increase in advertising and other revenue which do not incur platform fees, and a reduction in royalty expenses associated with our revenue.
Selling and Marketing
Selling and marketing expenses remained flat during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Selling and marketing expenses decreased by $1.1 million to $59.3 million during the nine months ended September 30, 2022 compared to $60.5 million during the nine months ended September 30, 2021.The decrease was primarily due to a $3.1 million decrease in user acquisition costs related to normalization of costs related to myVEGAS Bingo, which launched mid-March 2021. This decrease was offset by $2.0 million of other selling and marketing expenses. As a percentage of revenue, selling and marketing expenses were 28.1% for the nine months ended September 30, 2022 and September 30, 2021.

Research and Development
Research and development expenses increased by $0.6 million to $15.1 million during the three months ended September 30, 2022 compared to $14.5 million during the three months ended September 30, 2021. The increase was primarily due to $0.7 million in additional payroll expense and $0.9 million of additional stock-based compensation, offset by a decrease in outside services of $1.1 million related to the development of Kingdom Boss and myVEGAS Bingo.
Research and development expenses remained flat during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021; however, there was an increase of $4.6 million of additional stock-based compensation that was primarily offset by a decrease of outside services related to the development of Kingdom Boss and myVEGAS Bingo.
General and Administrative
General and administrative expenses increased by $4.1 million to $9.9 million during the three months ended September 30, 2022 compared to $5.8 million during the three months ended September 30, 2021. The increase was primarily due to $1.2 million in additional payroll expense, $1.6 million of additional stock-based compensation, and an increase of $1.3 million of other general and administrative costs during the three months ended September 30, 2022.
General and administrative expenses increased by $6.4 million to $28.8 million during the nine months ended September 30, 2022 compared to $22.4 million during the nine months ended September 30, 2021. The increase was primarily due to $3.8 million in additional payroll expense, $4.7 million of additional stock-based compensation, $1.9 million of additional insurance expense, $1.9 million of other general and administrative costs during the nine months ended September 30, 2022. This increase was partially offset by one-time charges of $4.2 million for bonuses related to the Acies Merger and $2.5 million related to charitable contributions made during the nine months ended September 30, 2021.
Depreciation and Amortization
Depreciation and amortization expenses increased by $1.4 million to $8.6 million during the three months ended September 30, 2022 compared to $7.2 million during the three months ended September 30, 2021. The increase was primarily due to $1.6 million of amortization related to the Tetris license and $0.5 million of additional depreciation related to a higher property and equipment balance, partially offset by a decrease of $0.9 million in software development amortization. See Note 8—Internal-Use Software, Net in our condensed consolidated financial statements.
Depreciation and amortization expenses increased by $5.1 million to $25.3 million during the nine months ended September 30, 2022 compared to $20.1 million during the nine months ended September 30, 2021. The increase was primarily due to $4.9 million of amortization related to the Tetris license and $1.0 million of additional depreciation related to a higher property and equipment balance, partially offset by a decrease of $0.6 million in software development amortization. See Note 8—Internal-Use Software, Net in our condensed consolidated financial statements.
Restructuring Expenses
Restructuring expenses decreased by $1.5 million to $0.8 million during the three months ended September 30, 2022 compared to $2.3 million during the three months ended September 30, 2021. The decrease was primarily due to a decrease of $1.3 million in fees related to various merger and acquisition opportunities, and $0.2 million other one-time restructuring costs.
Restructuring expenses increased by $8.6 million to $11.0 million during the nine months ended September 30, 2022 compared to $2.4 million during the nine months ended September 30, 2021. The increase is primarily due to the non-cash impairment charge of $8.4 million related to the suspension of Kingdom Boss development and $0.3 million in fees related to various merger and acquisition opportunities, partially offset by $0.2 million related to other one-time restructuring costs.

Other Expense, Net
The following table summarizes our consolidated non-operating expense for each applicable period (in thousands, except percentages):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Change in fair value of warrant liabilities	$4,676	$11,876	$(7,200)	(60.6)%
Interest expense	843	(57)	900	1578.9%
Other expense, net	(475)	(113)	(362)	320.4%
Total other expense, net	$5,044	$11,706	$(6,662)	(56.9)%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Change in fair value of warrant liabilities	$1,139	$11,986	$(10,847)	(90.5)%
Interest expense	1,050	(206)	1,256	609.7%
Other expense, net	(836)	(242)	(594)	245.5%
Total other expense, net	$1,353	$11,538	$(10,185)	(88.3)%
The change in fair value of warrant liabilities is related to the warrants discussed in Note 8—Warrant Liabilities to our consolidated financial statements herein. Interest expense is related to the unused commitment fees and debt issue costs associated with the Credit Agreement and the Revolver, respectively, as discussed in Note 13—Long-Term Debt to our consolidated financial statements herein. Other expense, net primarily relates to gains or (losses) from equity investments and gains or (losses) from foreign currency transactions with our foreign subsidiaries.
Provision for Income Taxes
Provision for income taxes resulted in a tax benefit of $1.8 million for the three months ended September 30, 2022, compared to a tax benefit of $0.3 million for the three months ended September 30, 2021 Our effective tax rate was (94.5)% for the three months ended September 30, 2022 compared to our statutory tax rate of 21%. Our effective tax rate was increased by the recognition of estimated state taxes, foreign tax deductions, and R&D tax credits. Our effective tax rate was decreased by other non-deductible expenses including stock options, foreign branch income, and the fair value adjustment of the warrant liability.
Provision for income taxes resulted in a tax benefit of $6.2 million for the nine months ended September 30, 2022, compared to a tax benefit of $4.8 million for the nine months ended September 30, 2021. Our effective tax rate was 27.8% for the nine months ended September 30, 2022 compared to our statutory tax rate of 21%. Our effective tax rate was increased by the recognition of estimated state taxes, non-deductible stock options, and R&D tax credits which are partially offset by foreign branch income.
Liquidity and Capital Resources
As of September 30, 2022, we had cash and cash equivalents of $212.1 million, which consisted of cash on hand and money market mutual funds. Historically, we have funded our operations, including capital expenditures, primarily through cash flow from operating activities. We believe that our existing cash and cash equivalents, the cash generated from operations, and the borrowing capacity under our Credit Agreement will be sufficient to fund our operations and capital expenditures for the foreseeable future. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure, or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds or we may decide to do so opportunistically.
Debt
On June 24, 2021, in connection with the Closing, Old PLAYSTUDIOS terminated and replaced the Revolver. We, one of our subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent and JPMorgan Chase Bank, N.A., Silicon Valley Bank and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers, entered into a credit agreement

(the “Credit Agreement”) which provides for a five year revolving credit facility in an aggregate principal amount of $75 million. Borrowings under the Credit Agreement may be borrowed, repaid and re-borrowed by us, and are available for working capital, general corporate purposes and permitted acquisitions. Commitment fees and interest rates are determined on the basis of either a Eurodollar rate or an Alternate Base Rate plus an applicable margin. The applicable margins are initially 2.50%, in the case of Eurodollar loans, and 1.50%, in the case of Alternate Base Rate loans. The applicable margin is subject to adjustment based upon our Total Net Leverage Ratio (as defined in the Credit Agreement). Eurodollar rates and the Alternate Base Rate are subject to floors of 0.00% and 1.00%, respectively. The Credit Agreement contains various affirmative and negative financial and operational covenants applicable to us and our subsidiaries. We are also obligated to comply with two financial maintenance covenants as of the end of each fiscal quarter, commencing with the quarter ended September 30, 2021: (i) we must maintain a Total Net Leverage Ratio not to exceed 3.50:1.00 (subject to increase to 4.00:1.00 following consummation of certain material acquisitions) and (ii) we must maintain a Fixed Charge Coverage Ratio of not less than 1.25:1.00. As of September 30, 2022, the Company does not have any balances outstanding under the Credit Agreement.
On May 13, 2022, the Company entered into the Amendment No. 1 to the Credit Agreement, which amended the Credit Agreement to, among other things, exclude from the definition of Fixed Charge Coverage Ratio certain funds, up to $15,000,000, expended or to be expended by the Company in connection with the Tender Offer.
On August 9, 2022, the Company entered into the Amendment No. 2 to the Credit Agreement, which amended the Credit Agreement (as amended by Amendment No. 1 to the Credit Agreement) to, among other things, (i) increase the total current available line of credit from $75 million to $81 million, (ii) change the basis for calculation of interest under the facility from LIBOR to SOFR, and (iii) exclude from the calculation of the Fixed Charge Coverage Ratio (A) up to $6 million for the acquisition of, and improvements to, the real property located at 10150 Covington Cross Drive, Las Vegas, Nevada 89144 incurred on or prior to the first anniversary of the effective date of Amendment No. 2 to the Credit Agreement, and (B) up to $20,000,000 used to repurchase or redeem up to 10,996,631 warrants to purchase shares of Class A common stock of the Company, and shares of Class A common stock of the Company, on or before December 31, 2023, of which as of the date of Amendment No. 2 to the Credit Agreement, the Company had used $1,792,463 to redeem outstanding warrants to purchase Class A common stock in connection with the Tender Offer.
Cash Flows
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$31,231	$20,763
Net cash used in investing activities	(26,103)	(30,314)
Net cash (used in) provided by financing activities	(5,648)	186,712
Effect of exchange rate on cash and cash equivalents	(913)	(113)
(Decrease) increase in cash and cash equivalents	(1,433)	177,048
Operating Activities
During the nine months ended September 30, 2022, operating activities provided $31.2 million of net cash as compared to $20.8 million during the nine months ended September 30, 2021. The increase in cash provided from operating activities was primarily due to a favorable change in operating assets and liabilities, including the decrease in accounts receivable of $1.7 million due to timing fluctuations in receivables collection.
Investing Activities
Our investing activities are comprised of cash used for game development and purchase of property and equipment.
During the nine months ended September 30, 2022, investing activities used $26.1 million of net cash as compared to $30.3 million during the nine months ended September 30, 2021. The decrease in investing activities was primarily due to the purchase of $8.5 million in notes receivable from third-party game developers during the nine months ended September 30, 2021 that did not occur during the nine months ended September 30, 2022 and $4.0 million less in software capitalization during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we received $2.3 million of notes receivable, which was offset by $9.5 million of additional property and equipment purchased compared to prior year and $1.0 million of cash used for the WonderBlocks asset acquisition.

Financing Activities
Our cash flow from financing activities primarily consists of proceeds from the exercise of stock options, cash proceeds from the Acies Merger and PIPE Financing, and cash used in the Tender Offer.
During the nine months ended September 30, 2022, financing activities used $5.6 million of net cash as compared to $186.7 million of cash provided by financing activities during the nine months ended September 30, 2021. The change in cash provided by financing activities was due to $185.3 million of net proceeds from the Acies Merger and PIPE Financing during the nine months ended September 30, 2021, as well as the decrease of $0.9 million of net proceeds from the exercise of stock options during the nine months ended September 30, 2022.
Contractual Obligations, Commitments, and Contingencies
As of September 30, 2022, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021.
On July 29, 2022, the Company terminated the lease associated with its office in Las Vegas, Nevada in connection with the purchase of the real property associated with such lease. The Company is no longer required to make the remaining lease payments through January 2027 totaling approximately $2.1 million. Refer to Note 7—Property and equipment, net for further information.
On October 7, 2022, the Company acquired two new leases in connection with the Brainium Acquisition. The Company will be required to make minimum lease payments of approximately $5.2 million from the date of acquisition through May 2028.
Contingent Consideration
In connection with the WonderBlocks Acquisition, the Company agreed to pay between zero and $3 million subject to the satisfaction of certain product and financial milestones. As of September 30, 2022, the fair value of the contingent consideration was $1.6 million.
In connection with the Brainium Acquisition, the Company agreed to pay between zero and $27.3 million subject to the satisfaction of certain financial milestones during the fiscal year ending December 31, 2022. The Company is currently in the process of finalizing the accounting for this transaction and expects to complete the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the fourth quarter of 2022.
Critical Accounting Policies and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Interest Rate Risk
Our exposures to market risk for changes in interest rates relate primarily to our Credit Agreement. The Credit Agreement is a floating rate facility. Therefore, fluctuations in interest rates will impact the amount of interest expense we incur and have to pay. We did not have any borrowings outstanding under the Credit Agreement on September 30, 2022 or December 31, 2021.
We do not purchase or hold any derivative financial instruments for trading purposes.
Investment Risk
We had cash and cash equivalents including restricted cash and cash equivalents totaling $212.1 million and $213.5 million as of September 30, 2022 and December 31, 2021, respectively. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents primarily consist of cash deposits and money market funds. We do not enter into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would have increased or decreased our interest income for a twelve-month period by an immaterial amount.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Summary of Principal Risk Factors
•Our business will suffer if we are unable to entertain our players, develop new games, and improve the experience of our existing games.
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
•attract, retain, and motivate talented and experienced game designers, product managers, and engineers;
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
Players accumulate loyalty points by engaging with our games, and players can exchange their loyalty points for real-world rewards through our playAWARDS program. We believe that our players’ level of engagement with our games is partly based on the perceived value of earning loyalty points and exchanging those loyalty points for real-world rewards that they can redeem at our awards partners’ establishments. We currently offer real-world rewards relating to, among other things, dining, live entertainment shows, and hotel rooms. For example, through an agreement with MGM Resorts International, or MGM, our players are able to exchange loyalty points for, among other things, free hotel rooms, meals and show tickets for various Las Vegas properties, including ARIA, Bellagio, and MGM Grand. We observed a lower level of rewards redemption during the COVID-19 pandemic, including variants thereof, due to restrictions on the operations of awards partners and on the ability for players to travel or attend public events, and while such restrictions generally have been lifted, we continue to observe a lower level of rewards redemption. If we are unable to expand and diversify our playAWARDS program, in particular to include real-world rewards not based on travel or attending public events or shows especially during the COVID-19 pandemic, the perceived value of exchanging loyalty points for the real-world rewards we offer will diminish and our players may be less likely to play our games or may reduce their level of engagement with our games. Such loss of, or reduction in, players or their level of engagement with our games would cause our business, financial condition, and results of operations to suffer.
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
Competition in the gaming industry, especially the mobile gaming segment, is intense and subject to rapid changes, including changes from evolving player preferences and emerging technologies. Many new games are introduced in each major industry segment (mobile, web, PC, and console) each year, but only a relatively small number of titles account for a significant portion of total revenue in each segment. While we have started to diversify our product offering, we currently compete primarily in the social casino gaming category and our competitors that develop mobile and web games in the social casino gaming category vary in size and offerings and include companies such as Aristocrat, DoubleU, Huuuge Games, Playtika, SciPlay, Scopely, Zynga, and others. In addition, there are competitors that develop mobile and web games that are not currently focused on the social casino gaming category but may move into that space and that may also impede our diversification efforts, including companies such as Activision Blizzard (the parent company of King Digital), Electronic Arts (EA Mobile), Epic Games, Jam City, Netmarble (the parent company of Kabam), NetEase (NetEase Games), Niantic, Take-Two Interactive Software, Vivendi (the parent company of Gameloft) and others. In addition, online game developers and distributors that are primarily focused on specific international markets, such as Giant Interactive and Tencent in Asia, and high-profile companies with significant online presences that to date have not actively focused on social games, such as Facebook, Apple, Google, Amazon, and Microsoft, may decide to develop social games including social casino games which may compete with our games. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in player preferences, regulations, or other developments that may impact our industry.
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
Compared to all players who play our games in any period, only a small portion are paying players. In order to sustain and grow our revenue levels, we must attract, retain, and increase the number of paying players or more effectively monetize our players through advertising and other strategies. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our players, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain paying players declines, or if the average amount our players pay declines, our business may not grow and our financial results will suffer.
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
•the platforms increase the fees they charge us or change the ways in which their fees are determined;
•the platforms modify their algorithms, discovery mechanisms, communication channels available to developers, respective terms of service, or other policies;
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
•the platforms impose restrictions or spending caps or make it more difficult for players to make in-game purchases of virtual items;
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
Changes in the respective terms of service or policy changes of third-party platforms may decrease the visibility or availability of our games, limit our distribution capabilities, prevent access to our existing games, reduce the amount of revenue we may recognize from in-game purchases, increase our costs to operate on these platforms, or result in the exclusion or limitation of our games or certain in-game features on such platforms. Any such changes could adversely affect our business, financial condition, or results of operations.
If our platform providers do not perform their obligations in accordance with our platform agreements, we could be adversely impacted. For example, in the past, some of these platform providers have been unavailable for short periods of time, unexpectedly changed their terms or conditions or experienced issues with their features that permit our players to purchase virtual items. If any of our third-party service providers is unable to process payments, even for a short period of time, our business could be harmed. These platforms and our third-party online payment service providers may also experience security breaches or other issues with their functionalities. In addition, if we violate, or a platform provider believes we have violated, its terms of service, policies, or standard publisher agreements (or if there is any change or deterioration in our relationship with any of these platform providers), that platform provider could limit or discontinue our access to the platform or we may be exposed to liability or litigation. For example, in August 2020, Epic Games attempted to bypass Apple’s and Google’s payment systems for in-game purchases with an update that allowed users to make purchases directly through Epic Games in their game, Fortnite. Apple and Google promptly removed Fortnite from their respective app stores. In August 2020, Epic Games filed separate lawsuits against Apple and Google relating to, among other things, the 30% platform fee and anti-trust violations. In September 2020, Apple filed a counterclaim seeking injunctive relief to block the use of Epic Games’ payment system and seeking monetary damages to recover funds made while the updated version of Fortnite was active. In September 2021, a court ruled that Apple must provide other payment options for in-app game purchases within a certain time, however, Apple is not required to allow Fortnite back on its app store. Both parties have appealed the ruling. In October 2021, Google filed a counterclaim seeking monetary damages from Epic Games for breach of contract.
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
We currently, have in the past and expect in the future to, engage third-party game development companies to develop and operate new mobile games on our behalf. In each instance, we have been and in the future intend to be the publisher of these third-party developed games when they are available for distribution through platforms such as the Apple App Store, Google Play Store, Amazon Appstore, and Facebook, but much of the responsibility to operate our games after commercial launch will be undertaken by the development company. Typically when we engage a third-party game development company, we will enter into a contract with them that defines their and our duties and responsibilities, but we have limited control over the work performed by the development company and are therefore subject to additional risks than if our own employees were developing our games, such that completion of our games and their publication could be delayed due to the development company’s failure to adhere to our milestones and roadmaps. For example, one of our third-party game development companies failed to complete development milestones in accordance with our game development roadmap. If our third-party game development companies do not perform in accordance with our agreements with them, it could adversely affect the development of our games that are the subject of that agreement, including delaying their availability for launch and their performance once launched, which could materially and adversely impact our ability to meet our forecasts.
Once a co-developed game is launched, we will be reliant on the development company’s ability to maintain adequate, knowledgeable, and experienced personnel to operate and maintain the co-developed game successfully and to develop and implement future game updates, patches, and bug fixes, as well as provide ongoing support services. If the development company fails to operate and maintain the co-developed game, it could adversely affect the co-developed game's performance and player satisfaction, and our business may suffer as a result.
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
We intend to grow our business through strategic acquisitions, investments, and joint ventures that involve numerous risks and uncertainties. We have recently closed two acquisitions and are currently in various stages of seeking, evaluating, and pursuing additional strategic acquisitions both in the U.S. and in non-U.S. jurisdictions, and we intend to continue to seek, evaluate, and pursue strategic transactions, investments, and joint ventures, both in the U.S. and in non-U.S. jurisdictions. These transactions often require unique approaches to integration due to, among other reasons, the structure of the transactions, the locations, and cultural differences among the other company’s teams and ours, and have required and will continue to require significant attention from our management team. If we are unable to obtain the anticipated benefits from these transactions, or if we encounter difficulties in integrating any acquired operations with our business, our financial condition, and results of operations could be materially harmed.
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
Furthermore, our intellectual property and other proprietary rights may be challenged, knowingly or unknowingly infringed, misappropriated, circumvented, declared generic, or determined to be infringing on or dilutive of third-party intellectual property rights, and we may not be able to prevent infringement or misappropriation or other violation of our intellectual property and other proprietary rights without incurring substantial expense. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of proprietary rights claimed by others. Monitoring unauthorized use of our intellectual property is difficult and costly, and while it is our policy to protect and defend our rights to our intellectual property, we cannot predict whether steps taken by us to enforce and protect our intellectual property rights will be adequate to prevent infringement, misappropriation, dilution, or other violations of our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our games. Moreover, in any lawsuit we bring to enforce our intellectual property rights, a court may refuse to stop the other party from using the technology at issue on grounds that our intellectual property rights do not cover the technology in question. Further, in such proceedings, the defendant could counterclaim that our intellectual property is invalid or unenforceable and the court may agree, in which case we could lose valuable intellectual property rights. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs, adverse publicity, and diversion of management and technical resources, any of which could adversely affect our business, financial condition, or results of operations. If we fail to maintain, protect, and enhance our intellectual property rights, our business, financial condition, or results of operations may be harmed.

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
In the U.S., there are numerous federal and state privacy and data protection laws and regulations governing the collection, use, disclosure, protection, and other processing of personal information, including federal and state data privacy laws, data breach notification laws, and consumer protection laws. For example, the California Consumer Privacy Act of 2018, or CCPA, came into force in January 2020 and created new privacy rights for consumers residing in the state of California. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA allows for the California Attorney General to impose civil penalties for violations and also provides a private right of action for certain data breaches. California voters also recently passed the California Privacy Rights Act, or CPRA, which will take effect on January 1, 2023. The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding California consumers’ rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.
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
Our awards partners, content licensors, advertisers, and investors rely on our key metrics as a representation of our performance. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. If we determine that we can no longer calculate any of our key metrics with a sufficient degree of accuracy, and we cannot find an adequate replacement for the metric, our business, financial condition, or results of operations may be harmed. In addition, if awards partners, content licensors, advertisers, or investors do not perceive our player metrics to be accurate representations of our user base or player engagement, or if we discover material inaccuracies in our user metrics, our reputation may be harmed and awards partners, content licensors, or advertisers may be less willing to allocate their resources, intellectual property, or budgets to our games, which could negatively affect our business, financial condition, or results of operations.
Companies and governmental agencies may restrict access to platforms, our website, mobile applications, or the Internet generally, which could lead to the loss or slower growth of our player base.
Our players generally need to access the Internet and, in particular, platforms such as Facebook, Apple, Google, Amazon, and our website to play our games. Access to the Internet in a timely fashion is necessary to provide a satisfactory player experience to the players of our games. Companies and governmental agencies could block access to any platform, our website, mobile applications, or the Internet generally, or could limit the speed of data transmissions, for a number of reasons such as security or confidentiality concerns or regulatory reasons, or they may adopt policies that prohibit employees from accessing Facebook, Apple, Google, Amazon, and our website or any other social platform. In addition, telecommunications companies may implement certain measures, such as increased cost or restrictions based on the type or amount of data transmitted, that would impact players’ ability to access our games. If companies or governmental entities block or limit such access or otherwise adopt policies restricting players from playing our games, our business could be negatively impacted and could lead to the loss or slower growth of our player base.
Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption of our operations and the services we provide to players, damage to our reputation, and a loss of confidence in our products and services, which could adversely affect our business.
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
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws (including in response to the COVID-19 pandemic) or changes in interpretations of existing laws could cause us to be subject to additional income-based taxes and non-income based taxes (such as payroll, sales, use, value-added, digital services, excise, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. For example, in December 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act, or the 2017 Tax Act. The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed repatriation toll tax on cumulative undistributed foreign earnings. Many of the provisions of the 2017 Tax Act are highly complex and may be subject to further interpretive guidance from the Internal Revenue Service, or IRS, or others. Some of the provisions of the 2017 Tax Act may be changed by a future Congress and may face future challenges by the World Trade Organization, or WTO, such as the favorable tax treatment for foreign-derived intangible income claimed by us. Although we cannot predict the nature or outcome of such future interpretive guidance, or actions by a future Congress or WTO, they could adversely impact the consolidated results of our operations and financial position. In addition, many countries in the EU, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. Any significant changes to our future effective tax rate may materially and adversely affect our business, financial condition, results of operations, or cash flows.
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
Under Section 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its research credit carryforwards and other pre-change tax attributes to offset its post-change income taxes may be limited. We may have experienced, and we may in the future experience, ownership changes, either as a result of the Acies Merger or other changes in our stock ownership (some of which are not in our control). As a result, if we incur income tax liability, our ability to use our pre-change research credit carryforwards to offset U.S. federal income taxes may be subject to limitations under Section 383, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of research credit carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
General Risk Factors
Economic downturns and political and market conditions beyond our control could adversely affect our business, financial condition, results of operations, or prospects.
Our financial performance is subject to U.S. economic conditions and their impact on levels of spending by players, our awards partners, and our advertisers. Economic recessions have had, and may continue to have, far-reaching adverse consequences across many industries, including the gaming industries, which may adversely affect our business and financial condition. In the past decade, the U.S. economy experienced tepid growth following the financial crisis in 2008 and 2009 and experienced a recession in 2020 due to the impact of the COVID-19 pandemic as well as international trade and monetary policy and other changes. If the U.S. economy experiences another recession or any of the relevant regional or local economies suffers a prolonged downturn, our business, financial condition, results of operations, or prospects may be adversely affected.
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
Our financial results and operations in any given period may be influenced by numerous factors, many of which we are unable to predict or are outside of our control. Player engagement with our games may decline or fluctuate as a result of a number of factors, including the popularity of the underlying games, the player’s level of satisfaction with our games, our ability to improve and innovate games and to attract new awards partners, outages and disruptions of online services, the services offered by our competitors, our marketing and advertising efforts, or declines in player activity generally as a result of economic downturns, among others. Any decline or fluctuation in the recurring portion of our business may have a negative impact on our business, financial condition, results of operations, or prospects.
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
We believe that providing quality and highly engaging content to our players is essential to our success and serves the best, long-term interests of our company and our stockholders. Therefore, we have made in the past and we may make in the future, significant investments or changes in strategy that we think will benefit us in the long-term, even if our decision has the potential to negatively impact our operating results in the short term. In addition, our decisions may not result in the long-term benefits that we expect, in which case the success of our games, business, financial condition, or results of operations could be harmed.
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
If a trading market for shares of our Class A common stock develops, the trading market will be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a recent public company, we may be slow to attract research coverage and the analysts who publish information about us will have had relatively little experience with us, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, the trading price of our Class A common stock could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

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
We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure, or acquire complementary businesses, personnel, and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. In June 2021, we entered into the Credit Agreement, which subjects us to certain operational and financial covenants.
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
Our cash equivalent and investment portfolio, including the proceeds of the Acies Merger and the PIPE Financing, have been invested with a goal of preserving our access to capital, and generally consists of money market funds, corporate debt securities, U.S. government and government agency debt securities, mutual funds, certificates of deposit, and time deposits. We follow an investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk, which guidelines include credit quality standards and permissible allocations of certain sectors to limit our exposure to specific investment types. Volatility in the global financial markets can negatively impact the value of our investments, and recent depressed performance in U.S. and global financial markets due to the current economic and political conditions and the COVID-19 pandemic and variants thereof has negatively impacted the carrying value of our investment portfolio. If financial markets experience further volatility, including due to depressed economic production and performance across the U.S. and global economies due to inflation, current political conditions or impacts of the COVID-19 pandemic and variants thereof, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any disruption of the capital markets could cause our other income and expenses to vary from expectations. Although we intend to manage our investment portfolio for a low risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
Our management has limited experience in operating a public company. The requirements of being a public company may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses may be greater than we anticipate.
We are a public company, and as such (and particularly after we are no longer an “emerging growth company”), will incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the U.S. Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the Nasdaq, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased, and will continue to increase, our historical legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to attract and retain qualified members to the Board of Directors as compared to a private company. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an “emerging growth company.” We will need to hire additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge and maintain an internal audit function, which will increase our operating expenses. Moreover, we could incur additional compensation costs in the event that we decide to pay cash compensation closer to that of other publicly listed companies, which would increase our general and administrative expenses and could materially and adversely affect our profitability. We are evaluating these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
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
As a private company, we were not required to document and test our internal controls over financial reporting, our management was not required to certify the effectiveness of our internal controls, and our auditors were not required to opine on the effectiveness of our internal controls over financial reporting. Failure to maintain adequate financial, information technology, and management processes and controls could result in material weaknesses which could lead to errors in our financial reporting, which could adversely affect our business.
We were not required to document and test our internal controls over financial reporting, our management was not required to certify the effectiveness of our internal controls, and our auditors were not required to opine on the effectiveness of our internal controls over financial reporting. We are not currently subject to the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. However, when we lose our emerging growth company status and become subject to the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. In addition, our current controls and any new controls that we develop may become inadequate because of poor design and changes in our business, including increased complexity resulting from our international operations and our contemplated international expansion. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and its attestation reports.
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
We are currently an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and have taken advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, and we intend to continue to take advantage of such exemptions for as long as we continue to be an emerging growth company, including, but not limited to: (i) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year in which the market value of our Class A common stock that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (2) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (3) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period, or (4) the last day of the fiscal year following the fifth anniversary of the date of the first sale of Acies Class A ordinary shares. Investors may find our securities less attractive because we have relied on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
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
Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating these new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented reductions in force and may in the future implement other reductions in force. Any reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees, and reduced employee morale, and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in force. Properly managing our growth will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
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
Our ability to compete and grow depends in large part on the efforts and talents of our employees and executives. Our success depends in a large part upon the continued service of our senior management team, including Andrew Pascal, our Co-Founder and Chief Executive Officer. Mr. Pascal is critical to our vision, strategic direction, culture, products, and technology, and the continued retention of our entire senior management team is important to the success of our operating plan. We do not have employment agreements or offer letters with certain members of our senior management team, and we do not maintain key-man insurance for members of our senior management team. The loss of any member of our senior management team could cause disruption and harm our business, financial condition, results of operations, or reputation.
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
We believe that two critical components of our success and our ability to retain our best people are our culture and our competitive compensation practices. As we continue to operate as a public company, we may find it difficult to maintain our entrepreneurial, execution-focused culture. In addition, any volatility in our operating results and the trading price of shares of our Class A common stock may cause our employee base to be more vulnerable to be targeted for recruitment by competitors. While we believe we compete favorably, competition for highly skilled employees is intense. If we are unable to identify, hire, and retain our senior management team and our key employees, our business, financial condition, or results of operations could be harmed. Moreover, if our team fails to work together effectively to execute our plans and strategies on a timely basis, our business, financial condition, or results of operations could be harmed.
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
So long as more than 50% of the voting power for the election of directors is held by an individual, a group, or another company, we will qualify as a “controlled company” within the meaning of the Nasdaq corporate governance standards. As of September 30, 2022, the Founder Group controlled more than 70% of the combined voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards and are not subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board of Directors selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. As of the date of this Quarterly Report on Form 10-Q, we do not utilize any of these exemptions, however, should we later choose to do so, you may not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements.
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
Shares of our Class B common stock are entitled to twenty (20) votes per share, while shares of our Class A common stock are entitled to one (1) vote per share. Mr. Pascal and his affiliated entities included in the Founder Group hold all of the issued and outstanding shares of our Class B common stock. Accordingly, as of September 30, 2022, the Founder Group, including Mr. Pascal, beneficially owned more than 70% of the combined voting power of our outstanding shares of our common stock, and accordingly is able to control matters submitted to our stockholders for approval, including the election of directors, amendments to our organizational documents and any merger, consolidation, sales of all or substantially all of our assets, or other major corporate transactions. Mr. Pascal may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and may ultimately affect the market price of shares of our Class A common stock.
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
We may issue additional preferred stock or additional common stock, including under the 2021 Plan and 2021 Employee Stock Purchase Plan. Any such issuances would dilute the interest of our stockholders and likely present other risks.
We may issue a substantial number of additional shares of preferred stock or additional shares of common stock, including under the 2021 Plan and 2021 Employee Stock Purchase Plan. Any such issuances of additional shares of preferred stock or common stock:
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
The historical financial results of Old PLAYSTUDIOS included elsewhere in this Quarterly Report on Form 10-Q may not be fully comparable to our future results as a result of the Acies Merger.
The historical financial results of Old PLAYSTUDIOS included in this Quarterly Report on Form 10-Q do not necessarily reflect the financial condition, results of operations, or cash flows we would have achieved as a standalone company during the periods presented or those we will achieve in the future. This is primarily the result of the following factors: (i) we will incur additional ongoing costs as a result of the Acies Merger, including costs related to public company reporting, investor relations, and compliance with the Sarbanes-Oxley Act; and (ii) our capital structure will be different from that reflected in Old PLAYSTUDIOS’ historical financial statements. Our financial condition and future results of operations could be materially different from amounts reflected in Old PLAYSTUDIOS’ historical financial statements included elsewhere in this Quarterly Report on Form 10-Q, so it may be difficult for investors to compare our future results to historical results or to evaluate its relative performance or trends in our business.
Legal proceedings in connection with the Acies Merger, the outcomes of which are uncertain, could divert management’s attention and adversely affect our daily operations.
On March 2, 2021, a lawsuit was filed in the Superior Court of California, Los Angeles County, by a purported Acies shareholder in connection with the Acies Merger: McCart v. Acies Acquisition Corp., et al. (Sup. Ct. L.A. County) (the “McCart Complaint”). The McCart Complaint names Acies and members of Acies’ board of directors as defendants. The McCart Complaint alleges breaches of fiduciary duties against members of Acies’ board of directors and aiding and abetting the board of directors’ alleged breaches of fiduciary duties against Acies. The McCart Complaint also alleges that the registration statement is materially deficient and omits and/or misrepresents material information including, among other things, certain financial information, certain details regarding Acies’ financial advisors, and other information relating to the background of the Acies Merger. The McCart Complaint generally seeks to enjoin the Acies Merger or in the event that it is consummated, recover damages.
Another purported Acies shareholder sent a demand letter on February 19, 2021 (the “Demand”), making similar allegations as those made in the McCart Complaint and demanding additional disclosure regarding the Acies Merger.
On April 6, 2022, a class action lawsuit was filed in the United Stated District Court, Northern District of California, by a purported Company shareholder in connection with alleged federal securities violations: Christian A. Felipe et. al. v. PLAYSTUDIOS, Inc. (the “Felipe Complaint”). On July 15, 2022, the lawsuit was transferred to the United States District Court of Nevada, Southern District. On October 4, 2022, the plaintiffs filed an amendment to the Felipe Complaint. The Felipe Complaint names the Company, several current and former board members of the Company, board members and officers of Acies Acquisition Corp., and Andrew Pascal, the Company’s Chairman and CEO, as defendants. The Felipe Complaint alleges misrepresentations and omissions regarding the state of the Company’s development of the Kingdom Boss game and its financial projections and future prospects in the S-4 Registration Statement filed by Acies that was declared effective on May 25, 2021, the Proxy Statement filed by Acies on May 25, 2021, and other public statements that touted Old PLAYSTUDIOS’ financial performance and operations, including statements made on earnings calls and the Amended S-1 Registration Statement filed by the Company that was declared effective on July 30, 2021. The Felipe Complaint alleges that the misrepresentations and omissions resulted in stock price drops of 13% on August 12, 2021, and 5% on February 25, 2022, following (i) the Company’s release of financial results for the second quarter of 2021, ended on June 30, 2021, and (ii) the filing of the Company’s annual report for 2021 and issuance of a press release summarizing financial results for the fourth quarter and year ended December 31, 2021, respectively. The Felipe Complaint seeks an award of damages for an unspecified amount.
While the McCart Complaint was voluntarily dismissed by the plaintiff on August 6, 2021, and we have not received any further communications relating to the Demand, additional lawsuits may be filed against Acies, Old PLAYSTUDIOS or us or our directors and officers in connection with the Acies Merger.
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
Outstanding Warrants to purchase an aggregate of 10,996,631 shares of our Class A common stock became exercisable in accordance with the terms of the Warrant Agreement governing those securities on October 27, 2021. The exercise price of these Warrants is $11.50 per share. The Company completed an offer to purchase each of its Warrants in the Tender Offer on May 13, 2022, in which holders of 1,792,463 outstanding Public Warrants tendered their Public Warrants for a purchase price of $1.00 per warrant. Following redemption of the Public Warrants tendered in the Tender Offer, approximately 5.4 million Public Warrants and approximately 3.8 million Private Warrants remained outstanding. In addition, up to 15,000,000 shares of our common stock may be issued (the "Earnout Shares") and up to 900,000 shares of our common stock originally issued to Acies Acquisition, LLC (the "Sponsor Shares") may vest and become unrestricted upon the closing price of the Class A common stock exceeding $12.50 and $15.00 per share, respectively, for any 20 trading days within any 30-trading day window commencing on or after November 18, 2021 and ending no later than June 21, 2026 (the Earnout Shares will also vest based on the price targets in connection with a sale of our company) (the "Earnout Triggering Events"). To the extent the outstanding Warrants are exercised and the Earnout Shares are issued or the Sponsor Shares become unrestricted, additional shares of our Class A common stock will be issued or become eligible for resale, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our Class A common stock.
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
As a result, included on our balance sheet as of September 30, 2022 contained elsewhere in this Quarterly Report on Form 10-Q are derivative liabilities related to embedded features contained within the Warrants. ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the Warrants each reporting period during which any Warrants remain outstanding and that the amount of such gains or losses could be material.
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
•the sales of our shares of Class A common stock by our stockholders, including the PIPE Investors (as defined in Note 3—Business Combinations);
•the issuance and potential sales of 15,000,000 Earnout Shares and potential sale of 900,000 Sponsor Shares upon the occurrence of an Earnout Triggering Event;
•additions and departures of key personnel;
•commencement of, or involvement in, litigation against us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our Class A common stock available for public sale; and
•general economic and political conditions, such as the effects of the COVID-19 outbreak, inflation, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability, the conflicts between Ukraine and Russia or other acts of war or terrorism.
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
Pursuant to the Sponsor Support Agreement and the Bylaws and subject to certain exceptions, the holders of: (i) the shares of our common stock issued as consideration pursuant to the Acies Merger; (ii) any Old PLAYSTUDIOS Options; (iii) the shares of our common stock underlying the Old PLAYSTUDIOS Options; (iv) Sponsor Shares; or (v) Private Warrants, in each case, were restricted from selling or transferring any of the securities described in clauses (i), (ii), (iii), (iv), or (v) (the “Lock-Up Securities”) from the Closing through June 21, 2022.
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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.        Defaults Upon Senior Securities
None
Item 4.        Mine Safety Disclosures
Not applicable
Item 5.        Other Information
Extension of Stock Repurchase Program
On November 2, 2022, the Company’s Board of Directors approved an extension of the Company’s existing stock repurchase program, which authorizes the Company to purchase up to $50.0 million of the Company’s Class A common stock over the 12-month period ending November 10, 2023. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements and other business considerations.

Item 6.        Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Certificate of Incorporation of PLAYSTUDIOS, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 25, 2021).
3.2	Bylaws of PLAYSTUDIOS, Inc., effective as of June 21, 2021 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed June 25, 2021).
10.1	Amendment No. 2 to Credit Agreement among PLAYSTUDIOS, Inc., PLAYSTUDIOS US, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders party thereto, dated August 9, 2022.
10.2
Membership Interest Purchase Agreement, dated October 7, 2022, by and among PLAYSTUDIOS US, LLC, Brainium Studios LLC, Farhad Shakiba and Jake Brownson, and Farhad Shakiba as the Sellers’ Representative (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 13, 2022).

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

PLAYSTUDIOS, Inc.

Date:	November 9, 2022	By:	/s/ Andrew Pascal
		Name:	Andrew Pascal
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2022	By:	/s/ Scott Peterson
		Name:	Scott Peterson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)