Form 10-K
period 2022-12-31
PLAYSTUDIOS, Inc.
filed 2023-03-10
CIK 1823878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-39652

PLAYSTUDIOS, Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-1802794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10150 Covington Cross Drive,
Las Vegas, Nevada	89144
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:
(725) 877-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock	MYPS	Nasdaq Stock Market LLC
Redeemable warrants exercisable for one share of Class A common stock at an exercise price of $11.50 per share	MYPSW	Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Aces (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the registrant's Class A common stock held by non-affiliates of this registrant, computed by reference to the closing price of the registrant's Class A common stock as reported on the Nasdaq Global Market ("Nasdaq") on the last business day of the registrant's most recently completed second fiscal quarter was approximately $329.9 million.
As of February 28, 2023, there were 115,895,837 shares of Class A common stock, $0.0001 par value per share, and 16,457,769 shares of Class B common stock, $0.0001 par value per share, outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PLAYSTUDIOS, INC.
FORM 10-K

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company” and “PLAYSTUDIOS” mean PLAYSTUDIOS, Inc. (formerly Acies Acquisition Corp.) and our subsidiaries. On June 21, 2021 (the “Closing Date”), Acies Acquisition Corp., a Delaware corporation (“Acies” and after the Acies Merger described herein, the “Company”), consummated a business combination (the “Acies Merger”) pursuant to the terms of the Agreement and Plan of Merger, dated as of February 1, 2021 (the “Merger Agreement”), by and among Acies, Catalyst Merger Sub I, Inc., a Delaware corporation (“First Merger Sub”), Catalyst Merger Sub II, LLC, a Delaware limited liability company ("Second Merger Sub"), and PlayStudios, Inc., a Delaware corporation (“Old PLAYSTUDIOS”). Immediately upon the consummation of the Acies Merger and the other transactions contemplated by the Merger Agreement (collectively, the “Transactions”, and such completion, the “Closing”), First Merger Sub merged with and into Old PLAYSTUDIOS, with Old PLAYSTUDIOS surviving as a wholly owned subsidiary of Acies. Immediately following the First Merger, and as part of an integrated transaction with the First Merger, Old PLAYSTUDIOS merged with and into Second Merger Sub, with Second Merger Sub surviving as a wholly owned subsidiary of Acies. In connection with the Transactions, Acies changed its name to “PLAYSTUDIOS, Inc.” and Second Merger Sub changed its name to “PLAYSTUDIOS US, LLC.”

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
◦our ability to implement business plans, forecasts, and other expectations, and identify and realize additional opportunities; and
◦general economic conditions and their impact on levels of spending by players, our awards partners, and our advertisers, including risks of inflation and recession and other macroeconomic conditions.
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
•our ability to successfully close and integrate acquisitions that contribute to our growth objectives;
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
We intend to announce material information to the public through our Investor Relations website, ir.playstudios.com, SEC filings, press releases, public conference calls, and public webcasts. We use these channels, as well as social media, to communicate with our investors, players, and the public about the company, our offerings, and other issues. It is possible that the information we post on our website or social media could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above, including our website and the social media channels listed on our Investor Relations website, and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on our Investor Relations website.
Summary of Principal Risk Factors
The following is a summary of some of the risks and uncertainties as of the date of the filing of this Annual Report on Form 10-K that could materially adversely affect our business, financial condition, and results of operations. This summary should be read together with the more detailed description of each risk factor disclosed under "Item 1A. Risk Factors" contained in Part I of this Annual Report on Form 10-K.

•we may be unable to entertain our players, develop new games and improve the experience of our existing games;

•we may be unable to grow our overall player base;

•the value of playAWARDS, our real-world rewards loyalty program, is highly dependent on our ability to expand and diversify our inventory of real-world loyalty rewards;

•we operate in a highly competitive industry;

•a small portion of our total players generate a substantial amount of our revenue;

•general economic conditions may impact the levels of spending by players, our awards partners, and our advertisers;

•we rely on third-party platforms such as the Apple App Store, Google Play Store, Amazon Appstore, and Facebook to make our games available and collect revenues;

•we may be unable to meet customer expectations with respect to our brands, games, services, and/or business practices;

•we may be unable acquire and maintain licenses to intellectual property;

•we may be subject to disruptions in our information technology systems or networks;

•legal proceedings could adversely impact our business;

•we may inadvertently fail to comply with applicable laws and regulations;

•any cybersecurity‑related attack or significant data breach could compromise our information or the information of our players and expose us to liability;

•our dual class structure of our common stock has the effect of concentrating voting power with Andrew Pascal, our Chairman of the Board and Chief Executive Officer, which limits an investor’s ability to influence the outcome of important transactions, including a change in control;

•we do not intend to pay cash dividends for the foreseeable future; and

•provisions in our corporate documents and Delaware state law could delay or prevent a change of control.

PART I
ITEM 1.    BUSINESS

Introduction
Acies was incorporated on August 14, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. Acies completed its initial public offering in October 2020 (the “IPO”). On June 21, 2021, Acies consummated the Acies Merger with Old PLAYSTUDIOS, pursuant to the Merger Agreement. In connection with the closing of the Acies Merger, we changed our name from Acies to PLAYSTUDIOS, Inc. PLAYSTUDIOS continues the existing business operations of Old PLAYSTUDIOS as a publicly traded company. Our website address is https://playstudios.com.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our website as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the SEC.

Overview
The Power of Play

We build award-winning casual games that are among the most popular games available on iTunes and Google Play. Our games, which include myVEGAS Slots, myVEGAS Blackjack, my KONAMI Slots, POP! Slots, myVEGAS Bingo, MGM Slots Live, Tetris®, Solitaire, Spider Solitaire, Sudoku, and Mahjong, have been downloaded over 100 million times and were played by 7.9 million monthly active users for the year ended December 31, 2022. From social casino to casual games, each game has been thoughtfully crafted for the people who play it. As a result, we’ve been able to build a loyal and engaged community of players by virtue of our direct development efforts.
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
During the year ended December 31, 2022, our curated collection of 96 awards partners represented more than 210 unique brands including MGM Resorts International, Wolfgang Puck, Royal Caribbean Cruise Lines, Cirque du Soleil, and House of Blues. The appeal of our loyalty program speaks for itself. As of December 31, 2022, players have exchanged their loyalty points for over 15 million rewards with a retail value of more than $725 million.
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
The Loyalty Lift
Successful games, just like most forms of creative content, move through a predictable life cycle — from development and launch to maturity and late-stage contraction. At each stage, they are met with unique challenges, from driving discovery and amassing a community of engaged players, to retaining players, and converting non-paying players to payers. Our games are free-to-play, and we have primarily generated our revenue from the sale of in-game virtual currency, which players can choose to purchase at any time to enhance their playing experience.
The key to any game’s success is the ability to hold onto its players long enough to realize their economic value, and therein lies the true benefit of our playAWARDS program. By incorporating loyalty mechanics into each of our games, we believe we have changed the profile of the typical game life cycle — scaling quickly, driving deeper engagement, and realizing greater life-time value from our players.
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
Each of our legacy social casino games and our Tetris®-branded mobile game incorporate loyalty points that are earned by players as they engage with our games. Like miles in a frequent-flyer program, our players accumulate more loyalty points as they demonstrate their ongoing commitment to our games. These loyalty points can then be exchanged for a vast library of real-world rewards. Each of these games features an integrated rewards lobby, enabling our players to easily browse and acquire benefits from a curated collection of rewards. Loyalty points are aggregated across the games, allowing our players to accumulate loyalty points more rapidly by engaging with more of our games. This drives traffic across our entire portfolio of games.
It is our view that the playAWARDS program enriches the overall value proposition of our games. By complementing inherently great games with a compelling collection of rewards, we’ve been able to distinguish ourselves from our competition.
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
We have amassed a global network of awards partners.
As we have amassed a diverse collection of awards partners, the scale of our network has become a competitive edge that delivers benefits to both our players and awards partners. During the year ended December 31, 2022, our catalog of rewards offerings included 96 partners who represent more than 210 entertainment, retail, travel, leisure, and gaming brands across

105 countries and 6 continents, and our players have used their loyalty points to acquire over 15 million rewards with a retail value of more than $725 million.
Our loyalty program extends the engagement and retention of our players and mitigates the impact of the “Creator’s Dilemma.”
The “Creator’s Dilemma” speaks to the unique challenges a game must overcome in each phase of its life cycle. This dilemma highlights the complexities of standing out among hundreds of thousands of competing games, as well as the importance of driving deeper engagement and its relationship to monetization. Whether it be early adoption, mid-term engagement, or long-term payer conversion, we believe our loyalty program enhances the trajectory and life cycle of our games. We believe that the benefits of our loyalty program are best illustrated by our retention, engagement, and monetization metrics. In each of these key measures of performance, we see meaningful increases that we believe are attributable to players becoming aware of, and ultimately taking advantage of, our loyalty program.
We grow our network of players and awards partners.
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
During the year ended December 31, 2022, we continued to develop and scale our proprietary loyalty platform to over 96 partners who represent more than 210 brands across 105 countries and 6 continents. We have amassed a global, diverse collection of awards partners across entertainment, retail, technology, travel, leisure, and gaming. Our loyalty platform allows us to provide an engaging enhancement to the primary gaming experience of our 7.9 million monthly active users for the year ended December 31, 2022.
We believe the combination of our more than ten years of development investments, operational experience, integration of our loyalty platform within our awards partners’ marketing and operating practices, and the breadth of our corporate relationships are significant competitive advantages, and to replicate our systems would require competitors to invest substantial time and incur significant expense.
We are experts in live operations.
We have established “live operations” as a core competency throughout the company and have dedicated live operations teams within each of our game studios. Crafting great content is a necessary, but not sufficient requirement when it comes to building an enduring franchise. Games, and the teams that build and operate them, must cultivate the capacity to understand, anticipate and respond to player behaviors. This ability is often enabled by sophisticated tools and a disciplined process. When done well, the overall experience, level of difficulty, rate of progress, and breadth of features, can be fine-tuned to the expectations and desires of individual player cohorts. Our live operations teams closely analyze player data in order to design and deliver content, offers, and features to our players at the optimal times during their gameplay. We believe thorough effective live operations, we can drive paying player conversion, continued monetization, and long-term paying player retention.

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
Our Growth Opportunities
We have a collection of growth opportunities that fall into four distinct categories — optimize, expand, acquire and diversify. We will continue to optimize the performance of our existing portfolio of games, attracting, engaging, and monetizing more players. In addition, we intend to broaden our focus and act on acquisition opportunities that will allow us to complement our existing franchises by integrating new products and players into our playAWARDS program, as we have done with our acquisition of the mobile rights to Tetris® in 2021, and our acquisition of Brainium Studios in 2022. In parallel, we will continue to diversify our business model as we scale advertising within each of our games. We also plan to introduce new playAWARDS features that will enable our players to transact directly with us, which we expect will improve our gross margins. Lastly, we’ll continue to evolve our playAWARDS platform and tools such that we can make them available to strategic partners and third parties under a SaaS model, or in our case, Loyalty-as-a-Service.
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
Targeted Strategic Acquisitions
During the company's first ten years, we generally grew our business organically by assembling every team, building every product, and acquiring every player ourselves. We continually seek, evaluate, and pursue strategic transactions which we believe will enhance our business as further described below. In November of 2021, we acquired the rights to Tetris® on mobile devices, and in October of 2022 we acquired Brainium Studios LLC. Our intention is to continue to apply the resources obtained from becoming a public company and accelerate our growth through strategic acquisitions. We believe prospective game companies will find us to be a more attractive acquirer, given the uniqueness of our playAWARDS program and our overall operating framework. Whether it be a young company with untapped potential or a mature business with an established portfolio of existing games, we intend to apply our experience, resources, and proprietary assets to helping them achieve their full potential. We believe our model, operating approach, team, and scale will enable us to compete for the best of these acquisition opportunities.
Our prior, current, and future acquisition strategy is to expand into new genres, acquire proven games and brands with franchise value, assimilate talented teams, scale our audience, and leverage our playAWARDS platform to create value and improve operating performance. The genres and related games we are currently focused on include casual (match, bubble, word, card), niche (racing, sport), midcore (Idle RPG, card battler) and casino (poker, bingo, slots).
Ad Monetization
While most of our revenue is derived from in-game purchases, we introduced ad monetization mechanics as a limited pilot program and expanded it throughout 2021 and 2022 into our apps. In addition, we acquired the rights to Tetris® on mobile devices in November of 2021 and Brainium Studios in October of 2022. The Tetris® mobile game and all ten Brainium games generate most of their revenue through ad monetization. We intend to continue to qualify and scale in-game advertising as a source of revenue.
Direct Purchase
In 2020, we developed and trialed a new collection of web-based VIP features. In 2022, the service was extended to all players, who were invited to engage with us through a customized player portal. Each portal is tailored to the player, with a curated collection of unique benefits, rewards, and real-world events. The player is also able to review his or her status and currency balances across all playAWARDS-enabled games, and should the player choose, the player can purchase virtual items from within the portal. It’s important to highlight that these players are given preferential access to unique rewards, along with virtual currency packages that are not available within the game. The VIP player portal is available to all VIP players at any tier level.
Continued Conversion of Non-Paying Players into Paying Players
We believe we can generate revenue growth by converting more non-paying players into payers. Our average daily conversion rate of non-payers to payers was 1.5% for the year ended December 31, 2022, down from 2.7% for the year ended

December 31, 2021. We continually assess the data about our players to develop insights that we can use to improve conversion. We also engage regularly with our players at community events and other occasions associated with their reward redemptions. These opportunities enable us to glean additional insights from our players that inform our ongoing product refinements. We intend to continue to explore new strategies to improve our conversion of non-paying players into paying players, including continued game enhancements, player outreach, live operations offerings, and data-driven player management strategies.
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
Our Games
Our portfolio includes 19 games. Many of our games are classic in nature with mass appeal due to their highly engaging game mechanics. Our portfolio includes both casual and casino-themed games as follows:
•myVEGAS Classic provides our players with the opportunity to build their own virtual Las Vegas Strip while enjoying free-to-play slots and table games inspired by their favorite desert destination.
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

The following games were added to our portfolio following the acquisition of Brainium Studios LLC in October of 2022:

•Mahjong by Brainium has elevated the relaxing tile match game with clean, modern design, smooth animations, and calming sounds.
•Brainium Solitaire is a modern take on the classic card game.
•Sudoku by Brainium has updated the classic puzzle with a clean, modern design, calming backdrops, and intuitive controls with a user-friendly and complete mobile Sudoku learning system.
•Spider Solitaire by Brainium pairs the relaxing gameplay with a fresh, modern take on a classic, clear, easy-to-read cards, subtle animations and soothing sound effects enhance the playing experience.
•FreeCell by Brainium combines the fun, challenging, classic gameplay with crisp, clear, easy-to-read cards, smooth animations, tap or drag controls, and subtle sounds; a user-friendly and visually stunning FreeCell.
•Pyramid by Brainium, has elevated the classic Pyramid Solitaire card game, with a focus on beautiful design, smooth animations, and fast, fun gameplay.
•Blackjack by Brainium, captures what makes the original casino game exhilarating, while making the experience easy, beautiful, and fun to play.
•Jumbline 2 by Brainium is an engaging word game, the object of which is to make words from jumbled lines of letter by rearranging the scrambled letters into words and underlining them with your finger to score points.
•Word Search by Brainium is a fun, charming, and user-friendly word finding puzzle on mobile with dozens of categories ranging from foods to astronomy.
•ilu by Brainium is a puzzle game solved with light, set in the boundless void of space with countless forgotten worlds adrift in the dark without the ability to warm their dark and frozen features, where players bring light and life to these abandoned landscapes.

During 2022, we also operated Kingdom Boss, a game that allowed players to be immersed in an epic role-playing game as they built their empire, forge alliances, command an army of epic heroes, and rescued their subjects from the shadowlands of exiled kingdoms. We suspended development of Kingdom Boss in the first quarter of 2022.
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

We have a diverse pool of talent located in game development hubs, including in Israel, Serbia, Hong Kong, Singapore, and Vietnam. This provides us with a funnel of new, internally developed game concepts, ideas for improvements to our systems, and close relationships with those local game-development communities.
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
Intellectual Property
We have 92 registered U.S. trademarks, 12 pending applications for U.S. trademarks, 19 issued U.S. patents, and 20 pending U.S. patent applications as of December 31, 2022. We create most of the intellectual property we use in our games, but we also license or otherwise receive rights to third-party intellectual property for use in our games. For example, we use licensed intellectual property from MGM Resorts International, Konami Gaming, Tetris®, Ainsworth Gaming Technology, and Shaquille O’Neal among others, as creative assets in our games. These licenses typically limit our use of intellectual property to specific uses and for specific time periods and include other contractual obligations with which we must comply. Certain intellectual property rights may be licensed to us on a non-exclusive basis, and accordingly, the owners of such intellectual property are free to license such rights to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Competition for these licenses is intense, and often results in one or more of advances, minimum payment guarantees, and royalties that we must pay to the licensor, which decreases our profitability. Additionally, in the future, we may identify third-party intellectual property we may need to license in order to engage in our business, including to develop or commercialize new games; however, such licenses may not be available to us on acceptable terms or at all. We expect to continue to use a mix of originally created and licensed content in our games. See “Risk Factors — Our ability to acquire and maintain licenses to intellectual property may affect our revenue and profitability. Competition for these licenses may make them more expensive and increase our costs.”
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
For example, in the U.S. we are subject to the California Consumer Privacy Act, which was enacted by the State of California and effective on January 1, 2020, and establishes additional data privacy rights for California residents, with corresponding obligations on businesses relating to transparency, deletion rights, and opting-out of the selling of personal information, and grants a private right of action for individuals in the event of certain security breaches. In November 2020, California voters passed the California Privacy Rights Act, or CPRA. The CPRA significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California

Privacy Protection Agency, to implement and enforce the law. The CCPA and CPRA could subject us to additional compliance costs as well as potential fines, individual claims and commercial liabilities.
Similar laws relating to data privacy and security have been adopted in Virginia and Colorado, and proposed in other states and at the federal level, and, if passed, such laws may have potentially conflicting requirements.
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
Human Capital
We had 752 full-time and twelve part-time employees in our principal office and ten studios located in seven countries as of December 31, 2022. None of our employees are represented by a labor organization or are a party to any collective bargaining agreement with respect to their employment by us, except for certain employees in Vietnam where local law requires those employees to be represented by a trade union. We have never experienced a material interruption of operations due to labor disagreements.
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

Facilities
Our principal business operations are located in Las Vegas, Nevada. We lease space in San Francisco, California, Austin, Texas, Portland, Oregon, Tel-Aviv, Israel, Hong Kong, Belgrade, Serbia, Hanoi, Vietnam and Singapore for our game development and operation functions. We believe our facilities are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.
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

On April 6, 2022, a class action lawsuit was filed in the United States District Court, Northern District of California, by a purported Company shareholder in connection with alleged federal securities violations: Christian A. Felipe et. al. v. PLAYSTUDIOS, Inc. (the “Felipe Complaint”). On July 15, 2022, the Felipe Complaint was transferred to the United States District Court for the District of Nevada, Southern Division. On October 4, 2022, the plaintiffs filed an amendment to the Felipe Complaint. The Felipe Complaint names the Company, several current and former board members of the Company, board members and officers of Acies Acquisition Corp., and Andrew Pascal, the Company’s Chairman and CEO, as defendants. The Felipe Complaint alleges misrepresentations and omissions regarding the state of the Company’s development of the Kingdom Boss game and its financial projections and future prospects in the S-4 Registration Statement filed by Acies that was declared effective on May 25, 2021, the Proxy Statement filed by Acies on May 25, 2021, and other public statements that touted Old PLAYSTUDIOS’ and the Company’s financial performance and operations, including statements made on earnings calls and the Amended S-1 Registration Statement filed by the Company that was declared effective on July 30, 2021. The Felipe Complaint alleges that the misrepresentations and omissions resulted in stock price drops of 13% on August 12, 2021, and 5% on February 25, 2022, following (i) the Company’s release of financial results for the second quarter of 2021, ended on June 30, 2021, and (ii) the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and issuance of a press release summarizing financial results for the fourth quarter and year ended December 31, 2021, respectively. The Felipe Complaint seeks an award of damages for an unspecified amount. The Company believes that the claims are without merit and the Company intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of this litigation. The Company is not able to reasonably estimate the probability or amount of loss and therefore has not made any accruals.

We are a party to a pending litigation matter brought by TeamSava d.o.o. Beograd, or TeamSava, and other related parties. The plaintiffs filed a Statement of Claim in May 2021 in Tel Aviv District Court in Israel, alleging claims, among other things, that we breached the terms of a commercial contract relating to services provided by TeamSava and related parties in connection with the sourcing and administrative management of personnel in Serbia who provided game development services exclusively for us. The pending litigation seeks damages of 27.3 million New Israeli Shekels (NIS) (or approximately $7.7 million based on prevailing exchange rates as of December 31, 2022). We believe that the claims are without merit and we intend to vigorously defend against them; however, there can be no assurance that we will be successful in the defense of this litigation. Our range of possible loss could be up to 27.3 million NIS based on the claim amount of the litigation, but we are not able to reasonably estimate the probability or amount of loss and therefore have not made any accruals.
On March 2, 2021, a lawsuit was filed in the Superior Court of California, Los Angeles County, by a purported Acies shareholder in connection with the Acies Merger: McCart v. Acies Acquisition Corp., et al. (Sup. Ct. L.A. County) (the “McCart Complaint”). The McCart Complaint names Acies and members of Acies’ board of directors as defendants. The McCart Complaint alleges breaches of fiduciary duties against members of Acies’ board of directors and aiding and abetting the board of directors’ alleged breaches of fiduciary duties against Acies. The McCart Complaint also alleges that the registration statement for the Acies Merger was materially deficient and omitted and/or misrepresented material information including, among other things, certain financial information, certain details regarding Acies’ financial advisors, and other information relating to the background of the Acies Merger. The McCart Complaint generally sought to recover damages related to the Acies Merger. The lawsuit was voluntarily dismissed by the plaintiff on August 6, 2021.

Another purported Acies shareholder sent a demand letter on February 19, 2021, making similar allegations as those made in the McCart Complaint and demanding additional disclosure regarding the Acies Merger. We have not received any further correspondence from such shareholder.
ITEM 1A.    RISK FACTORS
Our business faces significant risks and uncertainties. In evaluating our business, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline. Additionally, the risks and uncertainties described in this Annual Report on Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.
Risks Related to Our Business and Industry
Our business will suffer if we are unable to entertain our players, develop new games, and improve the experience within our existing games.
Our business depends on developing, publishing, and continuing to service casual, “free-to-play” games that players will download and spend time and money playing. We are currently focused on social casino, casual, and puzzle games, offering our games on mobile devices, including smartphones and tablets on Apple’s iOS and Google’s Android operating systems, on social networking platforms such as Facebook, and on our website. We have devoted and we expect to continue to devote substantial resources to the research, development, analytics, and marketing of our games. Our development and marketing efforts are focused on both improving the experience within our existing games (frequently through new content and feature releases for our live services) and developing new games. We generate revenue primarily through the sale of in-game virtual currency. For games distributed through third-party platforms, we are required to share a portion of our revenue from in-game sales with the platform providers. Due to our focus on mobile gaming, these costs are expected to remain a significant operating expense. See “Risk Factors—We rely on third-party platforms such as the Apple App Store, Google Play Store, Amazon Appstore, and Facebook to make our games available to players and collect revenues generated on such platforms, and we rely on third-party payment service providers to collect revenues generated on our own platforms.” In order to remain profitable, we need to generate sufficient revenue from our existing and new game offerings to offset our ongoing development, marketing, and operating costs.
Successfully monetizing “free-to-play” games is difficult and requires that we deliver engaging and entertaining player experiences that a sufficient number of players will pay for or we are able to otherwise sufficiently monetize our games. The success of our games depends, in part, on unpredictable and volatile factors beyond our control including player preferences and spending habits, competing games, and the availability of other entertainment experiences. If our games do not meet player expectations, or if new games are not brought to market in a timely and effective manner, our ability to grow revenue and our financial performance will be negatively affected.
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
•negotiate with third-party platforms;

•continue to adapt to new technologies and game feature sets for an increasingly diverse set of mobile devices, including various operating systems and specifications, limited bandwidth, and varying processing power and screen sizes;
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
These and other uncertainties make it difficult to know whether we will succeed in continuing to develop successful games and live operations services and launch new games and features in accordance with our operating plan. If we do not succeed in doing so, our business, financial condition, results of operations, and reputation will suffer.
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
We believe that our players’ level of engagement with our games is partly based on playAWARDS, our real-world rewards loyalty program. If we fail to expand and diversify our playAWARDS program, in particular given restrictions imposed as a result of, and player behavior impacted by, the COVID-19 pandemic, our business may suffer.
Players accumulate loyalty points by engaging with our games, and players can exchange their loyalty points for real-world rewards through our playAWARDS program. We believe that our players’ level of engagement with our games is partly based on the perceived value of earning loyalty points and exchanging those loyalty points for real-world rewards that they can redeem at our awards partners’ establishments. We currently offer real-world rewards relating to, among other things, dining, live entertainment shows, and hotel rooms. For example, through an agreement with MGM Resorts International, or MGM, our players are able to exchange loyalty points for, among other things, free hotel rooms, meals and show tickets for various Las Vegas properties, including ARIA, Bellagio, and MGM Grand. We observed a lower level of rewards redemption during the COVID-19 pandemic, due to restrictions on the operations of awards partners and on the ability for players to travel or attend public events, and while such restrictions generally have been lifted we continue to experience a lower level of rewards redemption. If we are unable to expand and diversify our playAWARDS program, in particular to include real-world rewards not based on travel or attending public events or shows, the perceived value of exchanging loyalty points for the real-world rewards we offer will diminish and our players may be less likely to play our games or may reduce their level of engagement with our games. Such loss of, or reduction in, players or their level of engagement with our games would cause our business, financial condition, and results of operations to suffer.
The COVID-19 pandemic and containment efforts across the globe significantly impacted our business, and the extent to which this situation and any future health epidemics or contagious disease outbreaks will impact our future results of operations and overall financial performance remains uncertain.
The COVID-19 pandemic and related containment and mitigation efforts, including social distancing, shelter-in-place, quarantine and similar policies, practices and governmental orders, have resulted in widespread disruption in global economies, productivity, and financial markets and materially altered our day-to-day business operations. The COVID-19 pandemic and related public perceptions also have contributed to consumer unease and may continue to lead to decreased discretionary consumer spending, which could negatively impact our business. Other future health epidemics, contagious disease outbreaks, or the emergence of new COVID-19 variants could have similar impacts.
Since the outbreak of the COVID-19 pandemic, we have taken various precautionary measures intended to minimize the risk of COVID-19 to our employees. These measures have included temporarily closing our offices around the world (including our corporate headquarters in Las Vegas, Nevada) and implementing travel restrictions for our employees. Although our facilities have all since reopened, we continue to monitor COVID-19 case levels and best practices, and our business may be negatively impacted if we implement future precautionary measures, which may include temporary closures of some or all of our facilities, travel restrictions, and other measures that could be disruptive to our normal business operations.
The full extent to which the COVID-19 pandemic and any future health epidemics or contagious disease outbreaks may impact our business, operations, and financial results will depend on numerous factors that we may not be able to accurately predict, including:
•the duration and scope of the pandemic, epidemic, or outbreak, including any potential follow-on disease waves, both globally and within the United States;
•the impact of new disease variants;
•governmental, business, and individuals’ actions that have been and continue to be taken in response to the pandemic, epidemic, or outbreak;
•the availability and cost to access the capital markets;
•the effect of the pandemic, epidemic, or outbreak on our players and their willingness and ability to engage with our games and make in-game purchases;
•the limitations on redeeming dining, live entertainment, and hotel real-world rewards due to travel and other similar restrictions;
•disruptions or restrictions on our employees’ ability to work and travel;
•labor shortages, increasing competition for talent, and increasing employee attrition;
•temporary or permanent changes to consumer behavior or spending patterns; and
•interruptions related to our cloud networking and platform infrastructure and partners, including impacts on Amazon Web Services, mobile application platform providers, advertising partners, and customer service and support providers.
During the continuing COVID-19 pandemic or any future health epidemics or contagious disease outbreaks, we may not be able to provide the same level of product features and customer support that our players expect from us, which could negatively impact our business and operations. While substantially all of our business operations can be performed remotely, many of our employees who work remotely must balance additional work-related and personal challenges, including adjusting communication, technical and work expectations, and challenges to collaborate in a hybrid environment with work colleagues and business partners.
In addition to the potential direct impacts to our business, the global economy has been, and is likely to continue to be, significantly weakened as a result of the actions taken in response to the COVID-19 pandemic, and future government intervention remains uncertain. A weakened global economy may impact our players’ purchasing decisions within our games, in particular given the limitations of redeeming real-world rewards due to government mandated or other restrictions on travel and other activities and limitations on our players’ discretionary spending, consumer activity during the pandemic and its impact on advertising investments, and the ability of our business partners, including our awards partners that provide the real-world rewards available in our games, to navigate this complex social, health, and economic environment, any of which could result in disruption to our business and results of our operations.
The duration and extent of the impact on our business from the ongoing COVID-19 pandemic or any future health epidemics or contagious disease outbreaks will depend on future developments that cannot accurately be predicted at this time, such as disease severity and transmission rates, the existence of any additional waves of any pandemic, epidemic, or outbreak, the impact of new disease variants, the extent and effectiveness of mitigation and containment actions, progress towards widespread rapid testing, effective treatment alternatives and the adoption and efficacy of available vaccines, and the impact of these and other factors on our employees, players, and business partners. If we are not able to respond to and manage the impact of such events effectively, our business may be harmed. To the extent the COVID-19 pandemic or any future health epidemic or contagious disease outbreak adversely affects our business and financial results, it may also have the effect of heightening many of the other risks to our business described herein.
Our industry is very competitive. If players prefer our competitors’ games over our own, our operating results could suffer.
Competition in the gaming industry, especially the mobile gaming segment, is intense and subject to rapid changes, including changes from evolving player preferences and emerging technologies. Many new games are introduced in each major industry segment (mobile, web, PC, and console) each year, but only a relatively small number of titles account for a significant portion of total revenue in each segment. While we have diversified our product offering, we historically competed primarily in the social casino gaming category. Our competitors that develop mobile and web games in the social casino gaming category vary in size and offerings and include companies such as Aristocrat, DoubleU, Huuuge Games, Playtika, SciPlay, Scopely, Zynga, and others. In addition, there are competitors that develop mobile and web games that are not currently focused on the social casino gaming category but may move into that space and that may also impede our diversification efforts, including companies such as Activision Blizzard (the parent company of King Digital), Electronic Arts (EA Mobile), Epic Games, Jam City, Netmarble (the parent company of Kabam), NetEase (NetEase Games), Niantic, Take-Two Interactive Software, Vivendi (the parent company of Gameloft), and others. In addition, online game developers and distributors that are primarily focused on specific international markets, such as Giant Interactive and Tencent in Asia, and high-profile companies with significant online presences that to date have not actively focused on social games, such as Facebook, Apple, Google, Amazon, and Microsoft, may decide to develop social games including social casino games which may compete with our games. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in player preferences, regulations. or other developments that may impact our industry.
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
Although we have a portfolio of entertainment, retail, technology, travel, leisure, and gaming brands across the globe providing rewards through our playAWARDS program, MGM historically has provided a substantial amount of such rewards, and the majority of the rewards redeemed through our playAWARDS program for the year ended December 31, 2022 were offered by MGM. Under the terms of our marketing agreement and rewards agreement with MGM, MGM has discretion over the types and quantities of rewards and whether to make any rewards available for a particular game, and MGM may discontinue any rewards previously made available. The terms of our marketing agreement with MGM requires us to meet certain performance criteria for it to be automatically renewed, and if we fail to meet those performance criteria, MGM could terminate both the marketing agreement and the rewards agreement. If we fail to meet our required performance criteria under the marketing agreement, we could also lose certain intellectual property rights that we license from MGM under the marketing agreement and which we use as creative assets in our games. In the event that MGM offers fewer or less attractive rewards for our games or if we fail to achieve the required performance milestones and MGM decides not to renew our agreements, our business and financial results could be materially and adversely affected.
We rely on third-party platforms such as the Apple App Store, Google Play Store, Amazon Appstore, and Facebook to make our games available to players and collect revenues generated on such platforms, and we rely on third-party payment service providers to collect revenues generated on our own platforms.
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
If our platform providers do not perform their obligations in accordance with our platform agreements, we could be adversely impacted. For example, in the past, some of these platform providers have been unavailable for short periods of time, unexpectedly changed their terms or conditions or experienced issues with their features that permit our players to purchase virtual items. If any of our third-party service providers is unable to process payments, even for a short period of time, our business could be harmed. These platforms and our third-party online payment service providers may also experience security breaches or other issues with their functionalities. In addition, if we violate, or a platform provider believes we have violated, its terms of service, policies, or standard publisher agreements (or if there is any change or deterioration in our relationship with any of these platform providers), that platform provider could limit or discontinue our access to the platform or we may be exposed to liability or litigation. For example, in August 2020, Epic Games attempted to bypass Apple's and Google’s payment systems for in-game purchases with an update that allowed users to make purchases directly through Epic Games in their game, Fortnite. Apple and Google promptly removed Fortnite from their respective app stores. In August 2020, Epic Games filed separate lawsuits against Apple and Google relating to, among other things, the 30% platform fee and anti-trust violations. In September 2020, Apple filed a counterclaim seeking injunctive relief to block the use of Epic Games’ payment system and seeking monetary damages to recover funds made while the updated version of Fortnite was active. In September 2021, a court ruled that Apple must provide other payment options for in-app game purchases within a certain time, however, Apple is not required to allow Fortnite back on its app store. Both parties have appealed the ruling. In October 2021, Google filed a counterclaim seeking monetary damages from Epic Games for breach of contract.
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
We have engaged, and expect to engage, third-party game development companies to develop and operate certain mobile games, including myVEGAS Bingo and my Konami Slots, and if they fail to perform as expected, our business may suffer.
We currently, have in the past and expect in the future to, engage third-party game development companies to develop and operate certain mobile games on our behalf. Currently, we rely on third-party game development companies to provide operation and development services for our myVEGAS Bingo and my KONAMI Slots games. In each instance, we have been, and in the future intend to be, the publisher of our existing games as well as third-party developed or co-developed games when they are available to players through platforms such as the Apple App Store, Google Play Store, Amazon Appstore, and Facebook. However, in some cases much of the responsibility to develop and operate our games will be undertaken by the development company. Typically when we engage a third-party game development company, we will enter into a contract with them that defines their and our duties and responsibilities, but we have limited control over the work performed by the development company and are therefore subject to additional risks than if our own employees were developing and operating our games, such that completion of our games and their publication could be delayed due to the development company’s failure to adhere to our milestones and roadmaps. We have in the past experienced this risk when one of our third-party game development companies failed to complete development milestones in accordance with our game development roadmap. If our third-party game development companies do not perform in accordance with our agreements with them, it could adversely affect the development of our games that are the subject of that agreement, including delaying their availability for launch and their performance once launched, which could materially and adversely impact our ability to meet our forecasts.
Once a co-developed game is launched, or in the event we engage a third party to operate an existing game, we will be reliant on the development company’s ability to maintain an adequate number of knowledgeable and experienced personnel to operate and maintain the co-developed game or existing game successfully and to develop and implement future game updates, patches and bug fixes, as well as provide ongoing support services. If the development companies fails to operate and maintain the co-developed game or existing game, it could adversely affect such game's performance and player satisfaction, and our business may suffer as a result. Further, if the game development companies breached our agreements with them, or unilaterally elected to discontinue providing services, we would have to find a substitute provider or replace the lost services internally, which could disrupt the operation of the games and result in dissatisfied players, increased expenses, lost revenues, and other adverse effects.
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
If we do not successfully invest in, establish and maintain awareness of our brands and games, or if we incur excessive expenses promoting and maintaining our brands or our games, our business, financial condition, results of operations, or reputation could be harmed.
We believe that establishing and maintaining our brands is critical to maintaining and creating favorable relationships with players, awards partners, content licensors, and advertisers, as well as competing for key talent. Increasing awareness of our brands and recognition of our games is particularly important in connection with our strategic focus on developing games based on our own intellectual property and successfully cross-promoting our games. In addition, globalizing and extending our brands and recognition of our games requires significant investment and extensive management time to execute successfully. Although we make significant sales and marketing expenditures in connection with the launch of our games, these efforts may not succeed in increasing awareness of our brands or the new games. If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenue could be limited, our costs could increase, and our business, financial condition, results of operations, or reputation could suffer.
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
Much of the intellectual property we use in our games is created by us, but we also rely on licenses or rights we receive to third-party intellectual property for use in our games or platform to enhance the experience of our players or otherwise operate our business. For example, we use licensed intellectual property from certain parties such as MGM, Tetris®, and Konami Gaming as creative assets in our games. These licenses typically limit our use of intellectual property to specific uses and for specific time periods, and include other contractual obligations, including the achievement of certain performance milestones with which we must comply in order for the license to remain in effect. Moreover, certain intellectual property rights may be licensed to us on a non-exclusive basis, and accordingly, the owners of such intellectual property are free to license such rights to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Competition for these licenses is intense, and often results in one or more of increased advances, minimum payment guarantees, and royalties that we must pay to the licensor, which decreases our profitability. In the future, we may identify additional third-party intellectual property we may need or desire to license in order to engage in our business, including to develop or commercialize new games. However, such licenses may not be available on acceptable terms or at all. If we are unable to obtain and remain in compliance with the terms of these licenses or obtain additional licenses on reasonable economic terms, we may be required to discontinue or limit our use of our games or features therein that include or incorporate the licensed intellectual property, and our revenue and profitability may be adversely impacted.
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
Historically, we have derived substantially all of our revenues from the sale of in-game virtual currency. Paying players purchase virtual currency in our games because of its perceived value, which is dependent on the relative ease of obtaining equivalent virtual currency by simply playing our games. The perceived value of our virtual currency can be impacted by various actions that we take in our games, including offering discounts for virtual currency or giving away virtual currency in promotions. Managing game economies is difficult, and relies on our assumptions and judgment. If we fail to manage our virtual economies properly or fail to promptly and successfully respond to any such disruption, our reputation may suffer and our players may be less likely to play our games and to purchase virtual currency from us in the future, which would cause our business, financial condition, and results of operations to suffer.
Our ability to successfully attract in-game advertisers depends on our ability to design an attractive advertising model that retains players.
While historically we have derived substantially all of our revenues from the sale of in-game virtual currency, our Tetris®-branded mobile game and Brainium games derive the majority of their revenues from the sale of in-game advertisements. If we are unable to attract and maintain a sufficient player base or otherwise fail to offer attractive in-game advertising models, advertisers may not be interested in purchasing such advertisements in our games, which could adversely affect our revenues from in-game advertising. In addition, if we include in-game advertising in our games that players view as excessive, such advertising may materially detract from players’ gaming experiences, thereby creating player dissatisfaction, which may cause us to lose players and revenues, and negatively affect the experience for players making purchases of virtual currency in our games.
Our games and other software applications, and our and our vendors' and other partners' information technology and other systems and platforms, have, on occasion, experienced failures, errors, defects, or disruptions. Although such events have not had a material impact in the past, future similar events could disrupt our business, impact our games and related software applications, affect our ability to scale our technical infrastructure, diminish our brand and reputation, subject us to liability, and adversely affect our operating results and growth prospects.
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
Our technology infrastructure is critical to the performance of our games and satisfaction of our players and to the general operation of our business. We devote significant resources to network and data security to protect our systems and data. However, our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. We cannot assure you that the measures we take to detect and prevent or hinder cyber-attacks or other security or data breaches, to protect our systems, data and player information, and to prevent outages, data loss, and fraud, including a disaster recovery strategy for server, equipment, or systems failure and the use of third parties for certain cybersecurity services, will provide sufficient security or be adequate for our operations. Our vendors and other partners are also subject to the foregoing risks, and we do not have any control over them. We have experienced, and may in the future experience, system disruptions, outages, and other performance problems, including when releasing new software versions or bug fixes, due to a variety of factors, including infrastructure changes, human or software errors, and capacity constraints. Such disruptions have not had a material impact to date, however, future disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our or third parties’ computer systems and technological infrastructure, including the data contained therein or transmitted thereby, could result in a wide range of negative outcomes, including violations of applicable privacy laws which can result in significant fines, governmental investigations and enforcement actions, legal and financial exposure, contractual liability, and damage to our reputation, each of which could materially adversely affect our business, financial condition, results of operations, and prospects.
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
If our player base and engagement continue to grow, and the number and types of games we offer continue to grow and evolve, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our players’ needs and operate our business. Such infrastructure expansion may be complex, and unanticipated delays in completing these projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our games or other operations. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully use the underlying equipment or software, which could further degrade the player experience or increase our costs. As such, we could fail to continue to effectively scale and grow our technical infrastructure to accommodate increased demands. In addition, our business may be subject to interruptions, delays or failures resulting from adverse weather conditions, other natural disasters, power loss, terrorism, cyber-attacks, public health emergencies (including the COVID-19 pandemic or other future health epidemics or contagious disease outbreaks), or other catastrophic events.
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
We intend to grow our business through strategic transactions, including acquisitions, investments, and joint ventures, that involve numerous risks and uncertainties. We have previously closed several such transactions, including the acquisition of Brainium, and are currently in, and in the future expect to continue to be in, various stages of seeking, evaluating, and pursuing additional strategic transactions both in the U.S. and in non-U.S. jurisdictions. These transactions often require unique approaches to integration due to, among other reasons, the structure of the transactions, the locations, and cultural differences among the other company’s teams and ours, and have required and will continue to require significant attention from our management team. If we are unable to obtain the anticipated benefits from these transactions, or if we encounter difficulties in integrating any acquired operations with our business, our financial condition and results of operations could be materially harmed.
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
The benefits of an acquisition, investment, or joint venture may also take considerable time to develop, and we cannot be certain that any particular transaction will produce the intended benefits, which could adversely affect our business, financial condition, or results of operations. Our ability to grow through future acquisitions, investments, and joint ventures will depend on the availability of suitable candidates at an acceptable cost, our ability to compete effectively to attract these candidates, and the availability of financing to complete larger transactions. In addition, depending upon the duration and extent of shelter-in-place, travel and other business restrictions adopted by us and imposed by various governments in response to the COVID-19 pandemic or other future health epidemics or contagious disease outbreaks, we may encounter challenges in evaluating future acquisitions, investments, and joint ventures and integrating personnel, business practices, and company cultures from acquired companies. Acquisitions, investments, and joint ventures could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets, or write-offs of goodwill or intangible assets, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders.
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
Continuing to expand our business to attract players in countries outside of the U.S. is an important element of our business strategy. An important part of targeting international markets is developing offerings that are localized and customized for the players in those markets. While we have international game studios in Hong Kong, Israel, Serbia, Singapore, and Vietnam, we expect to continue to expand our international operations in the future by opening new international game studio locations and expanding our offerings in new languages. Our ability to expand our business and to attract players and talented employees in other international markets we may enter will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, economics, legal systems, alternative dispute systems, regulatory systems, and commercial infrastructures.
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
•public health crises, such as the COVID-19 pandemic and other future health epidemics or contagious disease outbreaks, which can result in varying impacts to our employees, players, vendors, awards partners, and commercial partners internationally;
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
Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing, and which could subject us to claims or otherwise harm our business.
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
There are ongoing academic, political, and regulatory discussions in the U.S., Europe, Australia, and other jurisdictions regarding whether social casino applications should be subject to a higher level or different type of regulation than other social game applications to protect consumers, in particular minors and persons susceptible to addiction to social casino games, and, if so, what this regulation should include. For example, at the end of August 2020, a court approved a settlement of class action litigation relating to alleged violations by Big Fish Games, Inc., the operator of an online social casino game, of a specific anti-gambling law in the State of Washington, in an aggregate amount equal to $155.0 million. In addition, since 2020 there have been numerous cases filed against social casino game developers, and third party platform providers, alleging that social casino games violate various states' gambling laws. While our games operate differently from games implicated in the Big Fish Games class action litigation and the other cases filed against social casino game developers, if new social casino regulations are imposed, or other regulations are interpreted to apply to our social casino games, certain, or all, of our casino-themed games may become subject to the rules and regulations and expose us to civil and criminal penalties if we do not comply. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition, or results of operations.
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
We have been in the past, and may be in the future, subject to intellectual property disputes, which are costly to defend and could require us to pay significant damages and could limit our ability to use certain technologies in the future.
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
We use open source software in our game development and expect to continue to use open source software in the future. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the open source software code. To the extent that our games depend upon the successful operation of open source software, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality of our games, delay new releases, result in a failure of our games, and injure our reputation. For example, undetected errors or defects in open source software could render it vulnerable to breaches or security attacks and, as a result, make our systems more vulnerable to data breaches. In addition, the public availability of such software may make it easier for others to compromise our platform and games.
Moreover, some open source software licenses require users who distribute open source software as part of their proprietary software to publicly disclose all or part of the source code to such software or make available any derivative works or modifications of the open source code on unfavorable terms or at no cost. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release or license the source code of our proprietary software to the public, and from time to time, we may face claims from third parties that incorporate open source software into their products, claiming ownership of, or demanding release of, the source code of the open source software or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. The terms of various open source licenses have not been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of the open source software. We monitor our use of open source software and try to use open source software in a manner that will not require the disclosure of the source code to our proprietary software or prevent us from charging fees to our players for use of our proprietary software. However, we cannot guarantee that these efforts will be successful, and thus there is a risk that the use of such open source software may ultimately result in litigation, preclude us from charging fees for the use of certain of our proprietary software, require us to replace certain code used in our games, pay damages, settlement fees, or a royalty to use some open source software, make the source code of our games publicly available, or discontinue certain games. Any of the foregoing would have a negative effect on our business, financial condition, or results of operations.

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
In the U.S., there are numerous federal and state privacy and data protection laws and regulations governing the collection, use, disclosure, protection, and other processing of personal information, including federal and state data privacy laws, data breach notification laws, and consumer protection laws. For example, the California Consumer Privacy Act of 2018, or CCPA, became effective on January 1, 2020 and created new privacy rights for consumers residing in the state of California. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA allows for the California Attorney General to impose civil penalties for violations and also provides a private right of action for certain data breaches. In November 2020, California voters passed the California Privacy Rights Act, or CPRA, which became effective on January 1, 2023. The CPRA significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. The CCPA and CPRA could subject us to additional compliance costs as well as potential fines, individual claims and commercial liabilities.
Similar laws relating to data privacy and security have been adopted in Virginia and Colorado, and proposed in other states and at the federal level, and, if passed, such laws may have potentially conflicting requirements.
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
Compliance with the GDPR, LGPD, CCPA, CPRA, and similar legal requirements has required us to devote significant operational resources and incur significant expenses. We expect the number of jurisdictions adopting their own data privacy laws to increase, which will require us to devote additional significant operational resources and incur additional significant expenses and will also increase our exposure to risks of claims by our players that we have not complied with all applicable data privacy laws.
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
When our players use our games, we may collect both personal and non-personal data about our players. We use some of this data to provide a better experience for our players by delivering relevant content and marketing materials. Our players may decide not to allow us to collect some or all of this data or may limit our use of this data. Any limitation on our ability to collect data about our players and game interactions would likely make it more difficult for us to deliver targeted content and marketing materials to our players. Interruptions, failures or defects in our data collection, analysis and storage systems, as well as privacy concerns, increasing public scrutiny, and regulatory restrictions regarding the collection of data, could also limit our ability to aggregate and analyze player data. If that happens, we may not be able to successfully adapt to player preferences to improve and enhance our games, retain existing players, and maintain the popularity of our games, which could cause our business, financial condition, or results of operations to suffer.
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
Additionally, Internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of advertising on their devices, including through Apple’s Identifier for Advertising, or IDFA, or Google’s Advertising ID, or AAID, for Android devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications. Advertising identifiers are frequently used as a means to deliver targeted advertising to devices. While historically we have conducted limited advertising to our players in our games (often referred to as “ad monetization”), it is a meaningful way to generate revenue for many mobile game companies. We introduced ad monetization mechanics as a limited pilot program and expanded it throughout 2021 and 2022 into our legacy social casino games. In addition, our Tetris®-branded mobile game and all ten Brainium games generate most of their revenue through ad monetization. Since we intend to continue to qualify and scale in-game advertising to generate revenue, we will be limited in how and to whom we can present with in-game advertising, which could adversely affect our ability to generate revenues from advertising.
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
Our awards partners, content licensors, advertisers, and investors rely on our key metrics as a representation of our performance. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. If we determine that we can no longer calculate any of our key metrics with a sufficient degree of accuracy, and we cannot find an adequate replacement for the metric, our business, financial condition, or results of operations may be harmed. In addition, if awards partners, content licensors, or advertisers do not perceive our player metrics to be accurate representations of our user base or player engagement, or if we discover material inaccuracies in our user metrics, our reputation may be harmed and awards partners, content licensors, or advertisers may be less willing to allocate their resources, intellectual property, or budgets to our games, which could negatively affect our business, financial condition, or results of operations.
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
Despite our security measures, we have been subject to attacks by hackers, and our information technology and infrastructure may in the future be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption of our operations and the services we provide to players, damage to our reputation, and a loss of confidence in our products and services, which could adversely affect our business.
Cybersecurity attacks, including breaches, computer malware and ransomware, computer hacking, and insider threats have become more prevalent in our industry, and experts have warned that the global disruption related to the COVID-19 pandemic and remote working conditions may result in increased threats and malicious activity. Any cybersecurity breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions, loss or corruption of data, software, hardware, or other computer equipment, or the inadvertent transmission of computer viruses or other unauthorized access to our systems caused by employee error, malfeasance, or other disruptions could adversely affect our business, financial condition, results of operations, or reputation. We have experienced and will continue to experience hacking attacks of varying degrees from time to time. Because of our prominence in the social casino gaming industry, we believe we are a particularly attractive target for hackers. Additionally, rapidly evolving technology and capabilities, evolving changes in the sources, capabilities and targets for cybersecurity attacks, as well as the increasing sophistication of cyber criminals increase the risk of material data compromise or business disruption.
In addition, we store sensitive information, including personal information about our employees, and our games involve the storage and transmission of players’ personal information on equipment, networks, and corporate systems run by us or managed by third-parties including Amazon, Apple, Facebook, Google, and Microsoft. We are subject to a number of laws, rules, and regulations requiring us to provide notification to players, investors, regulators, and other affected parties in the event of a security breach of certain personal data, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws and regulations, including the GDPR,the CCPA, and the CPRA, have increased and may increase in the future. Our corporate systems, third-party systems, and security measures have been subject to a breach and may be breached in the future due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to, or compromise the integrity of, our data, our employees’ data, our players’ data, or any third-party data we may possess. Any such data security breach could require us to comply with various breach notification laws, create significant exposure for us, including under applicable data privacy laws and regulations such as the GDPR, the CCPA, and the CPRA, in particular if we have failed to take appropriate security measures, may affect our ability to operate, and may expose us to litigation, remediation and investigation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability, each of which could be material.
Changes in tax laws or tax rulings could materially affect our effective tax rates, financial position, and results of operations.
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws (including in response to the COVID-19 pandemic or other future health epidemics or contagious disease outbreaks) or changes in interpretations of existing laws could cause us to be subject to additional income-based taxes and non-income based taxes (such as payroll, sales, use, value-added, digital services, excise, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. For example, in December 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act, or the 2017 Tax Act. The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed repatriation toll tax on cumulative undistributed foreign earnings. Many of the provisions of the 2017 Tax Act are highly complex and may be subject to further interpretive guidance from the Internal Revenue Service, or IRS, or others. Some of the provisions of the 2017 Tax Act may be changed by Congress and may face future challenges by the World Trade Organization, or WTO, such as the favorable tax treatment for foreign-derived intangible income claimed by us. Although we cannot predict the nature or outcome of such future interpretive guidance, or actions by Congress or WTO, they could adversely impact the consolidated results of our operations and financial position. In addition, many countries in the EU, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. Any significant changes to our future effective tax rate may materially and adversely affect our business, financial condition, results of operations, or cash flows.
We could be required to collect additional sales, value-added, or similar taxes or be subject to other tax liabilities that may increase the costs of our players to engage with our games and adversely affect our results of operations.
One or more U.S. states or countries may seek to impose incremental or new sales, value-added, use, or other tax collection obligations on us. While we generally are not responsible for taxes generated on games accessed and operated through third-party platforms, we are responsible for collecting and remitting applicable sales, value-added, or other similar taxes for revenue generated on games accessed and operated on our own platforms. Historically, we paid taxes on revenue generated from games accessed on our own platforms in U.S. states where we had a sufficient physical presence or “nexus” based on the location of our U.S. offices and servers. However, there is uncertainty as to what constitutes sufficient physical presence or nexus for a U.S. state to levy taxes, fees, and surcharges for sales made over the Internet. Furthermore, an increasing number of states have considered or adopted laws that impose sales tax collection obligations on out-of-state companies. This is also the case in respect of the EU, where value-added taxes may be imposed on non-EU companies making digital sales to consumers within the EU. In addition, the U.S. Supreme Court ruled in South Dakota v. Wayfair, Inc., or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the customer’s state. In response to Wayfair, or otherwise, state and local governments have adopted and begun to enforce, laws requiring us to calculate, collect, and remit sales taxes in their jurisdictions. Similarly, many foreign jurisdictions have considered or adopted laws that impose value-added, digital services, or similar indirect taxes on companies despite not having a physical presence in the foreign jurisdiction.
A successful assertion by one or more states, or other countries or jurisdictions, requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently collect some taxes, could result in substantial liabilities, including taxes on past sales as well as penalties and interest. We continually monitor the ever-evolving tax landscape in the jurisdictions in which we operate and those jurisdictions where our players reside. The requirement to collect sales, value-added, or similar indirect taxes by foreign, state, or local governments for sellers that do not have a physical presence in the jurisdiction could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, or decrease our future sales, which may materially and adversely affect our business, and results of operations.
We may have exposure to greater than anticipated tax liabilities.
Our income tax obligations are based in part on our corporate operating structure and intercompany arrangements. The tax laws applicable to our business, including the laws of the U.S. and other jurisdictions, are subject to interpretation, and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for intercompany arrangements, which could impact our worldwide effective tax rate and harm our financial position and results of operations. We are currently under a transfer pricing examination by the Israel Tax Authority for fiscal years 2017 and 2018. While we expect to prevail, it is possible that a negative outcome in this examination would have a material impact on our consolidated results of operations and financial position. In addition, changes to our corporate structure and intercompany agreements, including through acquisitions, could impact our worldwide effective tax rate and harm our financial position and results of operation.
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
In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy as a whole, inflation, unemployment, consumer debt levels, geopolitical events, and other challenges impacting the global economy, including the COVID-19 pandemic, disruption of supply chains, and armed conflict between Ukraine and Russia, may adversely affect consumer confidence or cause a reduction to our players’ disposable income or our awards partners’ budgets resulting in fewer or less desirable rewards to be offered to our players. In addition, the impact of inflation on our operating expenses may decrease profitability. Any one of these changes could materially and adversely affect our business, financial condition, results of operations, or prospects.
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
Our stock price and trading volume may be heavily influenced by the way analysts and investors interpret our financial information and other disclosures. If securities or industry analysts do not publish research or reports about our business, delay publishing reports about our business, or publish negative reports about our business, regardless of accuracy, the trading price and trading volume of our Class A common stock could decline.
The trading market for shares of our Class A common stock may be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a recent public company, we may be slow to attract research coverage and the analysts who publish information about us will have had relatively little experience with us, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, the trading price of our Class A common stock could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
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
Any additional debt financing that we secure in the future could involve offering additional security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, lingering impacts of the COVID-19 pandemic and current economic and political conditions, including inflation and higher interest rates, have disrupted capital markets, and if we seek to access additional capital or increase our borrowing, there can be no assurance that debt or equity financing may be available to us on favorable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition, or results of operations may be harmed.
Our investment portfolio may become impaired by deterioration of the financial markets.
Our cash equivalent and investment portfolio, including the proceeds of the Acies Merger and the PIPE financing, have been invested with a goal of preserving our access to capital, and generally consists of money market funds, corporate debt securities, U.S. government and government agency debt securities, mutual funds, certificates of deposit, and time deposits. We follow an investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk, which guidelines include credit quality standards and permissible allocations of certain sectors to limit our exposure to specific investment types. Volatility in the global financial markets can negatively impact the value of our investments, and recent depressed performance in U.S. and global financial markets due to current economic and political conditions and lingering impacts of the COVID-19 pandemic has negatively impacted the carrying value of our investment portfolio. If financial markets experience further volatility, including due to depressed economic production and performance across the U.S. and global economies due to current economic and political conditions, including inflation or higher interest rates, or lingering impacts of the COVID-19 pandemic, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any disruption of the capital markets could cause our other income and expenses to vary from expectations. Although we intend to manage our investment portfolio for a low risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
The requirements of being a public company may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses may be greater than we anticipate.
We are a public company, and as such (and particularly after we are no longer an “emerging growth company”) we incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the U.S. Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the Nasdaq, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased, and will continue to increase, our historical legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to attract and retain qualified members to the Board of Directors. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an “emerging growth company.” We will need to hire additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge and maintain an internal audit function, which will increase our operating expenses. Moreover, we could incur additional compensation costs in the event that we decide to pay cash compensation closer to that of other publicly listed companies, which would increase our general and administrative expenses and could materially and adversely affect our profitability. We are evaluating these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices, or internal control over financial reporting required of public companies. Our management will need to continually assess our staffing and training procedures to improve our internal control over financial reporting. Further, the development, implementation, documentation, and assessment of appropriate processes, in addition to the need to remediate any potential deficiencies, will require substantial time and attention from management. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to continue to support our operations as a public company which will increase our operating costs in future periods.
As a private company, Old PLAYSTUDIOS was not required to document and test internal controls over financial reporting, management was not required to certify the effectiveness of internal controls, and auditors were not required to opine on the effectiveness of internal controls over financial reporting. Failure to maintain adequate financial, information technology, and management processes and controls could result in material weaknesses which could lead to errors in our financial reporting, which could adversely affect our business.
Old PLAYSTUDIOS was not required to document and test internal controls over financial reporting, management was not required to certify the effectiveness of our internal controls, and auditors were not required to opine on the effectiveness of internal controls over financial reporting. We are not currently subject to the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act. However, when we lose our emerging growth company status and become subject to the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. In addition, our current controls and any new controls that we develop may become inadequate because of poor design and changes in our business, including increased complexity resulting from our international operations and our contemplated international expansion. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and its attestation reports.
If we are unable to certify the effectiveness of our internal controls, or if our internal controls have a material weakness, we may not detect errors timely, our financial statements could be misstated, we could be subject to regulatory scrutiny and a loss of confidence by stakeholders, which could harm our business and adversely affect the trading price of our Class A common stock.

We are currently an “emerging growth company” within the meaning of the Securities Act and have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.
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
Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, finance and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating these new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented reductions in force and may in the future implement other reductions in force. Any reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees, and reduced employee morale. Any reduction in force also could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in force. Properly managing our growth will require us to establish consistent policies across regions and functions, and a failure to do so could harm our business.
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
Our ability to compete and grow depends in large part on the efforts and talents of our employees and executives. Our success depends in a large part upon the continued service of our senior management team, including Andrew Pascal, our Co-Founder and Chief Executive Officer. Mr. Pascal is critical to our vision, strategic direction, culture, products, and technology, and the continued retention of our entire senior management team is important to the success of our operating plan. We do not have employment agreements with members of our senior management team, all of whom are "at-will" employees, and we do not maintain key man insurance for members of our senior management team. The loss of any member of our senior management team could cause disruption and harm our business, financial condition, results of operations, or reputation.
In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate, and retain highly skilled employees, particularly in the competitive fields of game design, product management, engineering, and data science. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, and successfully integrating and retaining them. Interviewing, hiring, and integrating new employees has and will continue to be particularly challenging following the COVID-19 pandemic and the increase in hybrid/remote working arrangements. Furthermore, we have observed labor shortages, increased competition for talent, and a rise in employee attrition. We will continue to devote increased efforts to maintaining the collaborative culture of the corporate headquarters and each of our domestic and international game studios through the use of videoconferencing and other online communication and sharing tools, and to monitoring the health, safety, morale, and productivity of our employees, including new employees, as we evaluate the impacts of this challenging situation on our business and employees.
We believe that two critical components of our success and our ability to retain our best people are our culture and our competitive compensation practices. As we continue to operate as a public company, we may find it difficult to maintain our entrepreneurial, execution-focused culture. In addition, any volatility in our operating results and the trading price of our Class A common stock may cause our employee base to be more vulnerable to be targeted for recruitment by competitors. While we believe we compete favorably, competition for highly skilled employees is intense. If we are unable to identify, hire, and retain our senior management team and our key employees, our business, financial condition, or results of operations could be harmed. Moreover, if our team fails to work together effectively to execute our plans and strategies on a timely basis, our business, financial condition, or results of operations could be harmed.
Any restructuring actions and cost reduction initiatives that we have undertaken or may undertake in the future may not deliver the expected results and these actions may adversely affect our business.
We have implemented restructurings in the past and may implement restructurings in the future for purpose of reducing costs, streamlining operations, and improving cost efficiencies to better align our operating expenses with our revenue. Such restructurings may include reducing our headcount, rationalizing our product pipeline, reducing marketing and technology expenditures, and downsizing or closing certain game studios. We plan to continue to manage costs to better and more efficiently manage our business. Our restructuring plans and other such efforts could result in disruptions to our operations and adversely affect our business, financial condition, or results of operations.
We actively monitor our costs, however, if we do not fully realize or maintain the anticipated benefits of any restructuring actions and cost reduction initiatives, our business, financial condition, or results of operations could be adversely affected, and additional restructuring actions and cost reduction initiatives may be necessary. In addition, we cannot be sure that such actions and initiatives will be as successful in reducing our overall expenses as expected or that additional costs will not offset any such reductions. If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer. In addition, any cost reduction measures could negatively impact our business, financial condition, or results of operations including but not limited to, delaying the introduction of new games, features, or content, delaying introduction of new technology, impacting our ability to react nimbly to game or technology issues, or impacting employee retention and morale.
We have a facility in San Francisco, California, and the occurrence of an earthquake or other natural disaster or other significant business interruption at or near our San Francisco facility, or any of our other game studios or facilities, could cause damage to our facilities and equipment and interfere with our operations.
We rent an office facility in San Francisco, California, an area known for earthquakes, and this facility is thus vulnerable to damage in the event of an earthquake or other natural disaster. In addition, all of our game studios and facilities are vulnerable to damage from natural or man-made disasters, including power loss, fire, explosions, floods, communications failures, terrorist attacks, contagious disease outbreak (such as the COVID-19 pandemic), and similar events. If any disaster were to occur, our ability to operate our business at our game studios or facilities could be impaired and we could incur significant losses, recovery from which may require substantial time and expense.
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
So long as more than 50% of the voting power for the election of directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of the Nasdaq corporate governance standards. As of December 31, 2022, the Founder Group controlled more than 70% of the combined voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards and are not subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board of Directors selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. As of the date of this Annual Report on Form 10-K, we do not utilize any of these exemptions, however, should we later choose to do so, you may not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements.
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
Shares of our Class B common stock are entitled to twenty (20) votes per share, while shares of our Class A common stock are entitled to one (1) vote per share. Mr. Pascal and his affiliated entities included in the Founder Group hold all of the issued and outstanding shares of our Class B common stock. Accordingly, as of December 31, 2022, the Founder Group, including Mr. Pascal, beneficially owned more than 70% of the combined voting power of our outstanding common stock, and is able to control matters submitted to our stockholders for approval, including the election of directors, amendments to our organizational documents and any merger, consolidation, sales of all or substantially all of our assets or other major corporate transactions. Mr. Pascal may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and may ultimately affect the market price of shares of our Class A common stock.

We cannot predict the impact our dual class structure may have on the stock price of our Class A common stock.
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. Under these policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices will not be investing in our stock. It is unclear what effect, if any, these policies will have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. As a result, the market price of shares of our Class A common stock could be adversely affected.
We may issue additional preferred stock or common stock, including under the 2021 Plan and 2021 Employee Stock Purchase Plan. Any such issuances would dilute the interest of our stockholders and likely present other risks.
We may issue additional shares of preferred stock (which may be convertible into a substantial number of shares of common stock) or additional shares of common stock, including under the 2021 Plan and 2021 Employee Stock Purchase Plan. Any such issuances of additional shares of preferred stock or common stock:
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
The historical financial results of Old PLAYSTUDIOS included in this Annual Report on Form 10-K do not necessarily reflect the financial condition, results of operations or cash flows we would have achieved as a standalone company during the periods presented or those we will achieve in the future. This is primarily the result of the following factors: (i) we will incur additional ongoing costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act; and (ii) our capital structure will be different from that reflected in Old PLAYSTUDIOS’ historical financial statements. Our financial condition and future results of operations could be materially different from amounts reflected in Old PLAYSTUDIOS’ historical financial statements included elsewhere in this Annual Report on Form 10-K, so it may be difficult for investors to compare our future results to historical results or to evaluate its relative performance or trends in our business.
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
While the McCart Complaint was voluntarily dismissed by the plaintiff on August 6, 2021, and we have not received any further communications relating to the Demand, additional lawsuits may be filed against us or our directors and officers in connection with the Acies Merger.

On April 6, 2022, a class action lawsuit was filed in the United Stated District Court, Northern District of California, by a purported Company shareholder in connection with alleged federal securities law violations: Christian A. Felipe et. al. v. PLAYSTUDIOS, Inc. (the “Felipe Complaint”). On July 15, 2022, the lawsuit was transferred to the United States District Court of Nevada, Southern District. On October 4, 2022, the plaintiffs filed an amendment to the Felipe Complaint. The Felipe Complaint names the Company, several current and former board members of the Company, board members and officers of Acies Acquisition Corp., and Andrew Pascal, the Company’s Chairman and CEO, as defendants. The Felipe Complaint alleges misrepresentations and omissions regarding the state of the Company’s development of the Kingdom Boss game and its financial projections and future prospects in the S-4 Registration Statement filed by Acies that was declared effective on May 25, 2021, the Proxy Statement filed by Acies on May 25, 2021, and other public statements that touted Old PLAYSTUDIOS’ financial performance and operations, including statements made on earnings calls and the Amended S-1 Registration Statement filed by the Company that was declared effective on July 30, 2021. The Felipe Complaint alleges that the misrepresentations and omissions resulted in stock price drops of 13% on August 12, 2021, and 5% on February 25, 2022, following (i) the Company’s release of financial results for the second quarter of 2021, ended on June 30, 2021, and (ii) the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and issuance of a press release summarizing financial results for the fourth quarter and year ended December 31, 2021, respectively. The Felipe Complaint seeks an award of damages for an unspecified amount.
Defending the Felipe Complaint and any such additional lawsuits could require us incur significant costs and draw the attention of the management team away from the daily operations of our business. Further, the defense or settlement of any lawsuit or claim may adversely affect our business, financial condition, results of operations, and cash flows.
Warrants may be exercised for our Class A common stock, and Earnout Shares and Sponsor Shares may become issuable or vest, each of which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
Outstanding Warrants to purchase an aggregate of 10,996,631 shares of our Class A common stock became exercisable in accordance with the terms of the Warrant Agreement governing those securities on October 27, 2021. The exercise price of these Warrants is $11.50 per share. The Company completed an offer to purchase each of its Warrants in the Tender Offer on May 13, 2022, in which holders of 1,792,463 outstanding Public Warrants tendered their Public Warrants for a purchase price of $1.00 per warrant. Following redemption of the Public Warrants tendered in the Tender Offer, approximately 5.4 million Public Warrants and approximately 3.8 million Private Warrants remained outstanding. In addition, up to 15,000,000 Earnout Shares may be issued and up to 900,000 Sponsor Shares may vest and become unrestricted upon the closing price of the Class A common stock exceeding $12.50 and $15.00 per share, respectively, for any 20 trading days within any 30-trading day window commencing on or after November 18, 2021 and ending no later than June 21, 2026 (the Earnout Shares will also vest based on the price targets in connection with a sale of our company). To the extent such Warrants are exercised and the Earnout Shares are issued or the Sponsor Shares vest and become unrestricted, additional shares of our Class A common stock will be issued or become eligible for resale, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Actual or potential sales of Earnout Shares or Sponsor Shares in the public market, or the fact that additional shares are issuable upon exercise of such Warrants, could adversely affect the market price of our Class A common stock.
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
On April 12, 2021, the SEC Staff expressed its view that certain terms and conditions common to warrants issued by a special purpose acquisition corporation such as Acies may require the Warrants to be classified as liabilities instead of equity on our balance sheet (the “SEC Staff Statement”). As a result of the SEC Staff Statement, we reevaluated the accounting treatment of the Warrants, and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value reported in our statement of operations for each reporting period.
As a result, included on our balance sheet as of December 31, 2022 and 2021 contained elsewhere in this Annual Report on Form 10-K are derivative liabilities related to embedded features contained within the Warrants. ASC 815-40 provides for the remeasurement of the fair value of such derivative liabilities at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the Warrants each reporting period during which any Warrants remain outstanding and that the amount of such gains or losses could be material.
Additional Risks Related to Ownership of Our Class A Common Stock and Our Operation as a Public Company
The price of our Class A common stock and Public Warrants may be volatile.
The price of our Class A common stock, as well as our Public Warrants, may fluctuate due to a variety of factors, including:
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
•the public’s reaction to our press releases, our other public announcements, and our filings with the SEC;
•sales of shares of Class A common stock by our stockholders, including the PIPE Investors (as defined in Note 3—Business Combinations);
•the issuance and potential sales of 15,000,000 Earnout Shares and potential sale of 900,000 Sponsor Shares upon the occurrence of an Earnout Triggering Event;
•additions and departures of key personnel;
•commencement of, or involvement in, litigation against us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our Class A common stock available for public sale; and
•general economic and political conditions, such as the effects of the COVID-19 pandemic, inflation, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability, armed conflict between Ukraine and Russia, or other acts of war or terrorism.
These market and industry factors may materially reduce the market price of our Class A common stock and Public Warrants regardless of our operating performance.
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
We are currently, and in the future may be, subject to securities litigation, which is expensive and could divert management attention.
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
Future resales of Class A common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
Pursuant to the Sponsor Support Agreement and the Bylaws and subject to certain exceptions, the holders of: (i) the shares of our common stock issued as consideration pursuant to the Acies Merger, (ii) any Old PLAYSTUDIOS Options; (iii) the shares of our common stock underlying the Old PLAYSTUDIOS Options; (iv) Sponsor Shares; or (v) Private Warrants, in each case, were restricted from selling or transferring any of the securities described in clauses (i), (ii), (iii), (iv), or (v) (the “Lock-Up Securities”) from the Closing through June 21, 2022.
Since such lock-up period has expired, the Sponsor and the Old PLAYSTUDIOS stockholders are no longer restricted from selling shares of our Class A common stock held by them, other than by applicable securities laws. Additionally, the PIPE Investors were not restricted from selling any of their shares of our Class A common stock, other than by applicable securities laws. Since the lock-up period has expired and with registration statements (filed after the Closing to provide for the resale of certain shares from time to time) available for use, sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could have the effect of increasing the volatility in the share price of our Class A common stock or reducing the market price of our Class A common stock.
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
Our organizational documents, and the Delaware General Corporation Law ("DGCL"), contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Class A common stock, and therefore depress the trading price of our Class A common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Board of Directors or taking other corporate actions, including effecting changes in our management. Among other things, the organizational documents include provisions regarding:
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
The provisions of our Certificate of Incorporation requiring exclusive forum in the Court of Chancery of the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
Our Certificate of Incorporation provides that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will be the sole and exclusive forum for: (i) any derivative action, suit, or proceeding brought on our behalf; (ii) any action, suit, or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or stockholders to us or our stockholders; (iii) any action, suit, or proceeding arising pursuant to any provision of the DGCL or our Bylaws or our Certificate of Incorporation (as either may be amended from time to time); (iv) any action, suit, or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (v) any action, suit, or proceeding asserting a claim against us or any of our current or former directors, officers, or stockholders governed by the internal affairs doctrine. Notwithstanding the foregoing, our Certificate of Incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Similarly, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. The organizational documents also provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the U.S. federal district courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our principal business operations are located in offices owned by us in Las Vegas, Nevada. We lease facilities in nine locations throughout the world, including San Francisco, California; Los Angeles, California; Portland, Oregon; Austin, Texas; Tel-Aviv, Israel; Hong Kong; Belgrade, Serbia; Hanoi, Vietnam; and Singapore for our game development and operation functions. We believe our existing facilities are sufficient for our current needs. We may add new facilities and expand our existing facilities as we add employees and expand into new locations. We believe suitable additional space will be available as needed to accommodate our needs.
ITEM 3.    LEGAL PROCEEDINGS

See discussion of legal proceedings in Note 16—Commitments and Contingencies in the accompanying consolidated financial statements.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Information
Our Class A common stock is traded on the Nasdaq Global Market under the ticker symbol MYPS. There is no public market for our Class B common stock.
Holders of our Common Stock
As of February 28, 2023, there were 177 holders of record of our Class A common stock, five holders of record of our Class B common stock and five holders of record of our Warrants. The number of record holders does not include Depository Trust Company participants or beneficial owners holding shares through nominee names.
Dividend Policy
We do not anticipate paying cash dividends on our shares of Class A common stock or Class B common stock on a go-forward basis.
Stock Performance Graph
The following graph compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s (“S&P”) 500 Index and the Nasdaq Composite Index. The graph assumes an initial investment of $100 in our common stock at the market close on December 21, 2020, which was the initial trading day of the Class A ordinary shares of Acies (our predecessor) on a stand-alone basis. The Acies Merger was announced on February 2, 2021 and closed on June 21, 2021. Data for the S&P 500 Index and the Nasdaq Composite Index assume reinvestment of dividends. Total return equals stock price appreciation plus reinvestment of dividends.

$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
12/21/20
03/31/21
09/30/21
03/31/22
09/30/22
PLAYSTUDIOS, Inc.
S&P 500 Index
Nasdaq Composite

The performance graph should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.
Recent Sales of Unregistered Securities
None
Use of Proceeds
None
Issuer Purchases of Equity Securities
The following table provides information about share repurchases made by us of our Class A common stock during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program[3] (In thousands)
October 1, 2022 - October 31, 2022	—	$—	—	$50,000
November 1, 2022 - November 30, 2022	243,492	$4.17	243,492	$48,989
December 1, 2022 - December 31, 2022	922,293	$3.93	922,293	$45,381

1.The repurchases are being executed from time to time, subject to general business and market conditions, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 trading plans, pursuant to a stock repurchase program. On November 10, 2021, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, within a 12 month period, up to $50.0 million of the Company’s Class A common stock at such times and in such amounts as the Company’s Board of Directors deems appropriate, based on factors such as market conditions, legal requirements, and other business considerations. The Company publicly announced the approval of such stock repurchase program on November 12, 2021. On November 2, 2022, the Company’s Board of Directors approved an extension of the time period for repurchases under the stock repurchase program for an additional 12 months from November 10, 2022 to November 10, 2023. The Company publicly announced the extension of such time period on November 8, 2022. See Note 17 of the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information relating to share repurchases.
2.Average price paid per share includes costs associated with the repurchases.
3.Subsequent to December 31, 2022, the Company acquired an additional 1.3 million shares of Class A common stock under this program at an aggregate purchase price of $5.4 million and an average purchase price of $4.29 per share.
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
Overview
We are a developer and publisher of free-to-play casual games for mobile and social platforms. Each of our legacy social casino games and our Tetris®-branded mobile game incorporate our unique playAWARDS loyalty program. Over our eleven-year history, we developed a portfolio of free-to-play social casino games that are considered to be among the most innovative and unique in the genre. We recently acquired Brainium, a developer and publisher of free-to-play casual games with industry leading user retention and engagement. Our games include the award-winning POP! Slots, myVEGAS Slots, my KONAMI Slots, myVEGAS Blackjack, myVEGAS Bingo, Tetris®, Solitaire, Spider Solitaire, Sudoku, and Mahjong. Our games are based on original content as well as third-party licensed brands and are downloadable and playable for free on multiple social and mobile-based platforms, including the Apple App Store, Google Play Store, Amazon Appstore, and Facebook.
Each of our legacy social casino games and our Tetris®-branded mobile game is powered by our proprietary playAWARDS program and incorporates loyalty points that are earned by players as they engage with our games. For the year ended December 31, 2022, these loyalty points could have been exchanged for real-world rewards from 96 awards partners representing more than 210 hospitality, entertainment, and leisure brands across 105 countries and six continents. The rewards are provided by our collection of awards partners, with the majority of whom provide their rewards at no cost to us, in exchange for product integration, marketing support, and participation in our loyalty program. The program is enabled by our playAWARDS platform which consists of a robust suite of tools that enable our awards partners to manage their rewards in real time, measure the value of our players’ engagement, and gain insight into the effectiveness and value they derive from the program. Through our self-service platform, awards partners can launch new rewards, make changes to existing rewards, and in real time see how players are engaging with their brands. The platform tools also provide awards partners the ability to measure the off-line value our players generate as consumers and patrons of their real-world establishments.
PLAYSTUDIOS' playAWARDS platform embodies all of the features, tools, and capabilities needed to deliver loyalty programs tailored for the games industry. Our consumer-facing brand for our loyalty program is myVIP. The myVIP program is an aspirational benefits framework, with in-game mechanics and rewards features, along with a player development and hosting program. The program dynamically ranks and assigns players to tiers based on their accumulation of tier points, which are a proxy for their overall engagement with our games. The tier points are separate from and are not interchangeable with the loyalty points earned in the playAWARDS program. Qualified players are provided access to enhanced benefits that increase with each tier. Higher tiers provide access to a VIP player portal where players can view and purchase special chip bundles, redeem loyalty points for a curated set of rewards, and communicate directly with a dedicated personal host. The VIP player portal, concierge, and host programs, enhance the in-game and real-world reward experience with both in-game and in-person, invitation-only special events. We believe that the myVIP program drives increased player engagement and retention, and therefore extends each game's life-cycle and revenue potential.
We have primarily generated our revenue from the sale of in-game virtual currency, which players can choose to purchase at any time to enhance their playing experience. Once purchased, our virtual currency cannot be withdrawn from the game, transferred from one game to another or from one player to another, or be redeemed for monetary value. Players who install our games receive free virtual currency upon the initial launch of the game, and they may also collect virtual currency free of charge at periodic intervals or through targeted marketing promotions. Players may exhaust the free virtual currency and may choose to purchase additional virtual currency. Additionally, players can send free “gifts” of virtual currency to their friends on Facebook. Our revenue from virtual currency has been generated world-wide, but is largely concentrated in North America.
We also generate revenue from in-game advertising. Advertisements can be in the form of an impression, click-throughs, banner ads, or offers, where players are rewarded with virtual currency or loyalty points for watching a short video. While we historically have derived most of our revenue from the sale of in-game virtual currency, we introduced in-game advertising as a limited pilot program and expanded it throughout 2021 and 2022. In addition, our Tetris®-branded mobile game and our Brainium games generate most of their revenue through in-game advertising.
Impact of COVID-19
The COVID-19 pandemic and related containment and mitigation efforts, including social distancing, shelter-in-place, quarantine, and similar policies, practices, and governmental orders, have resulted in widespread disruption in global economies, productivity, and financial markets and have materially altered our day-to-day business operations. We have followed guidance by the U.S., Israel, Hong Kong, and other applicable foreign and local governments to protect our employees and operations during the pandemic. We cannot predict potential future impacts of the COVID-19 pandemic or other future health epidemics or contagious disease outbreaks on our business or operations, but we will continue to actively monitor the related issues and may take further precautionary actions that alter our business operations, including as may be required by federal, state, local, or foreign authorities or that we determine are in the best interests of our employees, players, partners, and stockholders.
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
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot accurately be predicted at this time, such as the severity and transmission rate of the virus, the existence of any additional waves of the COVID-19 pandemic and variants thereof, the extent and effectiveness of containment actions, progress towards widespread rapid testing, effective treatment alternatives, and the success and timing of vaccination efforts, and the impact of these and other factors on our employees, players, and business partners. We have observed labor shortages, increasing competition for talent, and increasing employee attrition. If we are not able to respond to and manage the impact of such events effectively, our business may be harmed.
See “Risk Factors” for more information related to the COVID-19 pandemic.
Key Factors Affecting Our Performance
There are a number of factors that affect the performance of our business, and the comparability of our results from period to period, including:
•Third-Party Platform Agreements—Historically we derived substantially all of our revenue from in-game purchases of virtual currency that are processed by platform providers such as the Apple App Store, Google Store, Amazon Appstore, and on Facebook. The platform providers charge us a transaction fee to process payments from our players for their purchase of in-game virtual currency. These platform fees are generally set at 30% of the in-game purchase. Each platform provider has broad discretion to set its platform fees and to change and interpret its terms of service and other policies with respect to us and other developers in its sole discretion, and those changes may be unfavorable to us.

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

•Player Monetization—Our revenue to date has been primarily driven through the sale of virtual currency. Paying players purchase virtual currency in our games because of the perceived value, which is dependent on the relative ease of obtaining equivalent virtual currency by simply playing our game. The perceived value of our virtual currency can be impacted by various actions that we take in our games including offering discounts for virtual currency or giving away virtual currency in promotions. Managing game economies is difficult and relies on our assumptions and judgment. If we fail to manage our virtual economies properly or fail to promptly and successfully respond to any such disruption, our reputation may suffer and our players may be less likely to play our games and to purchase virtual currency from us in the future, which would cause our business, financial condition, and results of operations to suffer.

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
•Investment in our playAWARDS and myVIP programs—In order to drive player engagement and retention we invest a significant amount of resources to enhance the playAWARDS and myVIP programs. We continually evaluate these programs through an iterative feedback process with our players and awards partners and update them so that both our players and awards partners are able to optimize their personalized experience. As a result, we continuously incur expenses to enhance and update these programs. However, the results may not generate revenue and the enhancements may require additional significant modifications or be abandoned in their entirety.

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
Key Performance Indicators
Daily Active Users (“DAU”)
Daily Active Users ("DAU") is defined as the number of individuals who played a game on a particular day. We track DAU by the player ID, which is assigned for each game installed by an individual. As such, an individual who plays two different PLAYSTUDIOS games on the same day is counted as two DAU while an individual who plays the same PLAYSTUDIOS game on two different devices is counted as one DAU. Brainium tracks DAU by app instance ID, which is assigned to each installation of a game on a particular device. As such, an individual who plays two different Brainium games on the same day is counted as two DAU and an individual who plays the same Brainium game on two different devices is also counted as two DAU. The term "Average DAU" is defined as the average of the DAU, determined as described above, for each day during the period presented. We use DAU and Average DAU as measures of audience engagement to help us understand the size of the active player base engaged with our games on a daily basis.

Monthly Active Users (“MAU”)
Monthly Active Users ("MAU") is defined as the number of individuals who played a game in a particular month. As with DAU, an individual who plays two different PLAYSTUDIOS games in the same month is counted as two MAU while an individual who plays the same game on two different devices is counted as one MAU, and an individual who plays two different Brainium games on the same day is counted as two MAU and an individual who plays the same Brainium game on two different devices is also counted as two MAU. The term "Average MAU" is defined as the average of the MAU, determined as described above, for each calendar month during the period presented. We use MAU and Average MAU as measures of audience engagement to help us understand the size of the active player base engaged with our games on a monthly basis.
Daily Paying Users (“DPU”)
Daily Paying Users ("DPU") is defined as the number of individuals who made a purchase in a game during a particular day. As with DAU and MAU, we track DPU based on account activity. As such, an individual who makes a purchase in two different games in a particular day is counted as two DPU while an individual who makes purchases in the same game on two different devices is counted as one DPU. The term "Average DPU" is defined as as the average of the DPU, determined as described above, for each day during the period presented. We use DPU and Average DPU to help us understand the size of our active player base that makes in-game purchases. This focus directs our strategic goals in setting player acquisition and pricing strategy.
Daily Payer Conversion
Daily Payer Conversion is defined as DPU as a percentage of DAU on a particular day. Daily Player Conversion is also sometimes referred to as "Percentage of Paying Users" or "PPU". The term "Average Daily Payer Conversion" is defined as the the Average DPU divided by Average DAU for a given period. We use Daily Payer Conversion and Average Daily Payer Conversion to help us understand the monetization of our active players.
Average Daily Revenue Per DAU (“ARPDAU”)
Average Revenue Per DAU ("ARPDAU") is defined for a given period as the average daily revenue per Average DAU, and is calculated as game and advertising revenue for the period, divided by the number of days in the period, divided by the Average DAU during the period. We use ARPDAU as a measure of overall monetization of our players.
Non-GAAP Measures
Adjusted EBITDA (“AEBITDA”) and AEBITDA Margin
Adjusted EBITDA, or AEBITDA, as used herein, is a non-GAAP financial performance measure that is presented as a supplemental disclosure and is reconciled to net income as the most directly comparable GAAP measure. We define AEBITDA as net income before interest, income taxes, depreciation and amortization, restructuring and related costs (consisting primarily of severance and other restructuring related costs), stock-based compensation expense, changes in fair value of warrant liabilities, and other income and expense items (including special infrequent items, foreign currency gains and losses, and other non-cash items). We also use AEBITDA Margin, another non-GAAP measure, which we calculate as the percentage of AEBITDA to revenue.
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

The following table sets forth the reconciliation of AEBITDA and AEBITDA Margin to net income and net income margin, the most directly comparable GAAP measure (in thousands, except percentages):

	Years Ended December 31,
	2022	2021	2020
Net (loss) income	$(17,783)	$10,737	$12,807
Depreciation & amortization	35,562	27,398	22,192
Income tax benefit	(5,835)	(258)	(1,671)
Stock-based compensation expense	17,727	4,455	3,519
Change in fair value of warrant liability	(1,047)	(13,933)	—
Change in fair value of contingent consideration	(2,411)	—	—
Special infrequent(1)	—	7,500	1,427
Restructuring and related(2)	13,020	3,082	20,092
Other	(980)	565	(392)
AEBITDA	38,253	39,546	57,974

GAAP Revenue	290,309	287,419	269,882

Margin as a % of revenue
Net (loss) income margin	(6.1)%	3.7%	4.7%
AEBITDA Margin	13.2%	13.8%	21.5%

(1)Amounts reported (i) during the year ended December 31, 2021 represent a transaction bonus and a charitable contribution per the terms of the merger agreement related to our business combination with Acies Acquisition Corp. (the “Merger Agreement”), and (ii) during the year ended December 31, 2020, represent charitable donations made by us related to the COVID-19 pandemic.
(2)Amounts reported (i) during the year ended December 31, 2022 represent a non-cash impairment charge related to the suspension of Kingdom Boss development, fees related to evaluating various merger and acquisition opportunities, and fees related to the Tender Offer for the Warrants, (ii) during the year ended December 31, 2021 represent severance-related costs and fees related to evaluating various merger and acquisition opportunities, and (iii) during the year ended December 31, 2020 include $20.0 million resulting from the termination of the profit share provision of the MGM Marketing Agreement as further discussed in Note 4 — Related-Party Transactions to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations
Comparison of the year ended December 31, 2022 versus the year ended December 31, 2021
The following table summarizes our consolidated results of operations for the years ended December 31, 2022 and 2021 (in thousands, except percentages):

	Years Ended December 31,
	2022	2021	$ Change	% Change
Net revenue	$290,309	$287,419	$2,890	1.0%
Operating expenses	318,390	290,409	27,981	9.6%
Operating loss	(28,081)	(2,990)	(25,091)	839.2%
Net (loss) income	(17,783)	10,737	(28,520)	(265.6)%
AEBITDA	38,253	39,546	(1,293)	(3.3)%
Net (loss) income margin	(6.1)%	3.7%	(9.8)pp	(264.9)%
AEBITDA margin	13.2%	13.8%	(0.6)pp	(4.3)%

pp = percentage points
Revenue and Key Performance Indicators (in thousands, except percentages and ARPDAU):

	Years Ended December 31,
	2022	2021	$ Change	% Change
Virtual currency	$261,620	$280,087	$(18,467)	(6.6)%
Advertising	21,839	6,964	14,875	213.6%
Other revenue	6,850	368	6,482	1761.4%
Net revenue	$290,309	$287,419	$2,890	1.0%

Average DAU	1,917	1,244	673	54.1%
Average MAU	7,932	4,111	3,821	92.9%
Average DPU	29	34	(5)	(14.7%)
Average Daily Payer Conversion	1.5%	2.7%	(1.2)pp	(44.4%)
ARPDAU (in dollars)	$0.41	$0.63	$(0.22)	(34.9%)

pp = percentage points
Revenue information by geography is summarized as follows (in thousands, except percentages):

	Years Ended December 31,
	2022	2021	Change	% Change
United States	$253,556	$250,252	$3,304	1.3%
North America (excluding United States)	14,161	15,692	(1,531)	(9.8)%
Other	22,592	21,475	1,117	5.2%
Net revenue	$290,309	$287,419	$2,890	1.0%
Net revenue increased $2.9 million, or 1.0%, to $290.3 million during the year ended December 31, 2022 compared to $287.4 million during the year ended December 31, 2021. The increase was primarily driven by increases in advertising and other revenue. Virtual currency revenue decreased $18.5 million, or 6.6%, to $261.6 million during the year ended December 31, 2022 compared to $280.1 million during the year ended December 31, 2021, primarily driven by the decline in DPU. Our Average Daily Payer Conversion rate decreased 1.2 percentage points to 1.5% during the year ended December 31, 2022 from 2.7% during the year ended December 31, 2021 due to the addition of Tetris® and the Brainium portfolio of games, which primarily operate with an advertising revenue model, as described below. Advertising revenue increased $14.9 million, or 213.6%, to $21.8 million during the year ended December 31, 2022 compared to $7.0 million during the year ended December 31, 2021. The increase in advertising revenue was primarily driven by an increase in impression count and focus on providing more opportunities for our players to engage with advertisements, including the addition of the Tetris®-branded mobile game to our games portfolio and the acquisition of the Brainium portfolio of casual games.
Operating Expenses
The following table summarizes our consolidated operating expenses for the years ended December 31, 2022 and 2021 (in thousands, except percentages):

	Years Ended December 31,				% of Net Revenue
	2022	2021	$ Change	% Change	2022	2021
Operating expenses:
Cost of revenue	$85,400	$91,642	$(6,242)	(6.8)%	29.4%	31.9%
Selling and marketing	80,819	79,042	1,777	2.2%	27.8%	27.5%
Research and development	63,315	61,343	1,972	3.2%	21.8%	21.3%
General and administrative	40,274	27,902	12,372	44.3%	13.9%	9.7%
Depreciation and amortization	35,562	27,398	8,164	29.8%	12.2%	9.5%
Restructuring expenses	13,020	3,082	9,938	322.5%	4.5%	1.1%
Total operating expenses	$318,390	$290,409	27,981	9.6%	109.7%	101.0%
Cost of Revenue
Cost of revenue decreased by $6.2 million, or 6.8%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was due to a decline in virtual currency revenue. As a percentage of net revenue, cost of revenue decreased from 31.9% for the year ended December 31, 2021 to 29.4% for the year ended December 31, 2022. The decrease was due to an increase in advertising and other revenue which do not incur platform fees, and a reduction in royalty expenses associated with our revenue.
Selling and Marketing
Selling and marketing expenses increased by $1.8 million, or 2.2%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to $1.2 million of additional payroll expenses, $0.8 million of additional outside services, $0.7 million of additional stock-based compensation, and $0.3 million of other selling and marketing expenses. This increase was partially offset by a reduction of user acquisition costs of $1.2 million. As a percentage of net revenue, selling and marketing expenses increased from 27.5% for the year ended December 31, 2021 to 27.8% for the year ended December 31, 2022.

Research and Development
Research and development expenses increased by $2.0 million, or 3.2%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to $6.2 million of additional stock-based compensation, $1.8 million of additional payroll expenses, and $0.3 million of other research and development expenses. This increase was partially offset by a reduction of $6.3 million of outside services expenses. As a percentage of net revenue, research and development expenses increased from 21.3% for the year ended December 31, 2021 to 21.8% for the year ended December 31, 2022.
General and Administrative
General and administrative expenses increased by $12.4 million, or 44.3%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to $7.0 million of additional payroll expenses, $6.8 million of additional stock-based compensation, $1.5 million of additional insurance expenses, $1.0 of additional legal expenses, and $2.8 million of other general and administrative costs. This increase was partially offset by one-time charges of $4.2 million for bonuses related to the Acies Merger and $2.5 million related to charitable contributions made during the year ended December 31, 2021. As a percentage of net revenue, general and administrative expenses increased from 9.7% for the year ended December 31, 2021, to 13.9% for the year ended December 31, 2022.
Depreciation and Amortization
Depreciation and amortization expenses increased by $8.2 million, or 29.8%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to $6.0 million of additional amortization of the license associated with our Tetris®-branded mobile game, $1.8 million in additional depreciation of fixed assets, and $1.4 million of amortization of intangible assets acquired in the Brainium and WonderBlocks acquisitions. This increase was partially offset by a decrease of $1.0 million of amortization of internal use software as a result of the impairment of Kingdom Boss. As a percentage of net revenue, depreciation and amortization expenses increased from 9.5% for the year ended December 31, 2021 to 12.2% for the year ended December 31, 2022. See Note 8—Internal-Use Software, Net and Note 9—Goodwill and Intangible Assets in our consolidated financial statements.
Restructuring Expenses
Restructuring expenses increased by $9.9 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase is due to $8.3 million of non-cash impairment charges related to the suspension of Kingdom Boss development and $2.2 million in fees related to various merger and acquisition opportunities, including the acquisitions of Brainium and WonderBlocks. As a percentage of net revenue, restructuring expenses increased from 1.1% for the year ended December 31, 2021 to 4.5% for the year ended December 31, 2022.
Other Income (Expense), Net
The following table summarizes our consolidated non-operating income (expense) for the years ended December 31, 2022 and 2021 (in thousands, except percentages):

	Years Ended December 31,
	2022	2021	$ Change	% Change
Change in fair value of warrant liabilities	$1,047	$13,933	$(12,886)	(92.5)%
Interest income (expense)	1,925	(235)	2,160	(919.1)%
Other income (expense)	1,491	(229)	1,720	(751.1)%
Total other income, net	$4,463	$13,469	$(9,006)	(66.9)%
The change in fair value of warrant liabilities is related to the warrants discussed in Note 8—Warrant Liabilities to our consolidated financial statements herein. Interest income (expense) is related to the unused commitment fees and debt issue costs associated with the Credit Agreement and the Revolver, respectively, as discussed in Note 13—Long-Term Debt to our consolidated financial statements herein. Other income (expense) primarily relates changes in fair value of contingent consideration associated with business combinations, gains or (losses) from equity investments and gains or (losses) from foreign currency transactions with our foreign subsidiaries.
Provision for Income Taxes
Income tax benefit was approximately $5.8 million for the year ended December 31, 2022, as compared to an income tax benefit of $0.3 million for the year ended December 31, 2021. The income tax benefit for the year ended December 31, 2022 reflected an effective income tax rate of 24.6%, which was greater than the statutory tax rate of 21% primarily due to benefits from the exercise of non-qualified stock options, state taxes, and research and development credits. The increase in our effective tax rate was partially offset by the reduction of our foreign tax credit carryforward and conversion to foreign tax deductions, as well as a valuation allowance on a portion of our California research credits.. The income tax benefit reflected an effective income tax rate of negative 2.5% for the year ended December 31, 2021, which was less than the statutory federal rate of 21.0% primarily due to the fair value adjustment related to warrants issued which do not have a tax impact and research and development credits that may be utilized on our federal and state tax returns. The decrease in the effective rate was partially offset by the recognition of uncertain tax benefits on research and development tax credits for tax years 2017 through 2021, as well as the recognition of additional state tax liabilities due to an updated nexus study.

Comparison of the year ended December 31, 2021 versus the year ended December 31, 2020
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2021 Annual Report on Form 10-K for our results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020.
Liquidity and Capital Resources
As of December 31, 2022, we had cash and cash equivalents of $134.0 million, which consisted of cash on hand and money market mutual funds. Historically, we have funded our operations, including capital expenditures, primarily through cash flow from operating activities. We believe that our existing cash and cash equivalents, the cash generated from operations, and the borrowing capacity under our Credit Agreement as described below will be sufficient to fund our operations and capital expenditures for at least the next twelve (12) months. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure, or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds or we may decide to do so opportunistically.
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
On May 13, 2022, the Company entered into the Amendment No. 1 to the Credit Agreement, which amended the Credit Agreement to, among other things, exclude from the definition of Fixed Charge Coverage Ratio certain funds, up to $15,000,000, expended or to be expended by the Company in connection with the Tender Offer as defined and described in Note 10 - Warrant Liabilities in the accompanying consolidated financial statements.
On August 9, 2022, the Company entered into the Amendment No. 2 to the Credit Agreement, which further amended the Credit Agreement (as amended by Amendment No. 1 to the Credit Agreement) to, among other things, (i) increase the total current available line of credit from $75 million to $81 million, (ii) change the basis for calculation of interest under the facility from LIBOR to SOFR, and (iii) exclude from the calculation of the Fixed Charge Coverage Ratio (A) up to $6 million for the acquisition of, and improvements to, the real property located at 10150 Covington Cross Drive, Las Vegas, Nevada 89144 incurred on or prior to the first anniversary of the effective date of Amendment No. 2 to the Credit Agreement, and (B) up to $20,000,000 for the repurchase or redemption of up to 10,996,631 warrants to purchase shares of Class A common stock of the Company, and shares of Class A common stock of the Company, on or before December 31, 2023, of which as of the date of Amendment No. 2 to the Credit Agreement, the Company had used $1,792,463 to redeem outstanding warrants to purchase Class A common stock in connection with the Tender Offer.
As of December 31, 2022, we do not have any outstanding amounts under the Credit Agreement.

Cash Flows
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2022	2021
Net cash provided by operating activities	$33,384	$33,876
Net cash used in investing activities	(102,349)	(56,936)
Net cash (used in) provided by financing activities	(9,571)	186,892
Effect of exchange rate on cash and cash equivalents	(966)	743
(Decrease) increase in cash and cash equivalents	$(79,502)	$164,575
Operating Activities
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021. During the year ended December 31, 2022, operating activities provided $33.4 million of net cash as compared to $33.9 million during the year ended December 31, 2021. The decrease in net cash provided from operating activities was slightly down, but generally flat.
Investing Activities
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021. During the year ended December 31, 2022, investing activities used $102.3 million of net cash as compared to $56.9 million during the year ended December 31, 2021. The increase of cash used in investing activities was primarily due to the $70.4 million of cash paid related to the Brainium and WonderBlocks acquisitions and $10.0 million of additional property and equipment purchased in the year ended December 31, 2022 compared to the prior year. The increase was partially offset by $21.0 million of cash paid related to licensing agreements and $8.5 million in notes receivable from third-party game developers during the year ended December 31, 2021.
Financing Activities
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021. During the year ended December 31, 2022, financing activities used $9.6 million of net cash, while financing activities provided $186.9 million of net cash during the year ended December 31, 2021. This increase is primarily due to the $5.0 million payment of minimum guarantee obligations and $4.3 million of share repurchases made during the year ended December 31, 2022 and $185.2 million of net proceeds received in connection with the Acies Merger and PIPE Financing during the year ended December 31, 2021.
Contractual Obligations, Commitments, and Contingencies
The following table summarizes our contractual obligations as of December 31, 2022 (in thousands):

	Total	Less than 1 year	Years 2 and 3	Years 4 and 5	More than 5 years
Operating leases	$17,442	$5,085	$7,693	$4,282	$382
Minimum guarantee obligations	3,000	1,500	1,500	—	—
Total	$20,442	$6,585	$9,193	$4,282	$382
Our capital requirements as of December 31, 2022, in connection with the WonderBlocks acquisition, ranges between $0.0 million and $2.5 million, subject to the satisfaction of certain product and financial milestones.
Our other long-term liabilities in the consolidated balance sheet include unrecognized tax benefits and related interest and penalties. As of December 31, 2022, we had gross unrecognized tax benefits of $0.5 million and an additional $0.1 million for interest and penalties classified as long-term liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
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
Business Combinations
The Company applies the provisions of ASC 805, Business Combination and allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.
Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships, acquired technology and acquired trademarks from a market participant perspective, useful lives and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 combined with all subsequent amendments, which is collectively ASC 606, Revenue from Contracts with Customers, provides guidance outlining a single five-step comprehensive revenue model in accounting for revenue from contracts with customers which supersedes all existing revenue recognition guidance, including industry-specific guidance. ASU 2014-09 also required expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On January 1, 2019, the Company adopted the new accounting standard and related amendments (collectively, the “new revenue accounting standard”) using the modified retrospective method.
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
Virtual Currency

The Company develops and operates free-to-play games which are downloaded and played on social and mobile platforms. Players may collect virtual currency free of charge through the passage of time or through targeted marketing promotions. Additionally, players can send free “gifts” of virtual currency to their friends through interactions with certain social platforms. Players may also purchase additional virtual currency through accepted payment methods offered by the respective platform. Once a purchase is completed, the virtual currency is deposited into the player’s account and is not separately identifiable from previously purchased virtual currency or virtual currency obtained by the player for free. Once obtained, virtual currency (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play. When virtual currency is consumed in our games, the player could “win” and would be awarded additional virtual currency or could “lose” and lose the future use of that virtual currency. As the player does not receive any additional benefit from our games, nor is the player entitled to any additional rights once the player’s virtual currency is substantially consumed, the Company has concluded that the virtual currency represents consumable goods.
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
Additionally, certain of the Company’s games participate in an additional program which ranks players into different tiers based on tier points earned during a given time frame. Tier points can be earned through a variety of player engagement activities, including but not limited to logging into our games, achieving multi-day log-in streaks, collecting hourly bonuses, and purchasing virtual currency bundles. Depending on the tier, players are granted access to special benefits at the Company’s discretion. Similar to loyalty points that are redeemable for real-world rewards, the tier points are not awarded as a result of a contract with a customer since both paying and non-paying players can earn these tier points. As a result, the tier points earned by players do not provide players with material rights and do not require any allocation to the transaction price of virtual currency.
The Company has the performance obligation to display and provide access to the virtual currency purchased by the Company’s player within the game whenever the player accesses the game until the virtual currency is consumed. Payment is required at the time of purchase and the transaction price is fixed. The transaction price, which is the amount paid for the virtual currency by the player, is allocated entirely to this single performance obligation.
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
Interest Rate Risk
Our exposures to market risk for changes in interest rates relate primarily to our Credit Agreement. The Credit Agreement and Revolver are floating rate facilities. Therefore, fluctuations in interest rates will impact the amount of interest expense we incur and have to pay. We did not have any borrowings outstanding under our Credit Agreement or Revolver at December 31, 2022 and December 31, 2021, respectively.
We do not purchase or hold any derivative financial instruments for trading purposes.
Investment Risk
We had cash and cash equivalents including restricted cash and cash equivalents totaling $134.0 million and $213.5 million as of December 31, 2022 and December 31, 2021, respectively. Our investment policy and strategy primarily attempt to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents primarily consist of cash on hand and money market mutual funds. We have not entered into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would have increased or decreased our interest income for a twelve-month period by an immaterial amount.
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
However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses, as well as leases and certain other operating expenses, are denominated in New Israeli Shekels, or NIS. We also have foreign currency risks related to our operating expenses denominated in currencies other than the U.S. Dollar, including the Hong Kong Dollar, Euro, Serbian Dinar, Vietnamese Dong, and Singaporean Dollar. Accordingly, changes in exchange rates in the future may negatively affect our future operating results as expressed in U.S. Dollars.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PLAYSTUDIOS, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
March 10, 2023
We have served as the Company’s auditor since 2018.

PLAYSTUDIOS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$134,000	$213,502
Receivables	27,016	20,693
Prepaid expenses	5,148	5,059
Income tax receivable	1,372	2,117
Other current assets	8,443	413
Total current assets	175,979	241,784
Property and equipment, net	17,532	5,289
Operating lease right-of-use assets	15,562	—
Internal-use software, net	36,118	43,267
Goodwill	47,133	5,059
Intangibles, net	41,113	18,755
Deferred income taxes	13,969	6,282
Other long-term assets	4,603	14,408
Total non-current assets	176,030	93,060
Total assets	$352,009	$334,844
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	4,425	7,793
Warrant liabilities	3,682	6,521
Operating lease liabilities, current	4,571	—
Accrued liabilities	21,473	15,599
Total current liabilities	34,151	29,913
Minimum guarantee liability	1,500	—
Operating lease liabilities, non-current	11,660	—
Other long-term liabilities	2,385	1,464
Total non-current liabilities	15,545	1,464
Total liabilities	$49,696	$31,377
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value (100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021)	—	—
Class A common stock, $0.0001 par value (2,000,000 shares authorized, 116,756 and 110,066 shares issued, and 115,635 and 110,066 shares outstanding as of December 31, 2022 and December 31, 2021, respectively)	11	11
Class B common stock, $0.0001 par value (25,000 shares authorized, 16,457 and 16,130 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively).	2	2
Additional paid-in capital	290,337	268,522
Retained earnings	16,756	34,539
Accumulated other comprehensive (loss) income	(151)	393
Treasury stock, at cost, 1,166 and 0 shares at December 31, 2022 and December 31, 2021, respectively	(4,642)	—
Total stockholders’ equity	302,313	303,467
Total liabilities and stockholders’ equity	$352,009	$334,844
The accompanying notes are an integral part of these consolidated financial statements.

PLAYSTUDIOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Net revenue	$290,309	$287,419	$269,882
Operating expenses:
Cost of revenue(1)	85,400	91,642	91,469
Selling and marketing	80,819	79,042	57,124
Research and development	63,315	61,343	51,696
General and administrative	40,274	27,902	16,960
Depreciation and amortization	35,562	27,398	22,192
Restructuring and related	13,020	3,082	20,092
Total operating costs and expenses	318,390	290,409	259,533
(Loss) Income from operations	(28,081)	(2,990)	10,349
Other income (expense), net:
Change in fair value of warrant liabilities	1,047	13,933	—
Interest expense, net	1,925	(235)	(142)
Other income (expense), net	1,491	(229)	929
Total other income, net	4,463	13,469	787
(Loss) Income before income taxes	(23,618)	10,479	11,136
Income tax benefit	5,835	258	1,671
Net (loss) income	$(17,783)	$10,737	$12,807
Net (loss) income per share attributable to Class A and Class B common stockholders:
Basic	$(0.14)	$0.10	$0.14
Diluted	$(0.14)	$0.09	$0.12
Weighted average shares of common stock outstanding:
Basic	128,353	111,718	92,917
Diluted	128,353	124,898	103,203

(1)Amounts exclude depreciation and amortization.
The accompanying notes are an integral part of these consolidated financial statements.

PLAYSTUDIOS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net (loss) income	$(17,783)	$10,737	$12,807
Other comprehensive (loss) income:
Change in foreign currency translation adjustment(1)	(544)	(88)	383
Total other comprehensive (loss) income	(544)	(88)	383
Comprehensive (loss) income	$(18,327)	$10,649	$13,190

(1)These amounts are presented gross of the effect of income taxes. The total change in foreign currency translation adjustment and the corresponding effect of income taxes are immaterial.
The accompanying notes are an integral part of these consolidated financial statements.

PLAYSTUDIOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	162,596	$8	225,490	$11	—	$—	—	$—	$66,661	$98	$13,535	80,313
Retroactive application of reverse recapitalization	(162,596)	(8)	(225,490)	(11)	71,463	8	18,977	2	9	—	—	—
Adjusted balance as of December 31, 2019	—	$—	—	$—	71,463	$8	18,977	$2	$66,670	$98	$13,535	80,313
Net income	—	—	—	—	—	—	—	—	—	—	12,807	12,807
Exercise of stock options	—	—	—	—	3,801	—	—	—	992	—	—	992
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,124	—	—	4,124
Repurchase and retirement of common stock	—	—	—	—	(843)	—	—	—	—	—	(2,540)	(2,540)
Other comprehensive income	—	—	—	—	—	—	—	—	—	383	—	383
Balance as of December 31, 2020	—	$—	—	$—	74,421	$8	18,977	$2	$71,786	$481	$23,802	$96,079

PLAYSTUDIOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	162,596	$8	238,186	$12	—	$—	—	$—	$71,776	$481	$23,802	96,079
Retroactive application of reverse recapitalization	(162,596)	(8)	(238,186)	(12)	74,421	8	18,977	2	10	—	—	—
Adjusted balance as of December 31, 2020	—	$—	—	$—	74,421	$8	18,977	$2	$71,786	$481	$23,802	96,079
Net income	—	—	—	—	—	—	—	—	—	—	10,737	10,737
Acies Merger and PIPE Financing	—	—	—	—	32,969	3	(2,847)	—	189,212	—	—	189,215
Exercise of stock options	—	—	—	—	2,676	—	—	—	2,412	—	—	2,412
Stock-based compensation	—	—	—	—	—	—	—	—	5,112	—	—	5,112
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(88)	—	(88)
Balance as of December 31, 2021	—	$—	—	$—	110,066	$11	16,130	$2	$268,522	$393	$34,539	$303,467

PLAYSTUDIOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	110,066	$11	16,130	$2	$268,522	$393	$34,539	—	303,467
Net loss	—	—	—	—	—	—	(17,783)	—	(17,783)
Exercise of stock options	4,851	1	327	—	1,558	—	—	—	1,559
Issuance of shares upon vesting of restricted stock units	1,884	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	20,257	—	—	—	20,257
Repurchase of common stock	(1,166)	(1)	—	—	—	—	—	(4,642)	(4,643)
Other comprehensive loss	—	—	—	—	—	(544)	—	—	(544)
Balance as of December 31, 2022	115,635	$11	16,457	$2	$290,337	$(151)	$16,756	$(4,642)	$302,313

The accompanying notes are an integral part of these consolidated financial statements.

PLAYSTUDIOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(17,783)	$10,737	$12,807
Adjustments:
Depreciation and amortization	35,562	27,398	22,192
Amortization of loan costs	145	368	—
Stock-based compensation expense	17,727	4,455	3,519
Change in fair value of warrant liabilities	(1,047)	(13,933)	—
Change in fair value of contingent consideration	(2,411)	—	—
Asset impairments	8,353	—	—
Deferred income tax benefit	(7,791)	(2,286)	(3,568)
Other	490	1,545	(467)
Changes in operating assets and liabilities
Receivables	(1,486)	(3,985)	(2,367)
Prepaid expenses and other current assets	204	90	(8)
Income tax receivable	246	4,842	(4,902)
Accounts payable & accrued liabilities	1,967	3,877	21,975
Other	(792)	768	(781)
Net cash provided by operating activities	33,384	33,876	48,400
Cash flows from investing activities:
Acquisition of subsidiary, net of cash	(70,365)	—	—
Purchase of property and equipment	(11,979)	(2,010)	(1,847)
Additions to internal-use software	(21,401)	(25,890)	(25,155)
Purchase of intangible assets	—	(13,000)	—
Additions to notes receivable and other investments	(1,011)	(9,536)	—
Advance payment related to license agreements	—	(8,000)	—
Proceeds from notes receivable	2,407	1,500	—
Net cash used in investing activities	(102,349)	(56,936)	(27,002)
Cash flows from financing activities:
Proceeds from stock option exercises	1,493	2,412	992
Repurchases of treasury stock	(4,272)	—	—
Payment for tender offer of warrants	(1,792)	—	—
Payment for minimum guarantee obligations	(5,000)	—	—
Repurchases of common stock for retirement	—	—	(2,540)
Net proceeds from Acies Merger	—	185,170	—
Other	—	(690)	(2,087)
Net cash provided by (used in) financing activities	(9,571)	186,892	(3,635)
Foreign currency translation	(966)	743	142
Net change in cash and cash equivalents	(79,502)	164,575	17,905
Cash and cash equivalents at beginning of period	213,502	48,927	31,022
Cash and cash equivalents at end of period	$134,000	$213,502	$48,927
Supplemental cash flow disclosures:
Interest paid	$150	$125	$53
Income taxes paid, net of (refunds)	$1,884	$(4,321)	$7,015

	Years Ended December 31,
	2022	2021	2020
Non-cash investing and financing activities:
Capitalization of stock-based compensation	$2,530	$657	$605
Increase in property and equipment included in accounts payable and other long-term liabilities	$888	$—	$—
Right-of-use assets acquired under operating leases	$14,638	$—	$—
Additions to intangible assets related to minimum guarantee obligations	$3,000	$5,000	$—
Exchange of notes receivable as consideration for business combinations	$1,055	$—	$—
Contingent consideration related to business combinations	$3,361	$—	$—
Reduction of notes receivable in exchange for internal-use software	$—	$1,754	$—
Settlement of MGM Profit Share liability through the issuance of shares of Class A common stock	$—	$20,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

PLAYSTUDIOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted)
NOTE 1—BACKGROUND AND BASIS OF PRESENTATION
Organization and Description of Business
PLAYSTUDIOS, Inc., formerly known as Acies Acquisition Corp. (the "Company" or "PLAYSTUDIOS"), was incorporated on August 14, 2020 as a Cayman Islands exempted company, and domesticated into a Delaware corporation on June 21, 2021 (the "Domestication"). The Company's legal name became PLAYSTUDIOS, Inc. following the closing of the Acies Merger discussed in Note 3—Business Combinations. The prior period financial information represents the financial results and conditions of Old PLAYSTUDIOS (as defined in Note 3—Business Combinations).
The Company develops and operates online and mobile social gaming applications (“games” or “game”), many of which incorporate a unique loyalty program offering “real world” rewards provided by a collection of awards partners. The Company’s games are free-to-play and available via the Apple App Store, Google Play Store, Amazon Appstore, and Facebook (collectively, “platforms” or “platform operators”). The Company creates games based on its own original content as well as third-party licensed brands. The Company generates revenue through the in-game sale of virtual currency and through advertising. We have one operating segment with one business activity, developing and monetizing social games.
Unless the context indicates otherwise, all references herein to “PLAYSTUDIOS,” the “Company,” “we,” “us,” and “our” are used to refer collectively to PLAYSTUDIOS, Inc. and its subsidiaries.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of PLAYSTUDIOS, Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation have been recorded within the accompanying financial statements, and all intercompany balances and transactions have been eliminated upon consolidation. Certain reclassifications in these consolidated financial statements have been made to comply with U.S. GAAP applicable to public companies and SEC Regulation S-X.
Pursuant to the Acies Merger as discussed in Note 3—Business Combinations, the Acies Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Acies was treated as the “acquired” company for financial reporting purposes and the consolidated financial statements represent the accounts of Old PLAYSTUDIOS “as if” Old PLAYSTUDIOS is the predecessor to the Company.
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
Emerging Growth Company
At December 31, 2022, the Company qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company has taken and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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

Estimated Useful Life
Computer equipment	3 years
Purchased software	3 years
Furniture and fixtures	3	-	7 years
Building	39 years
Building improvements	15 years
Land improvements	5 years
Leasehold improvements	Lesser of 10 years or remaining lease term

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
Business Combinations
The Company applies the provisions of ASC 805, Business Combination and allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.

Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships, acquired technology and acquired trademarks from a market participant perspective, useful lives and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
Goodwill
In accordance with Accounting Standards Update (ASU) No. 2014-02, Intangibles—Goodwill and Other (Topic 350): Accounting for Goodwill, goodwill is recorded as the excess of the purchase price over acquisition-date fair value of identifiable tangible and intangible assets and liabilities. Goodwill is tested for impairment annually as of October 1st of each year, or when a triggering event occurs. If a triggering event occurs, qualitative factors are first assessed to determine whether a quantitative impairment test is required. If a quantitative test is required, the fair value of the asset is compared to the asset's carrying amount. Any impairment would be recognized for the difference between the fair value and the carrying amount limited to the carrying amount of goodwill. Impairment testing for goodwill is performed at the reporting unit level. The Company has identified a single reporting unit based on the Company’s management structure.
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

	Estimated Useful Life
Licenses	2	-	5 years
Trade names	5	-	10 years
Acquired technology	5 years
Customer relationships	5 years
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
Warrant Liabilities
The Company evaluates all of its financial instruments, including issued warrants, to determine if such instruments are liability classified, pursuant to ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) or derivatives or contain features that qualify as embedded derivatives pursuant to ASC Topic 815, Derivatives and Hedging (“ASC 815”). The classification of instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Issuance costs incurred with the Acies Merger that are attributable to liability classified warrants are expensed as incurred.
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
Leases
The Company is the lessee primarily under non-cancelable office real estate and data center leases. The Company accounts for its leases under ASU No. 2016-02, Leases (Topic 842). Operating lease right-of-use ("ROU") assets and liabilities are recognized at the commencement date and initially measured based on the present value of lease payments and lease incentives received over the defined lease term. The Company’s lease terms may include options to extend or terminate the lease. The Company assesses these options using a threshold of whether the Company is reasonably certain to exercise the option to extend or terminate the lease. For leases the Company is reasonably certain to renew, those option periods are included within the lease term and, therefore, the measurement of the right-of-use asset and lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company’s real estate lease agreements do not contain any material residual value guarantees, restrictions or covenants. The Company’s lease agreements with lease and non-lease components are accounted for separately.
As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate is estimated based upon the capital structure of the Company and upon the other information available at the lease commencement date in determining the present value of lease payments. The implicit rate will be used when readily determinable. The operating lease ROU assets also include any prepaid lease payments made and are net of lease incentives. The Company does not record an asset or liability for operating leases with a term of 12 months or less.
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
Virtual Currency
The Company develops and operates free-to-play games which are downloaded and played on social and mobile platforms. Players may collect virtual currency free of charge through the passage of time or through targeted marketing promotions. Additionally, players can send free “gifts” of virtual currency to their friends through interactions with certain social platforms. Players may also purchase additional virtual currency through accepted payment methods offered by the respective platform. Once a purchase is completed, the virtual currency is deposited into the player’s account and are not separately identifiable from previously purchased virtual currency or virtual currency obtained by the player for free. Once obtained, virtual currency (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than gameplay. When virtual currency is consumed in our games, the player could “win” and would be awarded additional virtual currency or could “lose” and lose the future use of that virtual currency. As the player does not receive any additional benefit from our games, nor is the player entitled to any additional rights once the player’s virtual currency is substantially consumed, the Company has concluded that the virtual currency represents consumable goods.

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
Additionally, certain of the Company’s games participate in an additional program which ranks players into different tiers based on tier points earned during a given time frame. Tier points can be earned through a variety of player engagement activities, including but not limited to logging into our games, achieving multi-day log-in streaks, collecting hourly bonuses, and purchasing virtual currency bundles. Depending on the tier, players are granted access to special benefits at the Company’s discretion. Similar to loyalty points that are redeemable for real-world rewards, the tier points are not awarded as a result of a contract with a customer since both paying and non-paying players can earn these tier points. As a result, the tier points earned by players do not provide players with material rights and do not require any allocation to the transaction price of virtual currency.
The Company has the performance obligation to display and provide access to the virtual currency purchased by the Company’s player within the game whenever the player accesses the game until the virtual currency is consumed. Payment is required at the time of purchase and the transaction price is fixed. The transaction price, which is the amount paid for the virtual currency by the player, is allocated entirely to this single performance obligation.
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
Advertising
Advertising expenses for our games was $69.1 million, $70.3 million and $49.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. Advertising expenses are included in “Selling and marketing” expenses in the Consolidated Statements of Operations.
Share-Based Compensation
The Company measures compensation expense for all share-based awards at fair value on the date of grant and recognizes compensation expense over the service period on a straight-line basis for awards expected to vest.
The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value for option awards. In valuing our option awards, the Company makes assumptions about risk-free interest rates, dividend yields, volatility, and weighted-average expected lives. The Company accounts for forfeitures as they occur. Risk-free interest rates are derived from U.S. Treasury securities as of the option award grant date. Expected dividend yield is based on our historical cash dividend payments, which have been zero to date. The expected volatility for shares of the Company's Class A common stock is estimated using our historical volatility. The weighted-average expected life of the option awards is estimated based on our historical exercise data.
The Company's dual class structure was created upon the Domestication (as defined in Note 3—Business Combinations). The Class B common stock, including Class B common stock underlying stock options, held by Mr. Andrew Pascal, the Company's Chairman and Chief Executive Officer, or his affiliates (the "Founder Group") carry a super vote premium. As the Founder Group did not have control of Old PLAYSTUDIOS prior to the Acies Merger, and Mr. Pascal is an employee of the Company, the incremental value resulting from the super vote premium is accounted for as incremental compensation costs.
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
EPS calculations for all periods prior to the Acies Merger have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the Acies Merger to effect the reverse recapitalization. Subsequent to the Acies Merger, net income per share was calculated based on the weighted average number of common stock then outstanding.

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
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842). The amended guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities in the Consolidated Balance Sheets and disclosing key information about leasing arrangements. The adoption of this guidance resulted in a significant portion of the Company’s operating leases, where the Company is the lessee, to be recognized in the Company’s Consolidated Balance Sheets. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This guidance is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with earlier adoption permitted. The Company adopted this guidance on January 1, 2022 and the adoption of this guidance is disclosed in Note 12—Leases.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The Company adopted this guidance prospectively on January 1, 2022 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
NOTE 3—BUSINESS COMBINATIONS
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
The Company recorded the excess of the fair value of the consideration transferred in the acquisition over the fair value of net assets acquired as goodwill. The goodwill reflects our expectations of favorable future growth opportunities and anticipated synergies through the scale of our operations. The Company expects that none of the goodwill will be deductible for federal income tax purposes. The following table summarizes the consideration paid for WonderBlocks and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration:	August 2, 2022
Cash consideration	$945
Note receivable plus accrued interest conversion	1,055
Contingent consideration	1,564
Total consideration transferred	$3,564

Identifiable assets acquired and liabilities assumed:
Developed technology (weighted-average useful life of 5 years)	2,403
Liabilities assumed	$(15)
Total identifiable net assets	$2,388

Goodwill	$1,176
Brainium Studios Acquisition
On October 7, 2022, PLAYSTUDIOS US, LLC, a direct wholly-owned subsidiary of the Company entered into a membership interest purchase agreement with Brainium Studios LLC (“Brainium"), a mobile game publisher, Farhad Shakiba, and Jake Brownson (together, the "Seller Members"), and Farhad Shakiba as the Sellers' Representative, pursuant to which PLAYSTUDIOS US, LLC acquired all of the issued and outstanding membership interests in Brainium from the Seller Members. The closing of the acquisition occurred on October 12, 2022, and Brainium became an indirect wholly-owned subsidiary of the Company. The purchase price for the membership interests was $70.0 million at closing, as adjusted for cash, indebtedness, and working capital, and between zero and $27.3 million following the closing subject to the satisfaction of certain financial milestones for the fiscal year ended December 31, 2022.
The Company recorded the excess of the fair value of the consideration transferred in the acquisition over the fair value of net assets acquired as goodwill. The goodwill reflects our expectations of favorable future growth opportunities and anticipated synergies through the scale of our operations. The Company expects that substantially all of the goodwill will be deductible for federal income tax purposes. The following table summarizes the consideration paid for Brainium and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration:	October 12, 2022
Cash consideration	$73,457
Contingent consideration	1,797
Total consideration transferred	$75,254

Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$3,738
Accounts receivable	3,190
Property and equipment	4,042
Operating lease assets	4,195
Trade names (weighted-average useful life of 10 years)	1,500
Developed technology (weighted-average useful life of 5 years)	12,600
Customer relationships (weighted-average useful life of 5 years)	12,000
Other assets	740
Liabilities assumed	(7,649)
Total identifiable net assets	$34,356

Goodwill	$40,898
As of December 31, 2022, the fair value of the contingent consideration was zero.
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
In connection with the closing of the Acies Merger, Acies filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation (the “Certificate of Incorporation”) and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which Acies was domesticated and continues as a Delaware corporation, changing its name to PLAYSTUDIOS, Inc. As a consequence of filing the Certificate of Incorporation, the Company adopted a dual class structure, comprised of the Company’s Class A common stock, which is entitled to one vote per share, and the Company’s Class B common stock, which is entitled to 20 votes per share. See Note 17—Stockholders' Equity for further discussion on the dual class structure.
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
The Company incurred approximately $1.4 million of expenses primarily related to advisory, legal, and accounting fees in conjunction with the Acies Merger. Of this, $0.1 million and $1.3 million was recorded in general and administrative expenses on the Consolidated Statements of Operations for the years ended December 31, 2021 and December 31, 2020, respectively.
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
(1)Excludes shares of common stock underlying stock options that are vested but unexercised as of the closing date of the Acies Merger. Since the shares do not represent legally outstanding shares of common stock at closing, they are excluded from the total consideration amount.
The following table reconciles the elements of the Acies Merger to the Consolidated Statements of Cash Flows for the year ended December 31, 2021:

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

NOTE 4—RELATED-PARTY TRANSACTIONS
The following table is a summary of balance sheet assets and liabilities from related parties:

	December 31, 2022	December 31, 2021	Financial Statement Line Item
Marketing Agreement	$1,000	$1,000	Intangibles, net
The Company did not have any revenues recognized from related parties during the years ended December 31, 2022, 2021, and 2020.
In connection with the Acies Merger and in accordance with the Merger Agreement, during the year ended December 31, 2021, the Company paid $2.5 million to PLAYSTUDIOS Impact Fund, formerly myCause Charitable Foundation ("myCause"), a 501(c)(3) foundation established and administered by certain members of management of the Company.
The Company’s remaining expenses recognized from related parties were immaterial during the years ended December 31, 2022, 2021, and 2020.
MGM Resorts International (“MGM”)

MGM is a stockholder and MGM's Chief Commercial Officer also serves on the Company’s Board of Directors. MGM owned approximately 16.6 million shares of the Company's outstanding Class A common stock as of each of December 31, 2022 and December 31, 2021.
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
On October 30, 2020, the Company and MGM agreed to amend the Marketing Agreement (the “MGM Amendment”), under which the Company and MGM agreed to terminate the profit share provision. In exchange, the Company agreed to remit to MGM a one-time payment of $20.0 million, payable on the earliest to occur of (i) the PIPE Financing, (ii) the date that the Company waives MGM’s commitment to participate in the PIPE Financing, or (iii) two years from the date of the MGM Amendment. In addition, MGM agreed to reinvest in the Company at a minimum amount of $20.0 million by participating in the PIPE Financing or a private placement of equity offering to third party investors for minimum gross proceeds to the Company of $50.0 million. As a result of the termination, the Company is no longer obligated to make profit share payments, but the other rights and obligations under the Marketing Agreement continue in full force and effect. The Company recorded zero, zero, and $0.3 million as profit share expense during the years ended December 31, 2022, 2021, and 2020, respectively.
On June 21, 2021, the Company consummated the Acies Merger and MGM participated in the PIPE Financing. In connection with the PIPE Financing, the Company recorded an equity contribution from MGM as a settlement of the $20.0 million liability. As of December 31, 2021, the $20.0 million liability was settled in full and no amount remained outstanding.

NOTE 5—RECEIVABLES
Receivables consist of the following:

	December 31, 2022	December 31, 2021
Trade receivables	$25,020	$20,540
Other receivables	1,996	153
Total receivables	$27,016	$20,693
Trade receivables represent amounts due to the Company from social and mobile platform operators, including Apple, Google, Amazon, and Facebook. Trade receivables are recorded when the right to consideration becomes unconditional. No allowance for doubtful accounts was considered necessary as of December 31, 2022 and December 31, 2021.
Concentration of Credit Risk
As of December 31, 2022, Apple and Google accounted for 33.6% and 27.2% of the Company’s total receivables, respectively, while as of December 31, 2021, Apple and Google accounted for 43.0% and 34.6% of the Company’s total receivables, respectively. As of December 31, 2022 and December 31, 2021, the Company did not have any additional counterparties that exceeded 10% of the Company’s net accounts receivable.
During the year ended December 31, 2021, the Company entered into agreements pursuant to which the Company acquired the rights to develop and operate Tetris®-branded mobile games. As contemplated in the agreements, the Company agreed to a $8.0 million Advance Payment (as defined in Note 16—Commitments and Contingencies). If the Company and the counterparty fail to perform according to the terms of the agreements, the maximum amount of loss which the Company may incur is approximately $9.9 million, of which $8.0 million related to the Advance Payment is reported within the "Other current assets" line item on the Consolidated Balance Sheets.
NOTE 6—FAIR VALUE MEASUREMENT
The carrying values of the Company’s cash and cash equivalents, trade receivables, and accounts payable approximate fair value due to their short maturities.
The following tables present the liabilities measured at fair value on a recurring basis, by input level, in the Consolidated Balance Sheet at December 31, 2022 and December 31, 2021:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$2,153	—	—	$2,153
Private Warrants	—	1,529	—	1,529
Total financial liabilities	$2,153	$1,529	$—	$3,682

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$4,255	—	—	$4,255
Private Warrants	—	2,266	—	2,266
Total financial liabilities	$4,255	$2,266	$—	$6,521
The change in fair value of contingent consideration payable was valued using significant unobservable inputs (Level 3). The change was included in "Other income (expense), net" in the Consolidated Statements of Operations and consisted of the following:

Total
Balance as of December 31, 2021	$—
Recorded in connection with business combinations	3,361
Fair value adjustments based upon post-acquisition performance	(2,411)
Balance as of December 31, 2022	$950

NOTE 7—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	December 31, 2022	December 31, 2021
Land and land improvements	$1,382	$—
Building and building improvements	3,705	—
Computer equipment	9,423	8,819
Leasehold improvements	10,204	6,310
Purchased software	4,471	542
Furniture and fixtures	3,553	2,125
Construction in progress	648	721
Total property and equipment	33,386	18,517
Less: accumulated depreciation	(15,854)	(13,228)
Total property and equipment, net	$17,532	$5,289
The aggregate depreciation expense for property and equipment, net is reflected in “Depreciation and amortization” in the Consolidated Statements of Operations. During the years ended December 31, 2022, 2021, and 2020, depreciation expense was $4.7 million, $2.8 million, and $2.8 million, respectively. No impairment charges or material write-offs were recorded for the years ended December 31, 2022, 2021, and 2020.
Property and equipment, net by region consists of the following:

	December 31, 2022	December 31, 2021
United States	$12,331	$1,672
EMEA(1)	3,756	2,813
All other regions and countries	1,445	804
Total property and equipment, net	$17,532	$5,289

(1)Europe, Middle East, and Africa (“EMEA”). Amounts primarily represent leasehold improvements of local office space and computer equipment.

NOTE 8—INTERNAL-USE SOFTWARE, NET
Internal-use software, net consists of the following:

	December 31, 2022	December 31, 2021
Internal-use software	$145,798	$130,942
Less: accumulated amortization	(109,680)	(87,675)
Total internal-use software, net	$36,118	$43,267
The aggregate amortization expenses for internal-use software, net is reflected in "Depreciation and amortization" in the Consolidated Statements of Operations. During the years ended December 31, 2022, 2021, and 2020, the Company capitalized internal-use software development costs of $23.9 million, $28.3 million, and $25.8 million, respectively. Total amortization expenses associated with its capitalized internal-use software development costs for the years ended December 31, 2022, 2021, and 2020 was $22.7 million, $23.7 million, and $18.7 million, respectively.

The Company recorded an $8.4 million non-cash impairment charge within "Restructuring and related" in the Consolidated Statement of Operations during the year ended December 31, 2022 related to the suspension of further development of Kingdom Boss, resulting in a change in the useful life of the assets associated with the game. There were no write-offs or impairment charges recorded for the years ended December 31, 2021 and 2020.

NOTE 9—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides the changes in the carrying amount of goodwill for the years ended December 31, 2022 and December 31, 2021:

	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance as of December 31, 2020	$5,059	$—	$5,059
Additions from acquisitions	—	—	—
Measurement period adjustments	—	—	—
Balance as of December 31, 2021	5,059	—	5,059
Additions from acquisitions	42,074	—	42,074
Measurement period adjustments	—	—	—
Balance as of December 31, 2022	$47,133	$—	$47,133
Intangible Assets
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset other than goodwill:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Licenses	$21,040	$(7,962)	$13,078	$19,000	$(1,245)	$17,755
Acquired technology	15,003	(830)	14,173	—	—	—
Customer relationships	12,000	(600)	11,400	—	—	—
Trade names	2,740	(1,278)	1,462	1,240	(1,240)	—
	50,783	(10,670)	40,113	20,240	(2,485)	17,755
Nonamortizable intangible assets:
Marketing Agreement with MGM Resorts International	1,000	—	1,000	1,000	—	1,000
Total intangible assets	$51,783	$(10,670)	$41,113	$21,240	$(2,485)	$18,755
Intangible assets consist of trade names, long-term license agreements with various third parties, acquired technology, and customer relationships. The Company entered into agreements with N3TWORK Inc. and The Tetris Company, LLC pursuant to which the Company acquired the rights to develop and operate Tetris®-branded mobile games for an initial term through August 2024. The Company paid N3TWORK Inc. $13.0 million at closing and agreed to pay up to an additional $34.0 million subject to satisfaction of certain conditions, of which $8.0 million was an Advance Payment (as defined in Note 16—Commitments and Contingencies). In addition, the Company will pay royalties to The Tetris Company, LLC, the licensor of the rights.
The aggregate amortization expenses for amortizable intangible assets are reflected in “Depreciation and amortization” in the Consolidated Statements of Operations. During the years ended December 31, 2022, 2021, and 2020, amortization expenses were $8.2 million, $0.9 million, and $0.7 million, respectively. There were no impairment charges for intangible assets for the years ended December 31, 2022, 2021, and 2020.

As of December 31, 2022, the estimated annual amortization expenses for the years ending December 31, 2022 through 2027 is as follows:

Year Ending December 31,	Projected Amortization Expense
2023	$13,137
2024	11,042
2025	5,551
2026	5,551
2027	4,120
Thereafter	712
Total	$40,113
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
On April 1, 2022, the Company commenced (i) an offer to each holder of its outstanding Public Warrants and Private Warrants (collectively, the “Warrants”) the opportunity to receive $1.00 in cash, without interest, for each outstanding Warrant tendered by the holder pursuant to the offer (the “Offer to Purchase”), and (ii) the solicitation of consents (the “Consent Solicitation”) from holders of the outstanding Warrants to amend the Warrant Agreement, dated as of October 22, 2020, by and between the Company (formerly Acies Acquisition Corp.) and Continental Stock Transfer & Trust Company, which governs all of the Warrants (the “Warrant Amendment”) (collectively the "Tender Offer").
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
At December 31, 2022, there were approximately 5.4 million Public Warrants and 3.8 million Private Warrants outstanding. Refer to Note 6—Fair Value Measurement for further information.

NOTE 11—ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	December 31, 2022	December 31, 2021
Accrued payroll and vacation	9,666	5,696
Accrued user acquisition	4,183	1,700
Income taxes payable	702	1,201
Accrued royalties	1,484	—
Minimum guarantee liability	1,500	5,200
Other accruals	3,938	1,802
Total accrued liabilities	$21,473	$15,599
NOTE 12—LEASES
On January 1, 2022, the Company adopted the guidance set forth in ASU No. 2016-02, Leases (Topic 842) using the optional transition method provided by the guidance set forth in ASU No. 2018-11, Leases (Topic 842). Our operating leases primarily consist of real estate leases such as offices. Our leases have remaining terms of approximately one year to six years. During the year ended December 31, 2022, operating lease expense was $4.2 million. We do not have any finance leases. Our total variable and short-term lease payments were immaterial for all periods presented.

Supplemental balance sheet information related to operating leases are as follows:

December 31, 2022
Operating lease right-of-use assets, net	$15,562
Operating lease liabilities, current	4,571
Operating lease liabilities, noncurrent	11,660
Operating lease liabilities, total	$16,231

Weighted average remaining lease term, years	4.0
Weighted average discount rate	3.3%

Operating lease liability maturities:

Year ending December 31,	Operating Leases
2023	$5,085
2024	4,784
2025	2,909
2026	2,535
2027	1,747
Thereafter	382
Total undiscounted cash flows	$17,442
Less: imputed interest	$(1,211)
Lease liabilities, total	$16,231
As of December 31, 2022, we did not have material additional operating leases that have not yet commenced.

NOTE 13—LONG-TERM DEBT
Credit Agreement
On June 24, 2021, in connection with the closing of the Acies Merger, the Company terminated and replaced the Revolver (as defined below). The Company, a subsidiary of the Company, JPMorgan Chase Bank, N.A., as administrative agent and JPMorgan Chase Bank, N.A., Silicon Valley Bank and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers entered into a credit agreement (the “Credit Agreement”) which provides for a five-year revolving credit facility in an aggregate principal amount of $75.0 million. Borrowings under the Credit Agreement may be borrowed, repaid and re-borrowed by the Company, and are available for working capital, general corporate purposes, and permitted acquisitions.
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
The Credit Agreement includes customary reporting requirements, conditions precedent to borrowing and affirmative, negative and financial covenants. Specific financial covenants include the following, commencing with the quarter ended September 30, 2021:
•Total Net Leverage Ratio of 3.50:1.00 (subject to increase to 4.00:1.00 following consummation of certain material acquisitions)
•Fixed Charge Coverage Ratio of not less than 1.25:1.00.
On May 13, 2022, the Company entered into the Amendment No. 1 to the Credit Agreement, which amended the Credit Agreement to, among other things, exclude from the definition of Fixed Charge Coverage Ratio certain funds, up to $15.0 million, expended or to be expended by the Company in connection with the Tender Offer.
On August 9, 2022, the Company entered into the Amendment No. 2 to the Credit Agreement, which further amended the Credit Agreement (as amended by Amendment No. 1 to the Credit Agreement) to, among other things, (i) increase the total current available line of credit from $75.0 million to $81.0 million, (ii) change the basis for calculation of interest under the facility from LIBOR to SOFR, and (iii) exclude from the calculation of the Fixed Charge Coverage Ratio (A) up to $6.0 million for the acquisition of, and improvements to, the real property located at 10150 Covington Cross Drive, Las Vegas, Nevada 89144 incurred on or prior to the first anniversary of the effective date of Amendment No. 2 to the Credit Agreement, and (B) up to $20.0 million for the redemption or repurchase of up to $11.0 million warrants to purchase shares of Class A common stock of the Company, and shares of Class A common stock of the Company, on or before December 31, 2023, of which as of the date of Amendment No. 2 to the Credit Agreement the Company had used $1.8 million to redeem outstanding warrants to purchase Class A common stock in connection with the Tender Offer.
The Company capitalized a total of $0.7 million in debt issuance costs related to the Credit Agreement and subsequent amendments. As of December 31, 2022, the Company does not have any balances outstanding under the Credit Agreement.
NOTE 14—REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table summarizes the Company’s revenue disaggregated by type, and by over time or point in time recognition:

	Years Ended December 31,
	2022	2021	2020
Virtual currency (over time)(1)	$261,620	$280,087	$268,137
Advertising (point in time)	21,839	6,964	1,745
Other revenue (point in time)	$6,850	$368	$—
Total net revenue	$290,309	$287,419	$269,882

(1)Virtual currency is recognized over the estimated consumption period.

The following table summarizes the Company’s revenue disaggregated by geography:

	Years Ended December 31,
	2022	2021	2020
United States	$253,556	$250,252	$228,568
All other countries	36,753	37,167	41,314
Total net revenue	$290,309	$287,419	$269,882
Contract Balances
Contract assets represent the Company’s ability to bill customers for performance obligations completed under a contract. As of December 31, 2022 and December 31, 2021, there were no contract assets recorded in the Company’s consolidated balance sheets. The deferred revenue balance related to the purchase of virtual currency was immaterial as of December 31, 2022 and December 31, 2021. The opening and closing balance of trade receivables is further described in Note 5—Receivables.
NOTE 15—INCOME TAXES
As of December 31, 2022, unremitted earnings in foreign subsidiaries are indefinitely reinvested. Should these earnings be distributed in the future in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to various jurisdictions. Due to the 2017 Tax Act, there is no U.S. federal tax on cash repatriation from foreign subsidiaries, but it could be subject to foreign withholding tax and U.S. state income taxes.
Income (loss) before income taxes by tax jurisdiction consists of the following for the periods shown below (in thousands):

	Years Ended December 31,
	2022	2021	2020
United States	$(27,615)	$25,181	$8,738
Foreign	3,997	(14,702)	2,398
Total income (loss)	$(23,618)	$10,479	$11,136
Provision for (benefit from) current and deferred income taxes consists of the following for the periods shown below (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current tax expense:
Federal	$(422)	$959	$945
State	(314)	731	297
Foreign	2,632	396	791
Total current tax expense	$1,896	$2,086	$2,033

Deferred tax expense:
Federal	$(6,818)	$1,443	$(3,045)
State	197	(404)	(748)
Foreign	(1,110)	(3,383)	89
Total deferred tax expense	$(7,731)	$(2,344)	$(3,704)

Income tax benefit	$(5,835)	$(258)	$(1,671)
The difference between the actual rate and the federal statutory rate is as follows:

	Years Ended December 31,
	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%
Foreign provision	—	0.6	(0.3)
State/province income tax	5.8	4.0	0.1
Stock compensation	8.9	(1.6)	(19.2)
Unrecognized tax benefits	0.9	8.9	—
Other effects of check-the-box election	—	—	(6.2)
Research credit	3.5	(11.0)	(11.5)
Adjustment to carrying value	0.8	1.5	(4.0)
Foreign tax credit	(10.2)	(4.6)	(9.1)
Valuation allowance	(3.6)	3.2	9.0
Foreign-derived intangible income deduction (FDII)	0.3	—	(2.7)
Global intangible low taxed income (GILTI)	(0.5)	—	—
Non-deductible expenses-other	(2.3)	3.4	2.4
Foreign branch income	(3.5)	1.3	4.5
Foreign tax deduction	2.4	—	—
Fair value adjustment on warrants	0.9	(27.9)	—
Other	0.2	(1.3)	1.0
Effective tax rate	24.6%	(2.5)%	(15.0)%
Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$8,704	$10,384
Tax credit carryforwards	3,213	4,929
Accrued liabilities	1,308	785
Stock compensation	4,712	2,221
Charitable contribution	651	697
Deferred rent	—	41
Operating lease assets and lease liabilities, net	181	—
Other	—	89
Total gross deferred tax assets	$18,769	$19,146
Less: Valuation allowance	(2,191)	(1,334)
Total deferred tax assets	$16,578	$17,812
Deferred tax liabilities:
Intangibles	373	176
Property and equipment	748	10,189
Prepaid expenses	1,031	1,165
Other	457	—
Total deferred tax liabilities	$2,609	$11,530
Deferred tax assets (liability), net	$13,969	$6,282
As of December 31, 2021, the Company had a full valuation allowance of $1.3 million on the foreign tax credit carryforward due to the uncertainty of future foreign source taxable income, primarily due to projected tax deductions associated with future exercises of non-qualified stock options. During the year ended December 31, 2022, the Company filed an amended 2020 Federal tax return to remove the foreign tax credit carryforward and claim a deduction for foreign taxes paid. The amended return reduced the credit carryforward to $0 which supported the release of the full valuation allowance on foreign tax credits as of December 31, 2022.
The Company had $3.5 million of California research credit carryforwards as of December 31, 2022, which may be carried forward indefinitely. Due to the uncertainty of utilization of these tax credits, primarily due to lower projected state taxable income associated with California's non-conformity to the capitalization of Section 174 expenses, the company decided to record a partial valuation allowance of $2.2 million on the California research credit carryforward. In making such determination, the Company considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial operations.
The following is a tabular reconciliation of the total amounts of deferred tax asset valuation allowance:

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of period	$1,334	$1,002	$—
Increase	2,191	332	1,002
Decrease	(1,334)	—	—
Balance at end of period	$2,191	$1,334	$1,002
The Company had approximately $34.4 million of accumulated federal net operating loss as of December 31, 2022, which may be carried forward indefinitely to offset taxable income. The Company had approximately $0.8 million of federal research credit carryforwards as of December 31, 2022. The federal research credits are limited to a 20-year carryforward period and will expire starting in 2041. The Company also had a charitable contribution carryforward of approximately $2.6 million as of December 31, 2022. The charitable contribution is limited to a 5-year carryforward period and will expire in 2026.
The Company had tax effected state net operating loss carryforwards of approximately $1.9 million as of December 31, 2022, which will expire between 2031 and 2042. The Company had $3.5 million of California research credit carryforwards as of December 31, 2022, which may be carried forward indefinitely. The Company also had $0.7 million of Texas research credit carryforwards as of December 31, 2022, which may be carried forward for 20 years and will expire starting in 2038.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of period	$637	$—	$—
Increases for tax positions of prior years	313	609	—
Increases for tax positions of current year	—	148	—
Decreases for tax positions of prior years	—	—	—
Settlements	(183)	(120)	—
Decreases for lapses in statute of limitations	(234)	$—	$—
Balance at end of period	$533	$637	$—
The Company has analyzed filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns and for all open tax years. As of December 31, 2022, the Company recorded approximately $0.5 million of unrecognized tax benefits, all of which would impact the effective tax rate, if recognized. The Company does not anticipate that its unrecognized tax benefits will materially change within the next 12 months. The Company’s policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax expense. As of December 31, 2022, income tax expense includes an accrual of $0.1 million for the payment of interest and penalties associated with unrecognized tax benefits.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, the Company is subject to examination for both U.S. federal and state tax returns for the years 2019 to present. In late 2019, the Company was notified by the Israel Tax Authority that the Company’s Israel tax returns for the tax years ended December 31, 2016 through 2018 are under examination. Tax years starting from 2017 remain open to examination under the statute of limitations by the Israel Tax Authority for Israel. The tax years starting from 2019 remain open to examination by the Hong

Kong Inland Revenue Department for Asia. For the remaining jurisdictions, the Company is subject to examination by tax authorities from the date the Company started operations in the respective foreign jurisdiction to present.
NOTE 16—COMMITMENTS AND CONTINGENCIES
Minimum Guarantee Liability
The following are the Company’s total minimum guaranteed obligations:

	Years Ended December 31,
	2022	2021
Minimum guarantee liability-current	$1,500	$5,200
Minimum guarantee liability-noncurrent	1,500	—
Total minimum guarantee obligations	$3,000	$5,200
Weighted-average remaining term (in years)	2.0	2.6
The following are the Company’s remaining expected future payments of minimum guarantee obligations as of December 31, 2022:

Year Ending December 31,	Minimum Guarantee Obligations
2023	$1,500
2024	1,500
2025	—
2026	—
2027	—
Total	$3,000
N3TWORK, Inc.
On November 22, 2021, the Company entered into agreements with N3TWORK Inc. and The Tetris Company, LLC pursuant to which the Company acquired the rights to develop and operate Tetris®-branded mobile games for an initial term through August 2024. The Company paid N3TWORK Inc. $13.0 million at closing and agreed to pay up to an additional $34.0 million subject to satisfaction of certain conditions (the "Contingent Payments"). As of December 31, 2022, the Company advanced $8.0 million of the Contingent Payments (the "Advance Payment"). None of the Advance Payment was considered earned as of December 31, 2022, which is included within "Other current assets" within the Consolidated Balance Sheets.
Contingent Consideration
In connection with the WonderBlocks acquisition, the Company agreed to pay between $0.0 million and $3.0 million subject to the satisfaction of certain product and financial milestones. As of December 31, 2022, the fair value of the contingent consideration is $0.9 million.
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
On April 6, 2022, a class action lawsuit was filed in the United States District Court, Northern District of California, by a purported Company shareholder in connection with alleged federal securities law violations: Christian A. Felipe et. al. v. PLAYSTUDIOS, Inc. (the “Felipe Complaint”). On July 15, 2022, the Felipe Complaint was transferred to the United States District Court for the District of Nevada, Southern Division. On October 4, 2022, the plaintiffs filed an amendment to the Felipe Complaint. The Felipe Complaint names the Company, several current and former board members of the Company, board members and officers of Acies Acquisition Corp., and Andrew Pascal, the Company’s Chairman and CEO, as defendants. The Felipe Complaint alleges misrepresentations and omissions regarding the state of the Company’s development of the Kingdom Boss game and its financial projections and future prospects in the S-4 Registration Statement filed by Acies that was declared effective on May 25, 2021, the Proxy Statement filed by Acies on May 25, 2021, and other public statements that touted Old PLAYSTUDIOS’ and the Company’s financial performance and operations, including statements made on earnings calls and the Amended S-1 Registration Statement filed by the Company that was declared effective on July 30, 2021. The Felipe Complaint alleges that the misrepresentations and omissions resulted in stock price drops of 13% on August 12, 2021, and 5% on February 25, 2022, following (i) the Company’s release of financial results for the second quarter of 2021, ended on June 30, 2021, and (ii) the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and issuance of a press release summarizing financial results for the fourth quarter and year ended December 31, 2021, respectively. The Felipe Complaint seeks an award of damages for an unspecified amount. The Company believes that the claims are without merit and the Company intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of this litigation. The Company is not able to reasonably estimate the probability or amount of loss and therefore has not made any accruals.
On February 28, 2023, the Company initiated an internal reorganization plan which is intended to enhance efficiency and reduce operating expenses. The reorganization plan includes a reduction of the Company’s current total global workforce by approximately 14 percent. The Company expects to substantially complete the personnel reduction by the end of the second quarter of fiscal year 2023, but the timing of certain reductions will vary based on job function and location, including local legal requirements.
The Company estimates that it will incur approximately $4.5 million to $5.5 million in charges in connection with the plan, which will be substantially incurred in the first and second quarters of fiscal year 2023. These charges primarily relate to employee transition, severance payments, employee benefits, stock-based compensation, and lease termination costs. The estimates of the charges and expenditures that the Company expects to incur in connection with the reorganization plan, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the reorganization plan.
NOTE 17—STOCKHOLDERS’ EQUITY
The Consolidated Statements of Stockholders’ Equity reflect the reverse recapitalization as discussed in Note 3—Business Combinations as of June 21, 2021. As Old PLAYSTUDIOS was deemed the accounting acquirer in the reverse recapitalization with Acies, all periods prior to the consummation date reflect the balances and activity of Old PLAYSTUDIOS. The consolidated balances and the audited consolidated financial statements of Old PLAYSTUDIOS, as of December 31, 2020, and the share activity and per share amounts in these Consolidated Statements of Stockholders' Equity were retroactively adjusted, where applicable, using the recapitalization exchange ratio of 0.233 for Old PLAYSTUDIOS common stock. Old PLAYSTUDIOS Series A Preferred Stock, Old PLAYSTUDIOS Series B Preferred Stock, Old PLAYSTUDIOS Series C-1 Preferred Stock, and Old PLAYSTUDIOS Series C Preferred Stock were deemed converted into shares of Old PLAYSTUDIOS common stock at a share conversion factor of 1.0 as a result of the reverse recapitalization. Old PLAYSTUDIOS warrants to purchase preferred stock were deemed exercised and the underlying shares converted based on the respective preferred stock conversion ratio. See Note 3—Business Combinations for further discussion.
Common Stock
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
The shares of Class B common stock are subject to a “sunset” provision if any member of the Founder Group transfers shares of Class B common stock outside the Founder Group (except for certain permitted transfers). In the event of such non-permitted transfers, any share transferred will automatically convert into shares of Class A common stock. In addition, the outstanding shares of Class B common stock will be subject to a “sunset” provision by which all outstanding shares of Class B common stock will automatically convert into shares of Class A common stock (i) if holders representing a majority of the Class B common stock vote to convert the Class B common stock into Class A common stock, (ii) if the Founder Group and its permitted transferees collectively no longer beneficially own at least 20% of the number of shares of Class B common stock collectively held by the Founder Group as of the closing of the Acies Merger, or (iii) on the nine-month anniversary of the Founder’s death or disability, unless such date is extended by a majority of independent directors of the Company.
Accumulated Other Comprehensive Income
The following tables show a summary of changes in accumulated other comprehensive income / (loss):

	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income / (Loss)
Balance as of December 31, 2021	$393	$393
Foreign currency translation	(544)	(544)
Balance as of December 31, 2022	$(151)	$(151)

	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance as of December 31, 2020	$481	$481
Foreign currency translation	(88)	(88)
Balance as of December 31, 2021	$393	$393
Stock Repurchase Program
On November 10, 2021, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $50.0 million of the Company’s Class A common stock over a period of 12 months. On November 2, 2022, the Company's Board of Directors extended such period for an additional 12 months until November 10, 2023. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements, and other business considerations.
As of December 31, 2022, the Company has acquired 1.2 million shares of its Class A common stock under this program at an aggregate value of $4.6 million and an average of $3.96 per share. Repurchased shares were held in treasury. The remaining availability under the November 2022 $50.0 million stock repurchase program was $45.4 million as of December 31, 2022.
Subsequent to December 31, 2022, the Company acquired 1.3 million shares of its Class A common stock under this program at an aggregate value of $5.4 million and an average of $4.29 per share. Repurchased shares were held in treasury.

NOTE 18—STOCK-BASED COMPENSATION
2011 and 2021 Equity Incentive Plans
The Company has two equity incentive plans: Old PLAYSTUDIOS' 2011 Omnibus Stock and Incentive Plan (the “2011 Plan”) and the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock awards, and performance awards to employees, officers, non-employee directors and independent service providers of the Company. The 2021 Plan became effective immediately upon the closing of the Acies Merger and replaced the 2011 Plan. No additional awards will be available under the 2011 Plan.
Each Old PLAYSTUDIOS stock option from the 2011 Plan that was outstanding immediately prior to the Acies Merger and held by current employees or service providers, whether vested or unvested, was converted into an option to purchase 0.233 shares of Class A common stock (each such option, an “Exchanged Option”). Except as specifically provided in the Merger Agreement, following the Acies Merger, each Exchanged Option continues to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Old PLAYSTUDIOS option immediately prior to the consummation of the Acies Merger. All equity awards activity was retroactively restated to reflect the Exchanged Options.
The number of shares of Class A common stock available under the 2021 Plan will increase annually on the first day of each calendar year, beginning with the calendar year ended December 31, 2022, with such annual increase equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on the last business day of the immediately preceding fiscal year and (ii) an amount determined by the Company's Board of Directors. If any award (or any award under the 2011 Plan) is forfeited, cancelled, expires, terminates or otherwise lapses or is settled in cash, in whole or in part, without the delivery of Class A common stock or Class B common stock, then the shares (including both the Class A common stock and Class B common stock) covered by such forfeited, expired, terminated or lapsed award shall again be available as shares for grant under the 2021 Plan.
As of December 31, 2022, the Company had 18.9 million shares of Class A common stock reserved for issuance upon exercise of outstanding awards under the 2011 Plan or vesting and settlement of outstanding awards under the 2021 Plan, 1.9 million shares of Class B common stock reserved for issuance upon exercise of outstanding awards under the 2011 Plan, and 10.6 million shares of Class A common stock reserved for future issuance under the 2021 Plan.
Stock-Based Compensation
In connection with the Domestication and the closing of the Acies Merger, the Founder Group beneficially owned 16.1 million shares of Class B common stock, resulting in 74.6% of voting power of the Company. In addition, on the Closing Date of the Acies Merger, the Founder Group was the beneficial owner of 2.2 million fully vested options underlying shares of Class B common stock, which accounted for all of Mr. Pascal's outstanding options on the Closing Date of the Acies Merger. As a result of the Acies Merger, the Founder Group has a controlling interest in the Company. As the Founder Group did not have control of Old PLAYSTUDIOS immediately prior to the Acies Merger, and as Mr. Pascal is an employee of the Company, the incremental value resulting from the super vote premium is accounted for as incremental compensation costs. During the year ended December 31, 2022, the Company incurred $1.1 million of additional compensation expense related to the Founder Group's beneficial ownership interest in Class B common stock and the underlying vested options as of the Closing Date.
The following table summarizes stock-based compensation expense that the Company recorded in (loss) income from operations for the periods shown:

	Years Ended December 31,
	2022	2021	2020
Selling and marketing	$813	$72	$94
General and administrative	8,547	1,704	1,044
Research and development	8,367	2,679	2,381
Stock-based compensation expense	$17,727	$4,455	$3,519
Capitalized stock-based compensation	$2,530	$657	$605
Stock Options

All of the options granted under the 2011 Plan have time-based vesting periods vesting over a period of three to four years and a maximum term of 10 years from the grant date.
The following is a summary of stock option activity for time-based options for the year ended December 31, 2022 (in thousands, except weighted-average exercise price and remaining term):

	No. of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2021	14,749	$0.85
Granted	—	—
Exercised	(5,178)	0.31
Forfeited	(245)	1.90
Expired	(104)	1.99
Outstanding - December 31, 2022	9,222	1.11	5.5	$25,969
Unvested - December 31, 2022	1,249	0.96	6.7	3,866
Exercisable - December 31, 2022	7,973	1.14	5.3	22,103
The following table presents the weighted-average assumptions used to estimate the fair value of the stock options granted in the Company’s consolidated financial statements:

	For the Years Ended December 31,
	2022	2021	2020
Expected term (in years)	0.00	5.86	5.96
Expected volatility	—%	51.24%	59.56%
Risk-free interest rate range	0.00% – 0.00%	0.54% – 0.60%	0.24% – 0.51%
Dividend yield	0%	0%	0%
Grant-date fair value	$—	$4.01	$0.60
As of December 31, 2022, there was approximately $2.3 million of total unrecognized compensation expense related to stock options to employees. As of December 31, 2022, this cost is expected to be recognized over a remaining average period of 0.60. The total intrinsic value of stock options exercised under the provisions of the 2011 Plan during the years ended December 31, 2022, 2021, and 2020, was $20.0 million, $17.6 million, and $19.6 million, respectively.
Restricted Stock Units ("RSUs")
RSUs are typically granted using a three or four year vesting schedule, either vesting pro rata annually or a cliff vest over the requisite service period, subject to continued employment. Except as provided in an award agreement between the Company and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested awards as of the date of termination will be forfeited. RSUs settle for outstanding shares of the Company’s Class A common stock upon vesting.
The following is a summary of RSU activity for the year ended December 31, 2022 (in thousands, except weighted-average grant date fair value):

	No. of RSUs	Weighted-Average Grant Date Fair Value	Total Fair Value of Shares Vested
Outstanding - December 31, 2021	—	$—
Granted	13,922	4.28
Vested	(1,884)	4.34	$8,170
Forfeited	(517)	4.11
Outstanding - December 31, 2022	11,521	$4.28
As of December 31, 2022, there was approximately $39.6 million of total unrecognized compensation expense related to RSUs granted to employees and other service providers and this cost is expected to be recognized over a remaining average period of 3.0 years. The total intrinsic value of RSUs vested during the years ended December 31, 2022, 2021, and 2020, was $9.0 million, $0.0 million, and $0.0 million, respectively.

NOTE 19—NET (LOSS) INCOME PER SHARE
Basic net (loss) income per share is computed by dividing net (loss) income attributable to Class A and Class B common stockholders by the weighted-average number of shares of each respective class of common stock outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income attributable to Class A and Class B common stockholders by the weighted-average number of each respective class of common stock outstanding, including the potential dilutive securities. For the calculation of diluted net (loss) income per share, net income attributable to Class A and Class B common stockholders is adjusted to reflect the potential effect of dilutive securities.
As result of the reverse recapitalization, the Company has retroactively adjusted the weighted average shares outstanding prior to the Acies Merger to give effect to the Exchange Ratio used to determine the number of shares of common stock into which they were converted.
The following table sets forth the computation of basic and diluted net (loss) income attributable to Class A and Class B common stockholders per share (in thousands except per share data):

	Years Ended December 31,
	2022		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator
Net (loss) income attributable to common stockholders – basic	$(15,535)	$(2,248)	$9,182	$1,555	$10,191	$2,616
Potential dilutive effect of stock options	—	—	4	(4)	79	(79)
Net (loss) income attributable to common stockholders – diluted	$(15,535)	$(2,248)	$9,186	$1,551	$10,270	$2,537
Denominator
Weighted average shares of common stock outstanding - basic	112,133	16,220	95,588	16,130	73,940	18,977
Potential dilutive effect of stock options	—	—	11,229	1,951	8,819	1,467
Weighted average shares of common stock outstanding - dilutive	112,133	16,220	106,817	18,081	82,759	20,444
Net (loss) income attributable to common stockholders per share
Basic	$(0.14)	$(0.14)	$0.10	$0.10	$0.14	$0.14
Diluted	$(0.14)	$(0.14)	$0.09	$0.09	$0.12	$0.12

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
The following equity awards outstanding at the end of each period presented have been excluded from the computation of diluted net (loss) income per share of common stock for the periods presented due to their anti-dilutive effect:

	December 31, 2022	December 31, 2021	December 31, 2020
Stock options	9,222	—	79
Restricted stock units	11,521	—	—
Public Warrants	5,383	7,175	—
Private Warrants	3,822	3,821	—
Earnout Shares	15,000	15,000	—
	44,948	25,996	79

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in and pursuant to the requirements of the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.
An attestation of the Company’s internal control over financial reporting by our independent registered public accounting firm is not included as we are an Emerging Growth Company and are exempt from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement") and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be included in our 2023 Proxy Statement and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our 2023 Proxy Statement and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our 2023 Proxy Statement and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in our 2023 Proxy Statement and is incorporated herein by reference.

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

4.3*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to Acies Acquisition Corp.’s Current Report on Form 8-K filed February 2, 2021).
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

10.21
Amendment No. 1 to Credit Agreement among PLAYSTUDIOS, Inc., PLAYSTUDIOS US, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders party thereto, dated May 13, 2022 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed May 17, 2022).

10.22
Amendment No. 2 to Credit Agreement among PLAYSTUDIOS, Inc., PLAYSTUDIOS US, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders party thereto, dated August 9, 2022 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 9, 2022).

16.1	Letter from Marcum LLP to the Securities and Exchange Commission dated June 25, 2021 (incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed June 25, 2021).
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
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
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, the State of Nevada on the 10th day of March, 2023.

PLAYSTUDIOS, Inc.
Date:	March 10, 2023	By:	/s/ Andrew Pascal
		Name:	Andrew Pascal
		Title:	Chairman and Chief Executive Officer
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

SIGNATURE	TITLE	DATE

/s/ Andrew Pascal	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	March 10, 2023
Andrew Pascal

/s/ Scott Peterson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2023
Scott Peterson

/s/ James Murren	Director	March 10, 2023
James Murren

/s/ Judy K. Mencher	Director	March 10, 2023
Judy K. Mencher

/s/ Jason Krikorian	Director	March 10, 2023
Jason Krikorian

/s/ Joe Horowitz	Director	March 10, 2023
Joe Horowitz

/s/ Steven J. Zanella	Director	March 10, 2023
Steven J. Zanella