Form 10-Q
period 2023-03-31
PLAYSTUDIOS, Inc.
filed 2023-05-10
CIK 1823878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 30, 2023, there were 115,620,666 shares of Class A common stock, $0.0001 par value per share, and 16,457,769 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

PART I.    Financial Information
Item 1.        Financial Statements
PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$127,484	$134,000
Receivables	33,353	27,016
Prepaid expenses and other current assets	12,238	14,963
Total current assets	173,075	175,979
Property and equipment, net	17,345	17,532
Operating lease right-of-use assets	14,395	15,562
Intangibles assets and internal-use software, net	78,818	77,231
Goodwill	47,133	47,133
Deferred income taxes	16,208	13,969
Other long-term assets	4,658	4,603
Total non-current assets	178,557	176,030
Total assets	$351,632	$352,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	3,412	4,425
Warrant liabilities	4,740	3,682
Operating lease liabilities, current	4,506	4,571
Accrued liabilities	22,941	21,473
Total current liabilities	35,599	34,151
Minimum guarantee liability	1,500	1,500
Operating lease liabilities, non-current	10,574	11,660
Other long-term liabilities	2,240	2,385
Total non-current liabilities	14,314	15,545
Total liabilities	$49,913	$49,696
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value (100,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022)	—	—
Class A common stock, $0.0001 par value (2,000,000 shares authorized, 118,867 and 116,756 shares issued, and 116,447 and 115,635 shares outstanding as of March 31, 2023 and December 31, 2022, respectively)	11	11
Class B common stock, $0.0001 par value (25,000 shares authorized, 16,457 and 16,457 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively).	2	2
Additional paid-in capital	297,662	290,337
Retained earnings	14,186	16,756
Accumulated other comprehensive loss	(94)	(151)
Treasury stock, at cost, 2,420 and 1,166 shares at March 31, 2023 and December 31, 2022, respectively	(10,048)	(4,642)
Total stockholders’ equity	301,719	302,313
Total liabilities and stockholders’ equity	$351,632	$352,009
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Net revenue	$80,123	$70,451
Operating expenses:
Cost of revenue(1)	19,527	21,033
Selling and marketing	18,066	20,540
Research and development	17,755	16,981
General and administrative	11,901	9,691
Depreciation and amortization	11,033	8,394
Restructuring and related	4,048	8,655
Total operating costs and expenses	82,330	85,294
Loss from operations	(2,207)	(14,843)
Other (expense) income, net:
Change in fair value of warrant liabilities	(1,058)	(2,716)
Interest income (expense), net	895	(5)
Other income, net	60	187
Total other expense, net	(103)	(2,534)
Loss before income taxes	(2,310)	(17,377)
Income tax expense	(260)	(7,835)
Net loss	$(2,570)	$(25,212)

Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.02)	$(0.20)
Diluted	$(0.02)	$(0.20)
Weighted average shares of common stock outstanding:
Basic	132,131	126,337
Diluted	132,131	126,337

(1)Amounts exclude depreciation and amortization.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(2,570)	$(25,212)
Other comprehensive (loss) income:
Change in foreign currency translation adjustment(1)	57	(6)
Total other comprehensive income (loss)	57	(6)
Comprehensive loss	$(2,513)	$(25,218)

(1)These amounts are presented gross of the effect of income taxes. The total change in foreign currency translation adjustment and the corresponding effect of income taxes are immaterial.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Retained Earnings
Balance as of December 31, 2021	110,066	$11	16,130	$2	$268,522	$393	$34,539	$303,467
Net loss	—	—	—	—	—	—	(25,212)	(25,212)
Exercise of stock options	113	—	—	—	130	—	—	130
Issuance of shares upon vesting of restricted stock units	160	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,969	—	—	7,969
Other comprehensive loss	—	—	—	—	—	(6)	—	(6)
Balance as of March 31, 2022	110,339	$11	16,130	$2	$276,621	$387	$9,327	$286,348

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Retained Earnings	Treasury Stock
Balance as of December 31, 2022	115,635	$11	16,457	$2	$290,337	$(151)	$16,756	(4,642)	302,313
Net loss	—	—	—	—	—	—	(2,570)	—	(2,570)
Exercise of stock options	1,585	—	—	—	1,916	—	—	—	1,916
Issuance of shares upon vesting of restricted stock units	481	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,409	—	—	—	5,409
Repurchase of common stock	(1,254)	—	—	—	—	—	—	(5,406)	(5,406)
Other comprehensive loss	—	—	—	—	—	57	—	—	57
Balance as of March 31, 2023	116,447	$11	16,457	$2	$297,662	$(94)	$14,186	(10,048)	$301,719

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,570)	$(25,212)
Adjustments:
Depreciation and amortization	11,033	8,394
Amortization of loan costs	38	34
Stock-based compensation expense	4,853	6,868
Change in fair value of warrant liabilities	1,058	2,716
Change in fair value of contingent consideration	53	—
Asset impairments	—	8,353
Deferred income tax expense	(2,228)	7,945
Other	(179)	(203)
Changes in operating assets and liabilities
Receivables	(6,861)	(203)
Prepaid expenses and other current assets	201	871
Income tax receivable	2,128	366
Accounts payable & accrued liabilities	(3,492)	1,926
Other	469	(270)
Net cash provided by operating activities	4,503	11,585
Cash flows from investing activities:
Purchase of property and equipment	(1,849)	(1,936)
Additions to internal-use software	(5,937)	(5,519)
Other	168	2,348
Net cash used in investing activities	(7,618)	(5,107)
Cash flows from financing activities:
Proceeds from stock option exercises	1,916	130
Repurchases of treasury stock	(5,406)	—
Net cash (used in) provided by financing activities	(3,490)	130
Foreign currency translation	89	(145)
Net change in cash and cash equivalents	(6,516)	6,463
Cash and cash equivalents at beginning of period	134,000	213,502
Cash and cash equivalents at end of period	$127,484	$219,965

Supplemental cash flow disclosures:
Interest paid	$41	$35
Income taxes paid, net of refunds	414	244
Non-cash investing and financing activities:
Capitalization of stock-based compensation	$556	$1,101
Increase in property and equipment included in accounts payable and other long-term liabilities	—	656
Additions to intangible assets related to licensing agreements	4,617	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands, unless otherwise noted)
NOTE 1—BACKGROUND AND BASIS OF PRESENTATION
Organization and Description of Business
On June 21, 2021 (the “Closing Date”), Acies Acquisition Corp., a Cayman Islands exempted company (prior to the Closing Date, “Acies”), consummated the previously announced business combination (“Acies Merger”) with PlayStudios, Inc., a Delaware corporation (“Old PLAYSTUDIOS”) pursuant to the Agreement and Plan of Merger, dated as of February 1, 2021 (the “Merger Agreement”), by and among Acies, Catalyst Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Acies, Catalyst Merger Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Acies, and Old PLAYSTUDIOS.
PLAYSTUDIOS, Inc., formerly known as Acies Acquisition Corp. (the "Company” or "PLAYSTUDIOS"), was incorporated on August 14, 2020 as a Cayman Islands exempted company, and domesticated into a Delaware corporation on June 21, 2021. The Company's legal name became PLAYSTUDIOS, Inc. following the closing of the Acies Merger.
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
The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2022 have been applied consistently in these unaudited interim consolidated financial statements. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position as of March 31, 2023, and its results of operations for the three months ended March 31, 2023, and 2022, and cash flows for the three months ended March 31, 2023, and 2022. The Consolidated Balance Sheet as of December 31, 2022 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Company made certain reclassifications to the comparative balances in the condensed consolidated financial statements to conform with current year presentation.
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

Emerging Growth Company
At March 31, 2023, the Company qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company has taken and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has opted to take advantage of such extended transition period available to emerging growth companies which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company can adopt the new or revised standard at the time private companies adopt the new or revised standard. The Company did not lose its emerging growth company status on December 31, 2022. As a result, the Company does not expect to adopt any accounting pronouncements currently deferred based on private company standards until a year subsequent to 2022. The Company will reevaluate its eligibility to retain emerging growth company status at the end of its second quarter of 2023, and otherwise as required.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
For a discussion of our significant accounting policies and estimates, please refer to our 2022 Annual Report on Form 10-K filed on March 10, 2023.
Recently Issued Accounting Pronouncements Not Yet Adopted
The Company’s management has evaluated all of the recently issued, but not yet effective, accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s condensed consolidated financial statements.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The new guidance replaces the incurred loss impairment methodology in current guidance with a current expected credit loss model (“CECL”) that incorporates a broader range of reasonable and supportable information including the forward-looking information. The Company adopted this standard on January 1, 2023. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
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

Consideration:	August 2, 2022
Cash consideration	$945
Note receivable plus accrued interest conversion	1,055
Contingent consideration	1,564
Total consideration transferred	$3,564

Identifiable assets acquired and liabilities assumed:
Developed technology (weighted-average useful life of 5 years)	2,403
Liabilities assumed	(15)
Total identifiable net assets	$2,388

Goodwill	$1,176
Brainium Studios Acquisition
On October 7, 2022, PLAYSTUDIOS US, LLC, a direct wholly-owned subsidiary of the Company entered into a membership interest purchase agreement to acquire all of the issued and outstanding membership interests in Brainium Studios LLC (“Brainium"), a mobile game publisher. The closing of the acquisition occurred on October 12, 2022, and Brainium became an indirect wholly-owned subsidiary of the Company. The purchase price for the membership interests was $70.0 million at closing, as adjusted for cash, indebtedness, and working capital.
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

Consideration:	October 12, 2022
Cash consideration	$73,457
Contingent consideration	1,797
Total consideration transferred	$75,254

Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$3,738
Accounts receivable	3,190
Property and equipment	4,042
Operating lease assets	4,195
Trade names (weighted-average useful life of 10 years)	1,500
Developed technology (weighted-average useful life of 5 years)	12,600
Customer relationships (weighted-average useful life of 5 years)	12,000
Other assets	740
Liabilities assumed	(7,649)
Total identifiable net assets	$34,356

Goodwill	$40,898

NOTE 4—RELATED-PARTY TRANSACTIONS
The following table is a summary of balance sheet assets and liabilities from related parties:

	March 31, 2023	December 31, 2022	Financial Statement Line Item
Marketing Agreement	$1,000	$1,000	Intangibles, net
The Company did not have any net revenue recognized from related parties during the three months ended March 31, 2023 and 2022.
The Company’s expenses recognized from related parties were immaterial during the three months ended March 31, 2023 and 2022.
MGM Resorts International (“MGM”)
MGM is a stockholder and MGM's Chief Commercial Officer also serves on the Company’s Board of Directors. MGM owned approximately 16.6 million and 16.6 million shares of the Company's outstanding Class A common stock as of March 31, 2023 and December 31, 2022, respectively.
In April 2011, the Company entered into a joint marketing agreement with MGM (as amended, the “Marketing Agreement”) in exchange for assistance with marketing campaigns and the certain rights to utilize MGM’s licensed marks and licensed copyrights for the development of certain of the Company’s social casino games. The initial term of the Marketing Agreement was for one year from the go-live date of the first such game in July 2012, with automatic renewal provisions based on the games achieving specified performance criteria. As further described in Note 9— Intangible Assets and Internal-Use Software, Net, the Marketing Agreement was recorded as an indefinite-lived intangible asset.
NOTE 5—RECEIVABLES
Receivables consist of the following:

	March 31, 2023	December 31, 2022
Trade receivables	$31,883	$25,020
Other receivables	1,470	1,996
Total receivables	$33,353	$27,016
Trade receivables generally represent amounts due to the Company from social and mobile platform operators, including Apple, Google, Amazon and Facebook. Trade receivables are recorded when the right to consideration becomes unconditional. No allowance for doubtful accounts was considered necessary as of March 31, 2023 and December 31, 2022.
Concentration of Credit Risk
As of March 31, 2023, Apple, Inc. and Google, Inc. accounted for 43.3% and 21.0% of the Company’s total receivables, respectively, while as of December 31, 2022, Apple, Inc. and Google, Inc. accounted for 33.6% and 27.2% of the Company’s total receivables, respectively. As of March 31, 2023 and December 31, 2022, the Company did not have any additional counterparties that exceeded 10% of the Company’s net accounts receivable.
During the year ended December 31, 2021, the Company entered into agreements pursuant to which the Company acquired the rights to develop and operate Tetris®-branded mobile games. As contemplated in the agreements, the Company agreed to an $8.0 million Advance Payment (as defined in Note 17—Commitments and Contingencies). If the Company and the counterparty fail to perform according to the terms of the agreements, the maximum amount of loss which the Company may incur is approximately $7.1 million, of which $6.2 million related to the Advance Payment is reported within the Prepaid Expenses and Other Current Assets line item on the Consolidated Balance Sheets.

NOTE 6—PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	March 31, 2023	December 31, 2022
Prepaid expenses	$4,995	5,148
Income tax receivable	612	1,372
Other current assets	6,631	8,443
Total other current assets	$12,238	$14,963
NOTE 7—FAIR VALUE MEASUREMENT
The carrying values of the Company’s cash and cash equivalents, trade receivables and accounts payable approximate fair value due to their short maturities.
The following tables present the liabilities measured at fair value on a recurring basis, by input level, in the Consolidated Balance Sheets at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$2,772	—	—	2,772
Private Warrants	—	1,968	—	1,968
Total financial liabilities	$2,772	$1,968	$—	$4,740

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$2,153	—	—	2,153
Private Warrants	—	1,529	—	1,529
Total financial liabilities	$2,153	$1,529	$—	$3,682

NOTE 8—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	March 31, 2023	December 31, 2022
Land and land improvements	$1,421	1,382
Building and building improvements	3,705	3,705
Computer equipment	9,007	9,423
Leasehold improvements	11,035	10,204
Purchased software	3,483	4,471
Furniture and fixtures	3,516	3,553
Construction in progress	466	648
Total property and equipment	32,633	33,386
Less: accumulated depreciation	(15,288)	(15,854)
Total property and equipment, net	$17,345	$17,532
The aggregate depreciation expense for property and equipment, net is reflected in “Depreciation and amortization” in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2023 and 2022, depreciation expense was $1.5 million and $0.8 million, respectively. No impairment charges or material write-offs were recorded for the three months ended March 31, 2023 and 2022.

Property and equipment, net by region consists of the following:

	March 31, 2023	December 31, 2022
United States	$12,464	$12,331
EMEA(1)	3,341	3,756
All other countries	1,540	1,445
Total property and equipment, net	$17,345	$17,532

(1)Europe, Middle East, and Africa (“EMEA”). Amounts primarily represent leasehold improvements of local office space and computer equipment.

NOTE 9—INTANGIBLE ASSETS AND INTERNAL-USE SOFTWARE, NET
Intangible Assets
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset other than goodwill:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Licenses	$25,656	$(10,434)	$15,222	$21,040	$(7,962)	$13,078
Acquired technology	15,003	(1,580)	13,423	15,003	(830)	14,173
Customer relationships	12,000	(1,200)	10,800	12,000	(600)	11,400
Trade names	2,740	(1,315)	1,425	2,740	(1,278)	1,462
Internal-use software	152,291	(115,343)	36,948	145,798	(109,680)	36,118
	207,690	(129,872)	77,818	196,581	(120,350)	76,231
Nonamortizable intangible assets:
Marketing Agreement with a related party	1,000	—	1,000	1,000	—	1,000
Total intangible assets	$208,690	$(129,872)	$78,818	$197,581	$(120,350)	$77,231
During the three months ended March 31, 2023 and 2022, the Company capitalized internal-use software development costs of $6.5 million and $6.6 million.
During the three months ended March 31, 2023 and 2022, intangible asset and internal-use software amortization was $9.5 million and $7.6 million, respectively. The aggregate amortization expense for amortizable intangible assets and internal-use software is reflected in “Depreciation and amortization” in the Consolidated Statements of Operations.
There were no impairment charges for intangible assets or internal-use software for the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company adopted a plan to suspend the further development of Kingdom Boss, resulting in a change in the useful life of the assets associated with Kingdom Boss. The Company recorded an $8.4 million non-cash impairment charge during the first quarter of 2022 within "Restructuring and related" in the Condensed Consolidated Statement of Operations.

As of March 31, 2023, the estimated annual amortization expense is as follows:

Year Ending December 31,	Projected Amortization Expense
Remaining 2023	$27,263
2024	27,514
2025	12,041
2026	6,167
2027	4,120
Thereafter	713
Total	$77,818
NOTE 10—GOODWILL
Goodwill
The following table provides the changes in the carrying amount of goodwill for the three months ended March 31, 2023 and December 31, 2022:

	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance as of December 31, 2022	47,133	—	47,133
Additions from acquisitions	—	—	—
Measurement period adjustments	—	—	—
Balance as of March 31, 2023	$47,133	$—	$47,133
NOTE 11—WARRANT LIABILITIES
Public Warrants and Private Warrants
Upon the closing of the Acies Merger, there were approximately 7.2 million publicly-traded redeemable warrants to purchase shares of Class A common stock (the "Public Warrants") and 3.8 million redeemable warrants to purchase shares of Class A common stock initially issued to Acies Acquisition, LLC (the "Sponsor") in a private placement (the "Private Warrants") by Acies. Each whole Public Warrant entitles the registered holder to purchase one whole share of the Company’s Class A common stock at a price of $11.50 in cash per share, subject to adjustment as discussed below, as of October 27, 2021. Pursuant to the Warrant Agreement, a holder of Public Warrants may exercise the Public Warrants only for a whole number of shares of Class A common stock. The Public Warrants will expire 5 years after the completion of the Acies Merger, or earlier upon redemption or liquidation. The Private Warrants are identical to the Public Warrants, except that the Private Warrants and the shares of Class A common stock issuable upon exercise of the Private Warrants were not transferable until after the completion of the Acies Merger, subject to certain limited exceptions. Additionally, the Private Warrants are non-redeemable so long as they are held by the initial holder or any of its permitted transferees. If the Private Warrants are held by someone other than the initial holder or its permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The Private Warrants may be exercised on a cashless basis so long as held by the Sponsor or certain permitted transferees.
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
At March 31, 2023, there were approximately 5.4 million Public Warrants and 3.8 million Private Warrants outstanding. Refer to Note 7—Fair Value Measurements for further information.
NOTE 12—ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	March 31, 2023	December 31, 2022
Accrued payroll and vacation	9,402	9,666
Accrued user acquisition	2,559	4,183
Income taxes payable	2,071	702
Accrued royalties	29	1,484
Minimum guarantee liability	4,320	1,500
Other accruals	4,560	3,938
Total accrued liabilities	$22,941	$21,473

NOTE 13—LEASES
The Company's operating leases primarily consist of real estate leases such as offices. During the quarter ended March 31, 2023, operating lease expense was $1.3 million. The Company does not have any finance leases. Total variable and short-term lease payments were immaterial for all periods presented.

Supplemental balance sheet information related to operating leases are as follows:

	March 31, 2023	December 31, 2022
Operating lease right-of-use assets, net	$14,395	$15,562
Operating lease liabilities, current	4,506	4,571
Operating lease liabilities, noncurrent	10,574	11,660
Operating lease liabilities, total	$15,080	$16,231

Weighted average remaining lease term, years	3.8	4.0
Weighted average discount rate	3.3%	3.3%

Operating lease liability maturities:

Year ending December 31,	Operating Leases
Remaining 2023	$3,818
2024	4,760
2025	2,916
2026	2,542
2027	1,752
Thereafter	382
Total undiscounted cash flows	$16,170
Less: imputed interest	$(1,090)
Lease liabilities, total	$15,080
As of March 31, 2023, the Company did not have material additional operating leases that have not yet commenced.

NOTE 14—LONG-TERM DEBT
Credit Agreement
On June 24, 2021, in connection with the closing of the Acies Merger, the Company terminated and replaced its previous credit facility. The Company, a subsidiary of the Company, JPMorgan Chase Bank, N.A., as administrative agent and JPMorgan Chase Bank, N.A., Silicon Valley Bank and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers entered into a credit agreement (the “Credit Agreement”) which provides for a five-year revolving credit facility in an aggregate principal amount of $75.0 million. Borrowings under the Credit Agreement may be borrowed, repaid and re-borrowed by the Company, and are available for working capital, general corporate purposes and permitted acquisitions.
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
The Credit Agreement includes customary reporting requirements, conditions precedent to borrowing and affirmative, negative and financial covenants. Specific financial covenants include the following, commencing with the quarter ended September 30, 2021:
•Total Net Leverage Ratio of 3.50:1.00 (subject to increase to 4.00:1.00 following consummation of certain material acquisitions)
•Fixed Charge Coverage Ratio of 1.25:1.00.
On May 13, 2022, the Company entered into the Amendment No. 1 to the Credit Agreement, which amended the Credit Agreement to, among other things, exclude from the definition of Fixed Charge Coverage Ratio certain funds, up to $15.0 million, expended or to be expended by the Company in connection with the Tender Offer.
On August 9, 2022, the Company entered into the Amendment No. 2 to the Credit Agreement, which further amended the Credit Agreement (as amended by Amendment No. 1 to the Credit Agreement) to, among other things, (i) increase the total current available line of credit from $75.0 million to $81.0 million, (ii) change the basis for calculation of interest under the facility from LIBOR to SOFR, and (iii) exclude from the calculation of the Fixed Charge Coverage Ratio (A) up to $6.0 million for the acquisition of, and improvements to, the real property located at 10150 Covington Cross Drive, Las Vegas, Nevada 89144 incurred on or prior to the first anniversary of the effective date of Amendment No. 2 to the Credit Agreement, and (B) up to $20.0 million for the redemption or repurchase of up to 11.0 million warrants to purchase shares of Class A common stock of the Company, and shares of Class A common stock of the Company, on or before December 31, 2023, of which as of the date of Amendment No. 2 to the Credit Agreement the Company had used $1.8 million to redeem outstanding warrants to purchase Class A common stock in connection with the Tender Offer.
The Company capitalized a total of $0.7 million in debt issuance costs related to the Credit Agreement and subsequent amendments. As of March 31, 2023, the Company does not have any balances outstanding under the Credit Agreement.

NOTE 15—REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table summarizes the Company’s revenue disaggregated by type, and by over time or point in time recognition:

	Three Months Ended March 31,
	2023	2022
Virtual currency (over time)(1)	$64,385	$65,935
Advertising (point in time)	13,085	4,075
Other revenue (point in time or over time)	2,653	441
Total net revenue	$80,123	$70,451

(1)Virtual currency is recognized over the estimated consumption period.

The following table summarizes the Company’s revenue disaggregated by geography:

	Three Months Ended March 31,
	2023	2022
United States	$69,557	$62,103
All other countries	10,566	8,348
Total net revenue	$80,123	$70,451
Contract Balances
Contract assets represent the Company’s ability to bill customers for performance obligations completed under a contract. As of March 31, 2023 and December 31, 2022, there were no contract assets recorded in the Company’s consolidated balance sheet. The deferred revenue balance related to the purchase of virtual currency was immaterial as of March 31, 2023 and December 31, 2022. The opening and closing balance of trade receivables is further described in Note 5—Receivables.
NOTE 16—INCOME TAXES
The Company recorded an income tax expense of $0.3 million and $7.8 million for the three months ended March 31, 2023 and 2022, respectively. Our effective tax rate was (11.3)% for the three months ended March 31, 2023 compared to (45.1)% for the three months ended March 31, 2022. The effective rate of (11.3)% differs from the federal statutory rate of 21% primarily due to nondeductible stock compensation, the recognition of additional state tax liabilities due to an updated nexus study, the fair value adjustment to the warrant liability, and the effect of additional foreign taxes paid related to a settlement with the Israel Tax Authority.

NOTE 17—COMMITMENTS AND CONTINGENCIES
Minimum Guarantee Liability
The following are the Company’s total minimum guaranteed obligations as of:

	March 31, 2023	December 31, 2022
Minimum guarantee liability-current	$4,320	$1,500
Minimum guarantee liability-noncurrent	1,500	1,500
Total minimum guarantee obligations	$5,820	$3,000
Weighted-average remaining contractual term (in years)	1.8	2.0

The following are the Company’s remaining expected future payments of minimum guarantee obligations as of March 31, 2023:

Year Ending December 31,	Minimum Guarantee Obligations
Remaining 2023	$4,320
2024	1,500
2025	—
2026	—
2027	—
Total	$5,820
N3TWORK, Inc.
On November 22, 2021, the Company entered into agreements with N3TWORK Inc. and The Tetris Company, LLC pursuant to which the Company acquired the rights to develop and operate Tetris®-branded mobile games for an initial term through August 2024. The Company paid N3TWORK Inc. $13.0 million at closing and agreed to pay up to an additional $34.0 million subject to satisfaction of certain conditions (the "Contingent Payments"). As of March 31, 2023, the Company advanced $8.0 million of the Contingent Payments (the "Advance Payment"). $1.8 million of the Advance Payment was considered earned as of March 31, 2023, which is included within "Prepaid expenses and other current assets" within the Condensed Consolidated Balance Sheets.
Other
The Company is party to ordinary and routine litigation incidental to its business. On a case-by-case basis, the Company engages inside and outside counsel to assess the probability of potential liability resulting from such litigation. After making such assessments, the Company makes an accrual for the estimated loss only when the loss is reasonably probable and an amount can be reasonably estimated. The Company does not expect the outcome of any pending litigation to have a material effect on the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, or Condensed Consolidated Statements of Cash Flows.
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
The Company incurred $2.5 million of costs related to the internal reorganization plan and estimates that it will incur approximately $4.0 million in total charges in connection with the plan. These charges primarily relate to employee transition, severance payments, employee benefits, stock-based compensation, and lease termination costs which is included within "Restructuring and related" within the Condensed Consolidated Statements of Operations.
The estimates of the charges and expenditures that the Company expects to incur in connection with the reorganization plan, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including charges in connection with the implementation of the reorganization plan.
For the three months ended March 31, 2023, changes in liabilities resulting from the severance charges and related accruals were as follows:

Severance and Related
Balance as of December 31, 2022	$—
Charges	$2,475
Payments	$(620)
Balance as of March 31, 2023	$1,854

NOTE 18—STOCKHOLDERS’ EQUITY
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

Accumulated Other Comprehensive Loss
The following tables shows a summary of changes in accumulated other comprehensive income (loss):

	Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(151)	$(151)
Foreign currency translation	57	57
Balance as of March 31, 2023	$(94)	$(94)

	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2021	$393	$393
Foreign currency translation	(6)	(6)
Balance as of March 31, 2022	$387	$387
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
As of March 31, 2023, the Company has acquired 2.4 million shares of its Class A common stock under this program at an aggregate value of $10.0 million and an average of $4.13 per share. Repurchased shares were held in treasury. The remaining availability under the November 2022 $50.0 million stock repurchase program was $40.0 million as of March 31, 2023.
From April 1, 2023 through May 8, 2023, the Company acquired 1.3 million shares of its Class A common stock under this program at an aggregate value of $5.7 million and an average of $4.24 per share. Repurchased shares were held in treasury.

NOTE 19—STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense for the periods shown:

	Three Months Ended March 31,
	2023	2022
Selling and marketing	$184	$319
General and administrative	2,458	3,149
Research and development	2,211	3,400
Stock-based compensation expense	$4,853	$6,868
Capitalized stock-based compensation	$556	$1,101
As of March 31, 2023, there was approximately $1.5 million and $45.2 million in unrecognized stock-based compensation expense related to stock options and restricted stock units that are expected to be recognized over a weighted-average expected vesting period of 1.0 year and 2.9 years, respectively. The Company granted 2.8 million restricted stock units during the three months ended March 31, 2023.

NOTE 20—NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss attributable to Class A and Class B common stockholders per share (in thousands except per share data):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022

	Class A	Class B	Class A	Class B
Numerator
Net loss attributable to common stockholders – basic	$(2,250)	$(320)	$(21,992)	$(3,220)
Potential dilutive effect of derivative instruments	—	—	—	—
Net loss attributable to common stockholders – diluted	$(2,250)	$(320)	$(21,992)	$(3,220)
Denominator
Weighted average shares of common stock outstanding - basic	115,673	16,458	110,207	16,130
Potential dilutive effect of derivative instruments	—	—	—	—
Weighted average shares of common stock outstanding - diluted	115,673	16,458	110,207	16,130
Net loss attributable to common stockholders per share
Basic	$(0.02)	$(0.02)	$(0.20)	$(0.20)
Diluted	$(0.02)	$(0.02)	$(0.20)	$(0.20)

For the periods presented above, the net loss per share amounts are the same for Class A and Class B common stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Certificate of Incorporation. The undistributed losses for each period are allocated based on the contractual participation rights of the Class A and Class B common stock as if the losses for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed losses are allocated on a proportionate basis.
The following equity awards outstanding at the end of each period presented have been excluded from the computation of diluted net loss per share of common stock for the periods presented due to their anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Stock options	7,617	14,486
Restricted stock units	13,357	7,690
Public Warrants	5,382	7,175
Private Warrants	3,822	3,821
Earnout Shares	15,000	15,000
	45,178	48,172

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of PLAYSTUDIOS, Inc. and its consolidated subsidiaries.
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
Each of our games is powered by our proprietary playAWARDS program and incorporates loyalty points that are earned by players as they engage with our games. These loyalty points enable our players to earn real-world rewards from a portfolio of entertainment, retail, technology, travel, leisure, and gaming brands across the globe. The rewards are provided by our collection of awards partners, the majority of whom provide their rewards at no cost to us, in exchange for product integration, marketing support, and participation in our loyalty program. The program is enabled by our playAWARDS platform which consists of a robust suite of tools that enable our awards partners to manage their rewards in real time, measure the value of our players’ engagement, and gain insight into the effectiveness and value they derive from the program. Through our self-service platform, awards partners can launch new rewards, make changes to existing offers, and in real time see how players are engaging with their brands. The platform tools also provide awards partners the ability to measure the off-line value our players generate as consumers and patrons of their real-world establishments.
Our playAWARDS platform embodies all of the features, tools, and capabilities needed to deliver loyalty programs tailored for the games industry. Our consumer-facing brand for our loyalty program is myVIP. The myVIP program is an aspirational benefits framework, with in-game mechanics and rewards features, along with a player development and hosting program. The program dynamically ranks and assigns players to tiers based on their accumulation of tier points, which are a proxy for their overall engagement with our games. The tier points are separate from and are not interchangeable with the loyalty points earned in the playAWARDS program. Qualified players are provided access to enhanced benefits that increase with each tier. Higher tiers provide access to a VIP player portal whereby players can view and purchase special chip bundles, redeem loyalty points for a curated set of rewards, and communicate directly with a dedicated personal host. The VIP player portal, concierge, and host programs enhance the in-game and real-world reward experience with both in-game and in-person, invitation-only special events. We believe that the myVIP program drives increased player engagement and retention, and therefore extends each game's life-cycle and revenue potential.
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
Daily Paying Users (“DPU”)
Daily Paying Users ("DPU") is defined as the number of individuals who made a purchase in a game during a particular day. As with DAU and MAU, we track DPU based on account activity. As such, an individual who makes a purchase in two different games in a particular day is counted as two DPU while an individual who makes purchases in the same game on two different devices is counted as one DPU. The term "Average DPU" is defined as the average of the DPU, determined as described above, for each day during the period presented. We use DPU and Average DPU to help us understand the size of our active player base that makes in-game purchases. This focus directs our strategic goals in setting player acquisition and pricing strategy.
Daily Payer Conversion
Daily Payer Conversion is defined as DPU as a percentage of DAU on a particular day. Daily Player Conversion is also sometimes referred to as "Percentage of Paying Users" or "PPU". The term "Average Daily Payer Conversion" is defined as the Average DPU divided by Average DAU for a given period. We use Daily Payer Conversion and Average Daily Payer Conversion to help us understand the monetization of our active players.
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

Results of Operations
Summarized Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Net revenue	$80,123	$70,451	$9,672	13.7%
Operating expenses	82,330	85,294	(2,964)	(3.5)%
Operating loss	(2,207)	(14,843)	12,636	(85.1)%
Net loss	(2,570)	(25,212)	22,642	(89.8)%
Net loss margin	(3.2)%	(35.8)%	32.6	(91.1)%

Revenue and Key Performance Indicators (in thousands, except percentages and ARPDAU)

	Three Months Ended March 31,
	2023	2022	Change		% Change
Virtual currency	$64,385	$65,935	$(1,550)		(2.4)%
Advertising	13,085	4,075	9,010		221.1%
Other revenue	2,653	441	2,212		501.6%
Net revenue	$80,123	$70,451	$9,672		13.7%

Average DAU	3,565	1,555	2,010		129.3%
Average MAU	13,082	6,913	6,169		89.2%
Average DPU	28	31	(3)		(9.7)%
Average Daily Payer Conversion	0.8%	2.0%	(1.2)	pp	(60.0)%
ARPDAU (in dollars)	$0.24	$0.50	$(0.26)		(52.0)%

pp = percentage points
Revenue information by geography is summarized as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	Change	% Change
United States	$69,557	$62,103	$7,454	12.0%
North America (excluding United States)	10,566	3,691	6,875	186.3%
Other	—	4,657	(4,657)	(100.0)%
Net revenue	$80,123	$70,451	$9,672	13.7%
Net revenue increased $9.7 million to $80.1 million during the three months ended March 31, 2023 compared to $70.5 million during the three months ended March 31, 2022. The increase was primarily driven by increases of $9.0 million in advertising revenue and $2.2 million in other revenue. The increase in advertising revenue was primarily driven by an increase in impression count and focus on providing more opportunities for our players to engage with advertisements, including the addition of the Tetris®-branded mobile game to our games portfolio and the acquisition of the Brainium portfolio of casual games. Virtual currency revenue decreased $1.6 million to $64.4 million during the three months ended March 31, 2023 compared to $65.9 million during the three months ended March 31, 2022, primarily driven by the decline in DPU. Our Average Daily Payer Conversion rate decreased 1.2 percentage points to 0.8% during the three months ended March 31, 2023 from 2.0% during the three months ended March 31, 2022 due to the addition of Tetris® and the Brainium portfolio of games, which primarily operate with an advertising revenue model, as described above.
Operating Expenses
The following table summarizes our consolidated operating expenses for each applicable period (in thousands, except percentages):

	Three Months Ended March 31,				% of Revenue
	2023	2022	$ Change	% Change	2023	2022
Operating expenses:
Cost of revenue	$19,527	$21,033	$(1,506)	(7.2)%	24.4%	29.9%
Selling and marketing	18,066	20,540	(2,474)	(12.0)%	22.5%	29.2%
Research and development	17,755	16,981	774	4.6%	22.2%	24.1%
General and administrative	11,901	9,691	2,210	22.8%	14.9%	13.8%
Depreciation and amortization	11,033	8,394	2,639	31.4%	13.8%	11.9%
Restructuring expenses	4,048	8,655	(4,607)	(53.2)%	5.1%	12.3%
Total operating expenses	$82,330	$85,294	$(2,964)	(3.5)%	102.8%	121.1%

Cost of Revenue
Cost of revenue decreased by $1.5 million to $19.5 million during the three months ended March 31, 2023 compared to $21.0 million during the three months ended March 31, 2022. As a percentage of revenue, cost of revenue decreased from 29.9% for the three months ended March 31, 2022 to 24.4% for the three months ended March 31, 2023. The decrease was primarily related to an increase in advertising revenue which does not incur platform fees, and a reduction in royalty expenses associated with our revenue.
Selling and Marketing
Selling and marketing expenses decreased by $2.5 million to $18.1 million during the three months ended March 31, 2023 compared to $20.5 million during the three months ended March 31, 2022. The decrease was primarily due to a reduction of user acquisition costs of $2.7 million. As a percentage of revenue, selling and marketing expenses decreased from 29.2% for the three months ended March 31, 2022 to 22.5% for the three months ended March 31, 2023.
Research and Development
Research and development expenses increased by $0.8 million to $17.8 million during the three months ended March 31, 2023 compared to $17.0 million during the three months ended March 31, 2022. The increase was primarily due to an increase of employee costs of $2.2 million and an increase of other research and development costs of $0.6 million. This was offset by a reduction of $1.2 million of stock based compensation and $0.8 million of outside services.
General and Administrative
General and administrative expenses increased by $2.2 million to $11.9 million during the three months ended March 31, 2023 compared to $9.7 million during the three months ended March 31, 2022. The increase was primarily due to $2.4 million of additional employee costs and an increase of other general and administrative expense of $0.6 million. This increase was offset by a reduction of $0.7 million of stock based compensation.
Depreciation and Amortization
Depreciation and amortization expenses increased by $2.6 million to $11.0 million during the three months ended March 31, 2023 compared to $8.4 million during the three months ended March 31, 2022. The increase was primarily due to the acquisitions of Brainium and WonderBlocks, license renewals, and additional deprecation of property and equipment.
Restructuring Expenses
Restructuring expenses decreased by $4.6 million from the three months ended March 31, 2022 to the three months ended March 31, 2023. The decrease was primarily due to an $8.4 million non-cash impairment charge related to the suspension of Kingdom Boss development. This decrease was offset by an increase of $2.3 million related to the internal reorganization and $1.5 million in fees related to various merger and acquisition opportunities.
Other Expense, Net
The following table summarizes our consolidated non-operating expense for each applicable period (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Change in fair value of warrant liabilities	$(1,058)	$(2,716)	$1,658	61.0%
Interest expense	895	(5)	900	18000.0%
Other (expense) income	60	187	(127)	(67.9)%
Total other expense, net	$(103)	$(2,534)	$2,431	(95.9)%
The change in fair value of warrant liabilities is related to the warrants discussed in Note 11—Warrant Liabilities to our consolidated financial statements herein. Interest expense is related to the unused commitment fees and debt issue costs associated with the Credit Agreement and the Private Venture Growth Capital Loan, respectively, as discussed in Note 14—Long-Term Debt to our consolidated financial statements herein. Other (expense) income primary relates to gains or (losses) from equity investments and gains or (losses) from foreign currency transactions with our foreign subsidiaries.

Provision for Income Taxes
Provision for income taxes resulted in a tax expense of $0.3 million for the three months ended March 31, 2023, compared to a tax expense of $7.8 million for the three months ended March 31, 2022. Our effective tax rate was (11.3)% for the three months ended March 31, 2023 compared to our statutory tax rate of 21%. Our effective tax rate was increased for non-deductible stock options, the deduction of foreign taxes, and for the recognition of estimated state taxes. Our effective tax rate was decreased by additional foreign taxes paid related to a settlement with the Israel Tax Authority, the recognition of additional state tax liabilities due to an updated nexus study, and the fair value adjustment of the warrant liability.
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
The following table sets forth the reconciliation of AEBITDA and AEBITDA Margin to net loss and net loss margin, the most directly comparable GAAP measure (in thousands, except percentages).

	Three Months Ended March 31,
	2023	2022
Net loss	$(2,570)	$(25,212)
Depreciation & amortization	11,033	8,394
Income tax expense	260	7,835
Stock-based compensation expense	4,853	6,868
Change in fair value of warrant liability	1,058	2,716
Change in fair value of contingent consideration	(53)	—
Restructuring and related(1)	4,048	8,655
Other, net(2)	(864)	(182)
AEBITDA	17,765	9,074

GAAP Revenue	80,123	70,451

Margin as a % of revenue
Net loss margin	(3.2)%	(35.8)%
AEBITDA Margin	22.2%	12.9%

(1)Amounts reported during the three months ended March 31, 2023 relate to the internal reorganization, including severance-related costs, and fees related to evaluating various merger and acquisition opportunities. Amounts reported during the three months ended March 31, 2022 consist of fees related to evaluating various merger and acquisition opportunities, severance-related costs, and a non-cash impairment charge related to the suspension of Kingdom Boss development.

(2)Amounts reported in “Other, net” include interest expense, interest income, gains/losses from equity investments, foreign currency gains/losses, and non-cash gains/losses on the disposal of assets.

Liquidity and Capital Resources
As of March 31, 2023, we had cash and cash equivalents of $127.5 million, which consisted of cash on hand and money market mutual funds. Historically, we have funded our operations, including capital expenditures, primarily through cash flow from operating activities. We believe that our existing cash and cash equivalents, the cash generated from operations, and the borrowing capacity under our Credit Agreement as described below will be sufficient to fund our operations and capital expenditures for at least the next twelve (12) months. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure, or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds or we may decide to do so opportunistically.
Debt
For a description of the Credit Agreement, see Note 14—Long-Term Debt in our Condensed Consolidated Financial Statements and Liquidity and Capital Resources in our Annual Report on Form 10-K for the year ended December 31, 2022.
As of March 31, 2023, we do not have any outstanding amounts under the Credit Agreement.
Cash Flows
The following tables present a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$4,503	$11,585
Net cash used in investing activities	(7,618)	(5,107)
Net cash (used in) provided by financing activities	(3,490)	130
Effect of exchange rate on cash and cash equivalents	89	(145)
(Decrease) increase in cash and cash equivalents	(6,516)	6,463
Operating Activities
During the three months ended March 31, 2023, operating activities provided $4.5 million of net cash as compared to $11.6 million during the three months ended March 31, 2022. The decrease in cash provided from operating activities was primarily due to a unfavorable change in operating assets and liabilities, including the increase in accounts receivable of $6.9 million due to timing fluctuations in receivables collection.
Investing Activities
Our investing activities are composed of cash used for game development and purchase of property and equipment.
During the three months ended March 31, 2023, investing activities used $7.6 million of net cash as compared to $5.1 million during the three months ended March 31, 2022. The change in cash used in investing activities was due to the Company receiving payments of $2.3 million for notes receivable during the three months ended March 31, 2022.
Financing Activities
Our cash flow (used in) provided by financing activities primarily consists of payments for share repurchases partially offset by proceeds from the exercise of stock options.
During the three months ended March 31, 2023, financing activities used $3.5 million of net cash as compared to providing $0.1 million of cash during the three months ended March 31, 2022. The increase in cash used in financing activities was due to $5.4 million of share repurchases made during the three months ended March 31, 2023. This was offset by $1.9 million of cash provided by stock options exercises.

Contractual Obligations, Commitments, and Contingencies
As of March 31, 2023, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Except as described in Note 2—Summary of Significant Accounting Policies, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our 2022 Annual Report on Form 10-K, filed with the SEC on March 10, 2023.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, investment risk, and foreign currency risk as follows:
Interest Rate Risk
Our exposures to market risk for changes in interest rates relate primarily to our Credit Agreement. The Credit Agreement and our Revolver are floating rate facilities. Therefore, fluctuations in interest rates will impact the amount of interest expense we incur and have to pay. We did not have any borrowings outstanding under our Credit Agreement at March 31, 2023 and December 31, 2022, respectively
We do not purchase or hold any derivative financial instruments for trading purposes.
Investment Risk
We had cash and cash equivalents totaling $127.5 million and $134.0 million as of March 31, 2023 and December 31, 2022, respectively. Our investment policy and strategy primarily attempt to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents primarily consist of cash on hand and money market mutual funds. We have not entered into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would have increased or decreased our interest income for a twelve-month period by an immaterial amount.
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
However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses, as well as leases and certain other operating expenses, are denominated in New Israeli Shekels, or NIS. We also have foreign currency risks related to our operating expenses denominated in currencies other than the U.S. Dollar, including the Hong Kong Dollar, Euro, Mexican Peso, Serbian Dinar, Singapore Dollar and Vietnamese Dong. Accordingly, changes in exchange rates in the future may negatively affect our future operating results as expressed in U.S. Dollars.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings
From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding legal proceedings and other claims in which we are involved, see Note 17—Commitments and Contingencies.
Item 1A.    Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to those factors previously disclosed in our 2022 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about share repurchases made by us of our Class A common stock during the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program[3] (In thousands)
January 1, 2023 - January 31, 2023	987,895	$4.24	987,895	$41,189
February 1, 2023 - February 28, 2023	265,834	$4.47	265,834	$40,000
March 1, 2023 - March 31, 2023	—	$—	—	$40,000

1.The repurchases are being executed from time to time, subject to general business and market conditions, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 trading plans, pursuant to a stock repurchase program. On November 10, 2021, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, within a 12 month period, up to $50.0 million of the Company’s Class A common stock at such times and in such amounts as the Company’s Board of Directors deems appropriate, based on factors such as market conditions, legal requirements, and other business considerations. The Company publicly announced the approval of such stock repurchase program on November 12, 2021. On November 2, 2022, the Company’s Board of Directors approved an extension of the time period for repurchases under the stock repurchase program for an additional 12 months from November 10, 2022 to November 10, 2023. The Company publicly announced the extension of such time period on November 8, 2022. See Note 18—Stockholders' Equity for additional information relating to share repurchases.
2.Average price paid per share excludes costs associated with the repurchases.
3.From April 1, 2023 through May 8, 2023, the Company acquired an additional 1.3 million shares of Class A common stock under this program at an aggregate purchase price of $5.7 million and an average purchase price of $4.24 per share. As of May 8, 2023, the Company has remaining authorization to repurchase up to $34.3 million of the Company's Class A common stock under the stock repurchase program described in footnote 1 above.

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

PLAYSTUDIOS, Inc.

Date:	May 9, 2023	By:	/s/ Andrew Pascal
		Name:	Andrew Pascal
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2023	By:	/s/ Scott Peterson
		Name:	Scott Peterson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)