Form 10-Q
period 2023-06-30
PLAYSTUDIOS, Inc.
filed 2023-08-04
CIK 1823878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 31, 2023, there were 116,483,127 shares of Class A common stock, $0.0001 par value per share, and 16,457,769 shares of Class B common stock, $0.0001 par value per share, outstanding.

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
•our ability to successfully identify, close and integrate acquisitions to contribute to our growth objectives;
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors; and
•the impact of public health epidemics or pandemics (including COVID-19) on our business .

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

PART I.    Financial Information
Item 1.        Financial Statements
PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value amounts)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$127,667	$134,000
Receivables	29,620	27,016
Prepaid expenses and other current assets	12,229	14,963
Total current assets	169,516	175,979
Property and equipment, net	17,506	17,532
Operating lease right-of-use assets	13,033	15,562
Intangibles assets and internal-use software, net	77,356	77,231
Goodwill	47,133	47,133
Deferred income taxes	17,294	13,969
Other long-term assets	3,631	4,603
Total non-current assets	175,953	176,030
Total assets	$345,469	$352,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	2,714	4,425
Warrant liabilities	6,517	3,682
Operating lease liabilities, current	4,538	4,571
Accrued liabilities	24,381	21,473
Total current liabilities	38,150	34,151
Minimum guarantee liability	1,500	1,500
Operating lease liabilities, non-current	9,190	11,660
Other long-term liabilities	1,384	2,385
Total non-current liabilities	12,074	15,545
Total liabilities	$50,224	$49,696
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value (100,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022)	—	—
Class A common stock, $0.0001 par value (2,000,000 shares authorized, 120,727 and 116,756 shares issued, and 116,004 and 115,635 shares outstanding as of June 30, 2023 and December 31, 2022, respectively)	11	11
Class B common stock, $0.0001 par value (25,000 shares authorized, 16,457 and 16,457 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively).	2	2
Additional paid-in capital	302,528	290,337
Retained earnings	13,427	16,756
Accumulated other comprehensive loss	(629)	(151)
Treasury stock, at cost, 4,723 and 1,166 shares at June 30, 2023 and December 31, 2022, respectively	(20,094)	(4,642)
Total stockholders’ equity	295,245	302,313
Total liabilities and stockholders’ equity	$345,469	$352,009
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$77,793	$68,353	$157,916	$138,804
Operating expenses:
Cost of revenue(1)	18,887	20,921	38,414	41,954
Selling and marketing	18,431	19,547	36,497	40,087
Research and development	18,381	14,470	36,136	31,451
General and administrative	11,040	9,208	22,941	18,899
Depreciation and amortization	11,116	8,288	22,149	16,682
Restructuring and related	1,784	1,517	5,832	10,172
Total operating costs and expenses	79,639	73,951	161,969	159,245
Loss from operations	(1,846)	(5,598)	(4,053)	(20,441)
Other income (expense), net:
Change in fair value of warrant liabilities	(1,777)	(821)	(2,835)	(3,537)
Interest income, net	1,262	212	2,157	207
Other income (expense), net	1,044	(548)	1,104	(361)
Total other income (expense), net	529	(1,157)	426	(3,691)
Loss before income taxes	(1,317)	(6,755)	(3,627)	(24,132)
Income tax benefit	558	12,258	298	4,423
Net (loss) income	$(759)	$5,503	$(3,329)	$(19,709)

Net (loss) income per share attributable to Class A and Class B common stockholders:
Basic	$(0.01)	$0.04	$(0.03)	$(0.16)
Diluted	$(0.01)	$0.04	$(0.03)	$(0.16)
Weighted average shares of common stock outstanding:
Basic	132,144	127,187	132,137	126,765
Diluted	132,144	146,197	132,137	126,765

(1)Amounts exclude depreciation and amortization.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(759)	$5,503	$(3,329)	$(19,709)
Other comprehensive loss:
Change in foreign currency translation adjustment(1)	(535)	(396)	(478)	(402)
Total other comprehensive loss	(535)	(396)	(478)	(402)
Comprehensive (loss) income	$(1,294)	$5,107	$(3,807)	$(20,111)

(1)These amounts are presented gross of the effect of income taxes. The total change in foreign currency translation adjustment and the corresponding effect of income taxes are immaterial.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Retained Earnings
Balance as of March 31, 2022	110,339	$11	16,130	$2	$276,621	$387	$9,327	$286,348
Net income	—	—	—	—	—	—	5,503	5,503
Exercise of stock options	673	—	—	—	558	—	—	558
Issuance of shares upon vesting of restricted stock units	871	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,577	—	—	3,577
Other comprehensive loss	—	—	—	—	—	(396)	—	(396)
Balance as of June 30, 2022	111,883	$11	16,130	$2	$280,756	$(9)	$14,830	$295,590

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Retained Earnings
Balance as of December 31, 2021	110,066	$11	16,130	$2	$268,522	$393	$34,539	$303,467
Net loss	—	—	—	—	—	—	(19,709)	(19,709)
Exercise of stock options	786	—	—	—	689	—	—	689
Issuance of shares upon vesting of restricted stock units	1,031	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,545	—	—	11,545
Other comprehensive loss	—	—	—	—	—	(402)	—	(402)
Balance as of June 30, 2022	111,883	$11	16,130	$2	$280,756	$(9)	$14,830	$295,590

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Retained Earnings	Treasury Stock
Balance as of March 31, 2023	116,447	$11	16,457	$2	$297,662	$(94)	$14,186	(10,048)	301,719
Net loss	—	—	—	—	—	—	(759)	—	(759)
Exercise of stock options	1,066	—	—	—	540	—	—	—	540
Restricted stock vesting, net of shares withheld	794	—	—	—	(1,240)	—	—	—	(1,240)
Stock-based compensation	—	—	—	—	5,566	—	—	—	5,566
Repurchase of common stock	(2,303)	—	—	—	—	—	—	(10,046)	(10,046)
Other comprehensive loss	—	—	—	—	—	(535)	—	—	(535)
Balance as of June 30, 2023	116,004	$11	16,457	$2	$302,528	$(629)	$13,427	(20,094)	$295,245

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Retained Earnings	Treasury Stock
Balance as of December 31, 2022	115,635	$11	16,457	$2	$290,337	$(151)	$16,756	(4,642)	302,313
Net loss	—	—	—	—	—	—	(3,329)	—	(3,329)
Exercise of stock options	2,651	—	—	—	2,456	—	—	—	2,456
Restricted stock vesting, net of shares withheld	1,275	—	—	—	(1,240)	—	—	—	(1,240)
Stock-based compensation	—	—	—	—	10,975	—	—	—	10,975
Repurchase of common stock	(3,557)	—	—	—	—	—	—	(15,452)	(15,452)
Other comprehensive loss	—	—	—	—	—	(478)	—	—	(478)
Balance as of June 30, 2023	116,004	$11	16,457	$2	$302,528	$(629)	$13,427	(20,094)	$295,245

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,329)	$(19,709)
Adjustments:
Depreciation and amortization	22,149	16,682
Amortization of loan costs	76	68
Stock-based compensation expense	10,047	10,008
Change in fair value of warrant liabilities	2,835	3,537
Change in fair value of contingent consideration	(950)	—
Asset impairments	935	8,353
Deferred income tax expense	(3,272)	(4,567)
Other	(126)	(120)
Changes in operating assets and liabilities
Receivables	(4,003)	2,429
Prepaid expenses and other current assets	1,313	2,480
Income tax receivable	(1,851)	262
Accounts payable & accrued liabilities	(1,020)	1,912
Other	1,077	(393)
Net cash provided by operating activities	23,881	20,942
Cash flows from investing activities:
Purchase of property and equipment	(2,825)	(4,028)
Additions to internal-use software	(11,428)	(10,403)
Other	65	2,348
Net cash used in investing activities	(14,188)	(12,083)
Cash flows from financing activities:
Proceeds from stock option exercises	2,458	689
Payments for tax withholding of stock-based compensation	(1,240)	—
Payment for tender offer of warrants	—	(1,792)
Payments for minimum guarantee obligations	(1,333)	—
Repurchases of treasury stock	(15,452)	—
Net cash used in financing activities	(15,567)	(1,103)
Foreign currency translation	(459)	(620)
Net change in cash and cash equivalents	(6,333)	7,136
Cash and cash equivalents at beginning of period	134,000	213,502
Cash and cash equivalents at end of period	$127,667	$220,638

Supplemental cash flow disclosures:
Interest paid	$82	$73
Income taxes paid, net of refunds	1,616	72
Non-cash investing and financing activities:
Capitalization of stock-based compensation	$928	$1,537
Additions to other investments	—	1,000
Increase in property and equipment included in accounts payable and other long-term liabilities	716	824
Additions to intangible assets related to licensing agreements	6,865	—
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
The significant accounting policies referenced in the annual consolidated financial statements of the Company as of March 31, 2022 have been applied consistently in these unaudited interim consolidated financial statements. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position as of June 30, 2023, and its results of operations for the three and six months ended June 30, 2023, and 2022, and cash flows for the six months ended June 30, 2023, and 2022. The Consolidated Balance Sheet as of December 31, 2022 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Company made certain reclassifications to the comparative balances in the condensed consolidated financial statements to conform with current year presentation.
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
Emerging Growth Company
At June 30, 2023, the Company qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company has

taken and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has opted to take advantage of such extended transition period available to emerging growth companies which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company can adopt the new or revised standard at the time private companies adopt the new or revised standard. The Company did not lose its emerging growth company status through December 31, 2023. As a result, the Company does not expect to adopt any accounting pronouncements currently deferred based on private company standards until a year subsequent to 2022. The Company will reevaluate its eligibility to retain emerging growth company status at the end of its second quarter of 2024, and otherwise as required.
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
NOTE 3—BUSINESS COMBINATIONS
WonderBlocks Acquisition
On August 2, 2022, playBLOCKS, Inc., a newly formed wholly-owned subsidiary of the Company ("playBLOCKS") entered into an agreement with WonderBlocks Labs, Inc. (“WonderBlocks"), which provides tools for the development of a play-to-earn loyalty platform for digital entertainment on the Ethereum blockchain, pursuant to which playBLOCKS acquired substantially all of the assets of WonderBlocks. playBLOCKS paid WonderBlocks $2.0 million less Indebtedness (borrowed money and accrued interest, including debt to the Company) at closing. We believe this acquisition will allow us to enhance our playAWARDS model with new Web3 features and capabilities.
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

Consideration:	October 12, 2022
Cash consideration	$73,457
Contingent consideration	1,797
Total consideration transferred	$75,254

Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$3,738
Accounts receivable	3,190
Property and equipment	4,042
Operating lease assets	4,195
Trade names (weighted-average useful life of 10 years)	1,500
Developed technology (weighted-average useful life of 5 years)	12,600
Customer relationships (weighted-average useful life of 5 years)	12,000
Other assets	740
Liabilities assumed	(7,649)
Total identifiable net assets	$34,356

Goodwill	$40,898

NOTE 4—RELATED-PARTY TRANSACTIONS
The following table is a summary of balance sheet assets and liabilities from related parties:

	June 30, 2023	December 31, 2022	Financial Statement Line Item
Marketing Agreement	$1,000	$1,000	Intangibles, net
The Company did not have any net revenue recognized from related parties during the three and six months ended June 30, 2023 and 2022.
The Company’s expenses recognized from related parties were immaterial during the three and six months ended June 30, 2023 and 2022.
MGM Resorts International (“MGM”)
MGM is a stockholder and MGM's Chief Commercial Officer also serves on the Company’s Board of Directors. MGM owned approximately 16.6 million and 16.6 million shares of the Company's outstanding Class A common stock as of June 30, 2023 and December 31, 2022, respectively.
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
NOTE 5—RECEIVABLES
Receivables consist of the following:

	June 30, 2023	December 31, 2022
Trade receivables	$29,024	$25,020
Other receivables	596	1,996
Total receivables	$29,620	$27,016
Trade receivables generally represent amounts due to the Company from social and mobile platform operators, including Apple, Google, Amazon and Facebook. Trade receivables are recorded when the right to consideration becomes unconditional. No allowance for doubtful accounts was considered necessary as of June 30, 2023 and December 31, 2022.
Concentration of Credit Risk
The following table summarizes the major receivables of the Company as a percentage of the total receivables as of the dates indicated:

	June 30, 2023	December 31, 2022
Apple, Inc.	45.1%	33.6%
Google, Inc.	21.2%	27.2%
As of June 30, 2023 and December 31, 2022, the Company did not have any additional counterparties that exceeded 10% of the Company’s net accounts receivable.
During the year ended December 31, 2021, the Company entered into agreements pursuant to which the Company acquired the rights to develop and operate Tetris®-branded mobile games. As contemplated in the agreements, the Company agreed to an $8.0 million Advance Payment (as defined in Note 17—Commitments and Contingencies). If the Company and the counterparty fail to perform according to the terms of the agreements, the maximum amount of loss which the Company may incur as of June 30, 2023 is $4.0 million related to the Advance Payment, which is reported within the Prepaid Expenses and Other Current Assets line item on the Consolidated Balance Sheets.

NOTE 6—PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	June 30, 2023	December 31, 2022
Prepaid expenses	$4,066	5,148
Income tax receivable	3,655	1,372
Other current assets	4,508	8,443
Total other current assets	$12,229	$14,963
NOTE 7—FAIR VALUE MEASUREMENT
The carrying values of the Company’s cash and cash equivalents, trade receivables and accounts payable approximate fair value due to their short maturities.
The following tables present the liabilities measured at fair value on a recurring basis, by input level, in the Consolidated Balance Sheets at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$3,811	—	—	3,811
Private Warrants	—	2,706	—	2,706
Total financial liabilities	$3,811	$2,706	$—	$6,517

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$2,153	—	—	2,153
Private Warrants	—	1,529	—	1,529
Total financial liabilities	$2,153	$1,529	$—	$3,682

NOTE 8—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	June 30, 2023	December 31, 2022
Land and land improvements	$1,421	1,382
Building and building improvements	3,705	3,705
Computer equipment	9,099	9,423
Leasehold improvements	11,006	10,204
Purchased software	2,699	4,471
Furniture and fixtures	3,602	3,553
Construction in progress	1,676	648
Total property and equipment	33,208	33,386
Less: accumulated depreciation	(15,702)	(15,854)
Total property and equipment, net	$17,506	$17,532
The aggregate depreciation expense for property and equipment, net is reflected in “Depreciation and amortization” in the Condensed Consolidated Statements of Operations. During the three months ended June 30, 2023 and 2022, depreciation expense was $1.4 million and $1.0 million, respectively, and during the six months ended June 30, 2023 and

2022, depreciation expense was $3.0 million and $1.8 million, respectively. No impairment charges or material write-offs were recorded for the three and six months ended June 30, 2023 and 2022.
Property and equipment, net by region consists of the following:

	June 30, 2023	December 31, 2022
United States	$13,060	$12,331
EMEA(1)(2)	2,999	3,756
All other countries(2)	1,447	1,445
Total property and equipment, net	$17,506	$17,532

(1)Europe, Middle East, and Africa (“EMEA”).
(2)Amounts primarily represent leasehold improvements of local office space and computer equipment.

NOTE 9—INTANGIBLE ASSETS AND INTERNAL-USE SOFTWARE, NET
Intangible Assets
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset other than goodwill:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Licenses	$27,905	$(13,109)	$14,796	$21,040	$(7,962)	$13,078
Acquired technology	15,003	(2,331)	12,672	15,003	(830)	14,173
Customer relationships	12,000	(1,800)	10,200	12,000	(600)	11,400
Trade names	2,740	(1,353)	1,387	2,740	(1,278)	1,462
Internal-use software	158,155	(120,953)	37,202	145,798	(109,680)	36,118
Other	99	—	99	—	—	—
	215,902	(139,546)	76,356	196,581	(120,350)	76,231
Nonamortizable intangible assets:
Marketing Agreement with a related party	1,000	—	1,000	1,000	—	1,000
Total intangible assets	$216,902	$(139,546)	$77,356	$197,581	$(120,350)	$77,231
During the three months ended June 30, 2023 and 2022, the Company capitalized internal-use software development costs of $5.9 million and $5.3 million, and during the six months ended June 30, 2023 and 2022, capitalized internal-use software development costs were $12.4 million and $11.9 million, respectively.
During the three months ended June 30, 2023 and 2022, intangible asset and internal-use software amortization was $9.7 million and $7.3 million, respectively, and during the six months ended June 30, 2023 and 2022, intangible asset and internal-use software amortization were $19.2 million and $14.9 million, respectively. The aggregate amortization expense for amortizable intangible assets and internal-use software is reflected in “Depreciation and amortization” in the Consolidated Statements of Operations.
There were no impairment charges for intangible assets or internal-use software for the three and six months ended June 30, 2023 and for the three months ended June 30, 2022. During the six months ended June 30, 2022, the Company suspended further development of Kingdom Boss, resulting in a change in the useful life of the assets associated with

Kingdom Boss. The Company recorded an $8.4 million non-cash impairment charge during the first quarter of 2022 within "Restructuring and related" in the Condensed Consolidated Statement of Operations.

As of June 30, 2023, the estimated annual amortization expense is as follows:

Year Ending December 31,	Projected Amortization Expense
Remaining 2023	$19,842
2024	30,652
2025	14,002
2026	6,950
2027	4,127
Thereafter	783
Total	$76,356
NOTE 10—GOODWILL
Goodwill
The following table provides the changes in the carrying amount of goodwill for the six months ended June 30, 2023 and December 31, 2022:

	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance as of December 31, 2022	47,133	—	47,133
Additions from acquisitions	—	—	—
Measurement period adjustments	—	—	—
Balance as of June 30, 2023	$47,133	$—	$47,133
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
At June 30, 2023, there were approximately 5.4 million Public Warrants and 3.8 million Private Warrants outstanding.
NOTE 12—ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	June 30, 2023	December 31, 2022
Accrued payroll and vacation	11,107	9,666
Accrued user acquisition	4,937	4,183
Income taxes payable	1,134	702
Minimum guarantee liability	2,987	1,500
Other accruals	4,216	5,422
Total accrued liabilities	$24,381	$21,473

NOTE 13—LEASES
The Company's operating leases primarily consist of real estate leases such as offices. During the three months ended June 30, 2023 and 2022, operating lease expense was $1.2 million and $1.0 million, respectively, and during the six ended June 30, 2023 and 2022, operating lease expense was $2.5 million and $2.1 million, respectively. The Company does not have any finance leases. Total variable and short-term lease payments were immaterial for all periods presented.

Supplemental balance sheet information related to operating leases are as follows:

	June 30, 2023	December 31, 2022
Operating lease right-of-use assets, net	$13,033	$15,562

Operating lease liabilities, current	$4,538	$4,571
Operating lease liabilities, noncurrent	9,190	11,660
Operating lease liabilities, total	$13,728	$16,231

Weighted average remaining lease term, years	3.7	4.0
Weighted average discount rate	3.4%	3.3%

Operating lease liability maturities:

Year ending December 31,	Operating Leases
Remaining 2023	$2,438
2024	4,646
2025	2,871
2026	2,541
2027	1,751
Thereafter	382
Total undiscounted cash flows	$14,629
Less: imputed interest	(901)
Lease liabilities, total	$13,728
As of June 30, 2023, the Company did not have material additional operating leases that have not yet commenced.

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
The Company capitalized a total of $0.7 million in debt issuance costs related to the Credit Agreement and subsequent amendments. As of June 30, 2023, the Company did not have any balances outstanding under the Credit Agreement.

NOTE 15—REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table summarizes the Company’s revenue disaggregated by type, and by over time or point in time recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Virtual currency (over time)(1)	$61,621	$63,835	$126,006	$129,770
Advertising (point in time)	14,333	3,482	27,418	7,557
Other revenue (point in time or over time)	1,839	1,036	4,492	1,477
Total net revenue	$77,793	$68,353	$157,916	$138,804

(1)Virtual currency is recognized over the estimated consumption period.

The following table summarizes the Company’s revenue disaggregated by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$66,597	$60,042	$136,152	$122,145
All other countries	11,196	8,311	21,764	16,659
Total net revenue	$77,793	$68,353	$157,916	$138,804
Contract Balances
Contract assets represent the Company’s ability to bill customers for performance obligations completed under a contract. As of June 30, 2023 and December 31, 2022, there were no contract assets recorded in the Company’s consolidated balance sheet. The deferred revenue balance related to the purchase of virtual currency was immaterial as of June 30, 2023 and December 31, 2022. The opening and closing balance of trade receivables is further described in Note 5—Receivables.
NOTE 16—INCOME TAXES
The Company recorded an income tax benefit of $0.6 million and $12.3 million for the three months ended June 30, 2023 and 2022, respectively, and the Company recorded an income tax benefit of $0.3 million and $4.4 million for the six months ended June 30, 2023 and 2022, respectively. Our effective tax rate was 42.4% for the three months ended June 30, 2023 compared to 181.5% for the three months ended June 30, 2022. Our effective tax rate was 8.2% for the six months ended June 30, 2023 compared to 18.3% for the six months ended June 30, 2022. The effective tax rates differ from the federal statutory rate of 21% primarily due to nondeductible stock compensation, the recognition of additional state tax liabilities due to an updated nexus study, the fair value adjustment to the warrant liability, and the effect of additional foreign taxes paid related to a settlement with the Israel Tax Authority.

NOTE 17—COMMITMENTS AND CONTINGENCIES
Minimum Guarantee Liability
The following are the Company’s total minimum guaranteed obligations as of:

	June 30, 2023	December 31, 2022
Minimum guarantee liability-current	$2,987	$1,500
Minimum guarantee liability-noncurrent	1,500	1,500
Total minimum guarantee obligations	$4,487	$3,000
Weighted-average remaining contractual term (in years)	1.5	2.0

The following are the Company’s remaining expected future payments of minimum guarantee obligations as of June 30, 2023:

Year Ending December 31,	Minimum Guarantee Obligations
Remaining 2023	$2,987
2024	1,500
2025	—
2026	—
2027	—
Total	$4,487
N3TWORK, Inc.
On November 22, 2021, the Company entered into agreements with N3TWORK Inc. and The Tetris Company, LLC pursuant to which the Company acquired the rights to develop and operate Tetris®-branded mobile games for an initial term through August 2024. The Company paid N3TWORK Inc. $13.0 million at closing and agreed to pay up to an additional $34.0 million subject to satisfaction of certain conditions (the "Contingent Payments"). As of June 30, 2023, the Company advanced $8.0 million of the Contingent Payments (the "Advance Payment"). $4.0 million of the Advance Payment was considered earned as of June 30, 2023. The remaining Advance Payment is included within "Prepaid expenses and other current assets" within the Condensed Consolidated Balance Sheets.
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
In May 2021, the Company became party to a litigation matter brought by TeamSava d.o.o. Beograd (“TeamSava”) and other related parties. The plaintiffs filed a Statement of Claim in May 2021 in Tel Aviv District Court in Israel, alleging claims, among other things, that the Company breached the terms of a commercial contract relating to services provided by TeamSava and related parties in connection with the sourcing and administrative management of personnel in Serbia who provided game development services exclusively for the Company. The pending litigation seeks damages of 27.3 million New Israeli Shekels ("NIS"). The Company believes that the claims are without merit and the Company intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of this litigation. The Company’s range of possible loss could be up to 27.3 million NIS based on the claim amount of the litigation, but the Company is not able to reasonably estimate the probability or amount of loss relating to this litigation and therefore has not made any accruals.
On April 6, 2022, a class action lawsuit was filed in the United States District Court, Northern District of California, by a purported Company shareholder in connection with alleged federal securities law violations: Christian A. Felipe et. al. v. PLAYSTUDIOS, Inc. (the “Felipe Complaint”). On July 15, 2022, the Felipe Complaint was transferred to the United States District Court for the District of Nevada, Southern Division. On October 4, 2022, the plaintiffs filed an amendment to the Felipe Complaint. The Felipe Complaint names the Company, several current and former board members of the Company, board members and officers of Acies Acquisition Corp., and Andrew Pascal, the Company’s Chairman and CEO, as defendants. The Felipe Complaint alleges misrepresentations and omissions regarding the state of the Company’s development of the Kingdom Boss game and its financial projections and future prospects in the S-4 Registration Statement filed by Acies that was declared effective on May 25, 2021, the Proxy Statement filed by Acies on May 25, 2021, and other public statements that touted Old PLAYSTUDIOS’ and the Company’s financial performance and operations, including statements made on earnings calls and the Amended S-1 Registration Statement filed by the Company that was declared effective on July 30, 2021. The Felipe Complaint alleges that the misrepresentations and omissions resulted in stock price drops of 13% on August 12, 2021, and 5% on February 25, 2022, following (i) the Company’s release of financial results for the second quarter of 2021, ended on June 30, 2021, and (ii) the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and issuance of a press release summarizing financial results for the fourth quarter and year ended December 31, 2021, respectively. The Felipe Complaint seeks an award of damages for an unspecified amount. The

Company believes that the claims are without merit and the Company intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of this litigation. The Company is not able to reasonably estimate the probability or amount of loss relating to this litigation and therefore has not made any accruals.
On March 8, 2023, a civil lawsuit was filed against PLAYSTUDIOS US, LLC in the Circuit Court of Franklin County Alabama, by a purported player of a game operated by PLAYSTUDIOS US, LLC claiming that the games operated by PLAYSTUDIOS US, LLC constitute illegal gambling under Alabama law and seeking to recover, under Alabama’s loss recovery act, all sums paid by Alabama residents to PLAYSTUDIOS US, LLC in its online gambling games during the period beginning one year before the filing of the complaint until the case is resolved. The Company believes the claims are without merit and intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of this litigation. The Company is not able to reasonably estimate the probability or amount of loss relating to this litigation and therefore has not made any accruals.
On May 9, 2023, a Demand for Arbitration was delivered to PLAYSTUDIOS US, LLC on behalf of a purported player of a game operated by PLAYSTUDIOS US, LLC claiming the games operated by PLAYSTUDIOS US, LLC constitute illegal gambling under Kentucky law and seeking to recover, under Kentucky’s loss recovery act, all monies "lost" by the player, and treble the amount of any and all monies PLAYSTUDIOS US, LLC has obtained from all players accessing its games while within the Commonwealth of Kentucky from the date five years and six months prior to receipt of the original notice of demand from the client dated February 10, 2023. The Company believes the claims are without merit and intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of this litigation. The Company is not able to reasonably estimate the probability or amount of loss relating to this matter and therefore has not made any accruals.
On February 28, 2023, the Company initiated an internal reorganization plan which is intended to enhance efficiency and reduce operating expenses. The reorganization plan included a reduction of the Company’s total global employee headcount by approximately 14 percent, which was substantially completed by the end of the second quarter of fiscal year 2023.
The Company incurred $3.2 million of costs related to the internal reorganization plan and estimates that it will incur approximately $3.5 million in total charges in connection with the plan. These charges primarily relate to employee transition, severance payments, employee benefits, stock-based compensation, and lease termination costs which are included within "Restructuring and related" within the Condensed Consolidated Statements of Operations.
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
For the three and six months ended June 30, 2023, changes in liabilities resulting from the severance charges and related accruals were as follows:

Severance and Related
Balance as of December 31, 2022	$—
Charges	$2,475
Payments	$(620)
Balance as of March 31, 2023	$1,854
Charges	$710
Payments	$(1,515)
Balance as of June 30, 2023	$1,050

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
Accumulated Other Comprehensive Loss
The following tables shows a summary of changes in accumulated other comprehensive income (loss):

	Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(151)	$(151)
Foreign currency translation	(478)	(478)
Balance as of June 30, 2023	$(629)	$(629)

	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2021	$393	$393
Foreign currency translation	(402)	(402)
Balance as of June 30, 2022	$(9)	$(9)
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
As of June 30, 2023, the Company has acquired 4.7 million shares of its Class A common stock under this program at an aggregate value of $20.0 million and an average of $4.23 per share. Repurchased shares were held in treasury. The remaining availability under the November 2022 $50.0 million stock repurchase program was $30.0 million as of June 30, 2023.

NOTE 19—STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Selling and marketing	$195	$162	$379	$481
General and administrative	2,654	1,403	5,112	4,552
Research and development	2,345	1,576	4,556	4,975
Stock-based compensation expense	$5,194	$3,141	$10,047	$10,008
Capitalized stock-based compensation	$372	$436	$928	$1,537
As of June 30, 2023, there was approximately $0.7 million and $43.4 million in unrecognized stock-based compensation expense related to stock options and restricted stock units that are expected to be recognized over a weighted-average expected vesting period of 1.1 years and 2.8 years, respectively. During the three months ended June 30, 2023 and 2022, the Company granted 1.1 million and 0.6 million restricted stock units, respectively, and during the six months ended June 30, 2023 and 2022, the Company granted 4.0 million and 8.5 million restricted stock units, respectively.

NOTE 20—NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss attributable to Class A and Class B common stockholders per share (in thousands except per share data):

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022

	Class A	Class B	Class A	Class B
Numerator
Net (loss) income attributable to common stockholders – basic	$(665)	$(94)	$4,805	$698
Potential dilutive effect of stock options	—	—	22	(22)
Net (loss) income attributable to common stockholders – diluted	$(665)	$(94)	$4,827	$676
Denominator
Weighted average shares of common stock outstanding - basic	115,686	16,458	111,057	16,130
Potential dilutive effect of stock options	—	—	9,873	1,837
Potential dilutive effect of restricted stock units	—	—	7,300	—
Weighted average shares of common stock outstanding - diluted	115,686	16,458	128,230	17,967
Net loss attributable to common stockholders per share
Basic	$(0.01)	$(0.01)	$0.04	$0.04
Diluted	$(0.01)	$(0.01)	$0.04	$0.04

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022

	Class A	Class B	Class A	Class B
Numerator
Net loss attributable to common stockholders – basic	$(2,915)	$(414)	$(17,201)	$(2,508)
Potential dilutive effect of derivative instruments	—	—	—	—
Net loss attributable to common stockholders – diluted	$(2,915)	$(414)	$(17,201)	$(2,508)
Denominator
Weighted average shares of common stock outstanding - basic	115,679	16,458	110,635	16,130
Potential dilutive effect of derivative instruments	—	—	—	—
Weighted average shares of common stock outstanding - diluted	115,679	16,458	110,635	16,130
Net loss attributable to common stockholders per share
Basic	$(0.03)	$(0.03)	$(0.16)	$(0.16)
Diluted	$(0.03)	$(0.03)	$(0.16)	$(0.16)
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
The following equity awards outstanding at the end of each period presented have been excluded from the computation of diluted net loss per share of common stock for the periods presented due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	6,457	133	6,457	13,752
Restricted stock units	13,218	—	13,218	7,300
Public Warrants	5,382	5,382	5,382	5,382
Private Warrants	3,822	3,822	3,822	3,822
Earnout Shares	15,000	15,000	15,000	15,000
	43,879	24,337	43,879	45,256

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
Overview
We are a developer and publisher of free-to-play casual games for mobile and social platforms. All of our free-to-play social casino and Tetris® games incorporate our unique playAWARDS loyalty program. Over our eleven-year history, we developed a portfolio of free-to-play social casino games that are considered to be among the most innovative and unique in the genre. They include the award-winning POP! Slots, myVEGAS Slots, my KONAMI Slots, myVEGAS Blackjack, myVEGAS Bingo, Tetris®, Solitaire, Spider Solitaire, Sudoku, and Mahjong. Our games are based on original content, real-world slot game content, as well as third-party licensed brands and are downloadable and playable for free on multiple social and mobile-based platforms, including the Apple App Store, Google Play Store, Amazon Appstore, and Facebook.
Our proprietary playAWARDS program incorporates loyalty points that are earned by players as they engage with our games. These loyalty points enable our players to earn real-world rewards from a portfolio of entertainment, retail, technology, travel, leisure, and gaming brands across the globe. The rewards are provided by our collection of awards partners, all of whom provide their rewards at no cost to us, in exchange for product integration, marketing support, and participation in our loyalty program. The program is enabled by our playAWARDS platform which consists of a robust suite of tools that enable our awards partners to manage their rewards in real time, measure the value of our players’ engagement, and gain insight into the effectiveness and value they derive from the program. Through our self-service platform, awards partners can launch new rewards, make changes to existing offers, and in real time see how players are engaging with their brands. The platform tools also provide awards partners the ability to measure the off-line value our players generate as consumers and patrons of their real-world establishments.
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
Key Performance Indicators
Daily Active Users (“DAU”)
Daily Active Users ("DAU") is defined as the number of individuals who played a game on a particular day. For Tetris and our free-to-play social casino games, we track DAU by the player ID, which is assigned for each game installed by an individual. As such, an individual who plays two of these games on the same day is counted as two DAU while an individual who plays the same PLAYSTUDIOS game on two different devices is counted as one DAU. For our Brainium suite of casual games, we track DAU by app instance ID, which is assigned to each installation of a game on a particular device. As such, an individual who plays two different Brainium games on the same day is counted as two DAU and an individual who plays the same Brainium game on two different devices is also counted as two DAU. The term "Average DAU" is defined as the average of the DAU, determined as described above, for each day during the period presented. We use DAU and Average DAU as measures of audience engagement to help us understand the size of the active player base engaged with our games on a daily basis.
Monthly Active Users (“MAU”)
Monthly Active Users ("MAU") is defined as the number of individuals who played a game in a particular month. As with DAU, an individual who plays two non-Brainium games in the same month is counted as two MAU while an individual who plays the same non-Brainium game on two different devices is counted as one MAU, and an individual who plays two different Brainium games on the same day is counted as two MAU and an individual who plays the same Brainium game on two different devices is also counted as two MAU. The term "Average MAU" is defined as the average of the MAU, determined as described above, for each calendar month during the period presented. We use MAU and Average MAU as measures of audience engagement to help us understand the size of the active player base engaged with our games on a monthly basis.
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

Results of Operations
Summarized Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2023	2022	$ Change		% Change	2023	2022	$ Change		% Change
Net revenue	$77,793	$68,353	$9,440		13.8%	$157,916	$138,804	$19,112		13.8%
Operating expenses	79,639	73,951	5,688		7.7%	161,969	159,245	2,724		1.7%
Operating loss	(1,846)	(5,598)	3,752		(67.0)%	(4,053)	(20,441)	16,388		(80.2)%
Net (loss) income	(759)	5,503	(6,262)		(113.8)%	(3,329)	(19,709)	16,380		(83.1)%
Net (loss) income margin	(1.0)%	8.1%	(9.1)	pp	(112.3)%	(2.1)%	(14.2)%	12.1	pp	(85.2)%
pp = percentage points
Revenue and Key Performance Indicators (in thousands, except percentages and ARPDAU)

	Three Months Ended June 30,					Six Months Ended June 30,
	2023	2022		Change	% Change	2023	2022		Change	% Change
Virtual currency	$61,621	$63,835		$(2,214)	(3.5)%	$126,006	$129,770		$(3,764)	(2.9)%
Advertising	14,333	3,482		10,851	311.6%	27,418	7,557		19,861	262.8%
Other revenue	1,839	1,036		803	77.5%	4,492	1,477		3,015	204.1%
Net revenue	$77,793	$68,353		$9,440	13.8%	$157,916	$138,804		$19,112	13.8%

Average DAU	3,651	1,469		2,182	148.5%	3,608	1,512		2,096	138.6%
Average MAU	13,878	6,634		7,244	109.2%	13,482	6,266		7,216	115.2%
Average DPU	26	29		(3)	(10.3)%	27	30		(3)	(10.0)%
Average Daily Payer Conversion	0.7%	2.0%	(1.3)	pp	(65.0)%	0.7%	2.0%	(1.3)	pp	(65.0)%
ARPDAU (in dollars)	$0.23	$0.51		$(0.28)	(54.9)%	$0.23	$0.50		$(0.27)	(54.0)%

pp = percentage points
Revenue information by geography is summarized as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
United States	$66,597	$60,042	$6,555	10.9%	$136,152	$122,145	$14,007	11.5%
All other countries	11,196	8,311	2,885	34.7%	21,764	16,659	5,105	30.6%
Net revenue	$77,793	$68,353	$9,440	13.8%	$157,916	$138,804	$19,112	13.8%
Net revenue increased $9.4 million to $77.8 million during the three months ended June 30, 2023 compared to $68.4 million during the three months ended June 30, 2022. The increase was primarily driven by increases of $10.9 million in advertising revenue and increases of $0.8 million in other revenue. The increase in advertising revenue was primarily driven by an increase in impression count and focus on providing more opportunities for our players to engage with advertisements, including the addition of the Tetris®-branded mobile game to our games portfolio and the acquisition of the Brainium portfolio of casual games that occurred in the fourth quarter of 2022. Virtual currency revenue decreased $2.2 million to $61.6 million during the three months ended June 30, 2023 compared to $63.8 million during the three months ended June 30, 2022, primarily driven by the decline in DPU. Our Average Daily Payer Conversion rate decreased 1.3 percentage points to 0.7% during the three months ended June 30, 2023 from 2.0% during the three months ended June 30, 2022 due to the addition of Tetris® and the Brainium portfolio of games, which primarily operate with an advertising revenue model, as described above.
Net revenue increased $19.1 million to $157.9 million during the six months ended June 30, 2023 compared to $138.8 million during the six months ended June 30, 2022. The increase was primarily driven by increases of $19.9 million in advertising revenue and $3.0 million in other revenue. The increase in advertising revenue was primarily driven by an increase in impression count and focus on providing more opportunities for our players to engage with advertisements, including the addition of the Tetris®-branded mobile game to our games portfolio and the acquisition of the Brainium portfolio of casual games which occurred in the fourth quarter of 2022. Virtual currency revenue decreased $3.8 million to $126.0 million during the six months ended June 30, 2023 compared to $129.8 million during the six months ended June 30, 2022, primarily driven by the decline in DPU. Our Average Daily Payer Conversion rate decreased 1.3 percentage points to 0.7% during the six months ended June 30, 2023 from 2.0% during the six months ended June 30, 2022 due to the addition of Tetris® and the Brainium portfolio of games, which primarily operate with an advertising revenue model, as described above.
Operating Expenses
The following table summarizes our consolidated operating expenses for each applicable period (in thousands, except percentages):

	Three Months Ended June 30,				% of Revenue
	2023	2022	$ Change	% Change	2023	2022
Operating expenses:
Cost of revenue	$18,887	$20,921	$(2,034)	(9.7)%	24.3%	30.6%
Selling and marketing	18,431	19,547	(1,116)	(5.7)%	23.7%	28.6%
Research and development	18,381	14,470	3,911	27.0%	23.6%	21.2%
General and administrative	11,040	9,208	1,832	19.9%	14.2%	13.5%
Depreciation and amortization	11,116	8,288	2,828	34.1%	14.3%	12.1%
Restructuring expenses	1,784	1,517	267	17.6%	2.3%	2.2%
Total operating expenses	$79,639	$73,951	$5,688	7.7%	102.4%	108.2%

	Six Months Ended June 30,				% of Revenue
	2023	2022	$ Change	% Change	2023	2022
Operating expenses:
Cost of revenue	$38,414	$41,954	$(3,540)	(8.4)%	24.3%	30.2%
Selling and marketing	36,497	40,087	(3,590)	(9.0)%	23.1%	28.9%
Research and development	36,136	31,451	4,685	14.9%	22.9%	22.7%
General and administrative	22,941	18,899	4,042	21.4%	14.5%	13.6%
Depreciation and amortization	22,149	16,682	5,467	32.8%	14.0%	12.0%
Restructuring expenses	5,832	10,172	(4,340)	(42.7)%	3.7%	7.3%
Total operating expenses	$161,969	$159,245	$2,724	1.7%	102.6%	114.7%
Cost of Revenue
Cost of revenue decreased by $2.0 million to $18.9 million during the three months ended June 30, 2023 compared to $20.9 million during the three months ended June 30, 2022. As a percentage of revenue, cost of revenue decreased from 30.6% for the three months ended June 30, 2022 to 24.3% for the three months ended June 30, 2023. The decrease was primarily related to an increase in advertising revenue which does not incur platform fees, and a reduction in royalty expenses associated with our revenue.
Cost of revenue decreased by $3.5 million to $38.4 million during the six months ended June 30, 2023 compared $42.0 million during the six months ended June 30, 2022. As a percentage of revenue, cost of revenue decreased from 30.2% for the six months ended June 30, 2022 to 24.3% for the six months ended June 30, 2023. The decrease was primarily related to an increase in advertising revenue which does not incur platform fees, and a reduction in royalty expenses associated with our revenue.
Selling and Marketing
Selling and marketing expenses decreased by $1.1 million to $18.4 million during the three months ended June 30, 2023 compared to $19.5 million during the three months ended June 30, 2022. The decrease was primarily due to a reduction of user acquisition costs of $2.0 million, This was offset by $0.5 million of additional employee costs and $0.4 million of other additional sales and marketing costs.
Selling and marketing expenses decreased by $3.6 million to $36.5 million during the six months ended June 30, 2023 compared to $40.1 million during the six months ended June 30, 2022. The decrease was primarily due to a reduction of user acquisition costs of $4.7 million. This was offset by $0.8 million of additional employee costs and $0.3 million of other additional sales and marketing costs.
Research and Development
Research and development expenses increased by $3.9 million to $18.4 million during the three months ended June 30, 2023 compared to $14.5 million during the three months ended June 30, 2022. The increase was due to an increase of employee costs of $1.4 million, an increase of $0.8 million in stock-based compensation, $0.7 million increase of outside services, $0.5 million increase in facilities costs, and $0.5 million increase in other research and development costs.
Research and development expenses increased by $4.7 million to $36.1 million during the six months ended June 30, 2023 compared to $31.5 million during the six months ended June 30, 2022. The increase was primarily due to an increase of employee costs of $3.6 million, an increase in facilities costs of $0.9 million, and an increase in other research and development costs of $0.2 million.
General and Administrative
General and administrative expenses increased by $1.8 million to $11.0 million during the three months ended June 30, 2023 compared to $9.2 million during the three months ended June 30, 2022. The increase was primarily due to $1.2 million of additional stock compensation expense and $0.6 million of additional employee costs.
General and administrative expenses increased by $4.0 million to $22.9 million during the six months ended June 30, 2023 compared to $18.9 million during the six months ended June 30, 2022. The increase was primarily due to $2.8 million of additional employee costs, an increase of $0.6 million of stock based compensation, and an increase of other general and administrative expense of $0.6 million.
Depreciation and Amortization
Depreciation and amortization expenses increased by $2.8 million to $11.1 million during the three months ended June 30, 2023 compared to $8.3 million during the three months ended June 30, 2022. The increase was primarily due to the acquisitions of Brainium and WonderBlocks, license renewals, and additional deprecation of property and equipment.
Depreciation and amortization expenses increased by $5.5 million to $22.1 million during the six months ended June 30, 2023 compared to $16.7 million during the six months ended June 30, 2022. The increase was primarily due to the acquisitions of Brainium and WonderBlocks, license renewals, and additional deprecation of property and equipment.
Restructuring Expenses
Restructuring expenses increased by $0.3 million from the three months ended June 30, 2022 to the three months ended June 30, 2023. During the second quarter of 2023, we recorded a $0.9 million non-cash charge related to certain investments and an increase of $0.4 million related to reorganization costs. This increase was offset by a decrease of $0.8 million related to the Tender Offer and $0.2 million in other restructuring and related expenses compared to the prior year quarter.
Restructuring expenses decreased by $4.3 million from the six months ended June 30, 2022 to the six months ended June 30, 2023. The decrease was primarily due to an $8.4 million non-cash impairment charge related to the suspension of Kingdom Boss development in March 2022 and a decrease of $0.8 million related to the Tender Offer. This decrease was offset by an increase of $2.7 million related to the internal reorganization, an increase in $1.2 million in fees related to various merger and acquisition opportunities, and an increase of $0.9 million due to an non-cash charge related to certain investments.
Other Expense, Net
The following table summarizes our consolidated non-operating expense for each applicable period (in thousands, except percentages):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Change in fair value of warrant liabilities	$(1,777)	$(821)	$(956)	(116.4)%
Interest expense	1,262	212	1,050	(495.3)%
Other income (expense)	1,044	(548)	1,592	(290.5)%
Total other expense, net	$529	$(1,157)	$1,686	(145.7)%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Change in fair value of warrant liabilities	$(2,835)	$(3,537)	$702	19.8%
Interest expense	2,157	207	1,950	(942.0)%
Other income (expense)	1,104	(361)	1,465	(405.8)%
Total other expense, net	$426	$(3,691)	$4,117	(111.5)%
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
Provision for Income Taxes
Provision for income taxes resulted in a tax benefit of $0.6 million for the three months ended June 30, 2023, compared to a tax benefit of $12.3 million for the three months ended June 30, 2022. Our effective tax rate was 42.4% for the three months ended June 30, 2023 compared to our statutory tax rate of 21%. Our effective tax rate was increased for non-deductible stock options, an increase in foreign branch income, and for the recognition of estimated state taxes. Our effective tax rate was decreased by the recognition of additional state tax liabilities due to an updated nexus study, and the fair value adjustment to the warrant liability.
Provision for income taxes resulted in a tax benefit of $0.3 million for the six months ended June 30, 2023, compared to a tax benefit of $4.4 million for the six months ended June 30, 2022. Our effective tax rate was 8.2% for the six months ended June 30, 2023 compared to our statutory tax rate of 21%. Our effective tax rate was increased for non-deductible stock options, the deduction of foreign taxes, an increase in foreign branch income, and for the recognition of estimated state taxes. Our effective tax rate was decreased by additional foreign taxes paid related to a settlement with the Israel Tax Authority, the recognition of additional state tax liabilities due to an updated nexus study, and the fair value adjustment to the warrant liability.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(759)	$5,503	$(3,329)	$(19,709)
Depreciation & amortization	11,116	8,288	22,149	16,682
Income tax benefit	(558)	(12,258)	(298)	(4,423)
Stock-based compensation expense	5,193	3,141	10,047	10,008
Change in fair value of warrant liability	1,777	821	2,835	3,537
Change in fair value of contingent consideration	(897)	—	(950)	—
Restructuring and related(1)	1,784	1,517	5,832	10,172
Other, net(2)	(1,382)	336	(2,246)	154
AEBITDA	16,274	7,348	34,040	16,421

GAAP Revenue	77,793	68,353	157,916	138,804

Margin as a % of revenue
Net loss margin	(1.0)%	8.1%	(2.1)%	(14.2)%
AEBITDA Margin	20.9%	10.8%	21.6%	11.8%

(1)Amounts reported during the three and six months ended June 30, 2022 consist of fees related to a tender offer for the warrants and fees related to evaluating various merger and acquisition opportunities. Amounts reported during the six months ended June 30, 2022 relate to non-cash impairment charges related to the suspension of Kingdom Boss development. Amounts reported during the three and six months ended June 30, 2023 relate to non-cash impairment charges related to certain investments and fees related to evaluating various merger, acquisition and restructuring opportunities.
(2)Amounts reported in “Other, net” include interest expense, interest income, gains/losses from investments, foreign currency gains/losses, and non-cash gains/losses on the disposal of assets.

Liquidity and Capital Resources
As of June 30, 2023, we had cash and cash equivalents of $127.7 million, which consisted of cash on hand and money market mutual funds. Historically, we have funded our operations, including capital expenditures, primarily through cash flow from operating activities. We believe that our existing cash and cash equivalents, the cash generated from operations, and the borrowing capacity under our Credit Agreement as described below will be sufficient to fund our operations and capital expenditures for at least the next twelve (12) months. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure, or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds or we may decide to do so opportunistically.
Debt
For a description of the Credit Agreement, see Note 14—Long-Term Debt in our Condensed Consolidated Financial Statements and Liquidity and Capital Resources in our Annual Report on Form 10-K for the year ended December 31, 2022.
As of June 30, 2023, we do not have any outstanding amounts under the Credit Agreement.
Cash Flows
The following tables present a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$23,881	$20,942
Net cash used in investing activities	(14,188)	(12,083)
Net cash used in financing activities	(15,567)	(1,103)
Effect of exchange rate on cash and cash equivalents	(459)	(620)
(Decrease) increase in cash and cash equivalents	(6,333)	7,136
Operating Activities
During the six months ended June 30, 2023, operating activities provided $23.9 million of net cash as compared to $20.9 million during the six months ended June 30, 2022. The increase in cash provided from operating activities was primarily due to a favorable change in financial performance.
Investing Activities
Our investing activities are composed of cash used for game development and purchase of property and equipment.
During the six months ended June 30, 2023, investing activities used $14.2 million of net cash as compared to $12.1 million during the six months ended June 30, 2022. The change in cash used in investing activities was due to the Company receiving payments of $2.3 million for notes receivable during the six months ended June 30, 2022.
Financing Activities
Our cash flow used in financing activities primarily consists of payments for share repurchases and payments related to the withholding taxes from the vesting of certain share-based compensation awards.
During the six months ended June 30, 2023, financing activities used $15.6 million of net cash as compared to $1.1 million of cash during the six months ended June 30, 2022. The increase in cash used in financing activities was due to $15.5 million of share repurchases made during the six months ended June 30, 2023.
Contractual Obligations, Commitments, and Contingencies
As of June 30, 2023, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Interest Rate Risk
Our exposures to market risk for changes in interest rates relate primarily to our Credit Agreement. The Credit Agreement and our Revolver are floating rate facilities. Therefore, fluctuations in interest rates will impact the amount of interest expense we incur and have to pay. We did not have any borrowings outstanding under our Credit Agreement at June 30, 2023 and December 31, 2022, respectively
We do not purchase or hold any derivative financial instruments for trading purposes.
Investment Risk
We had cash and cash equivalents totaling $127.7 million and $134.0 million as of June 30, 2023 and December 31, 2022, respectively. Our investment policy and strategy primarily attempt to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents primarily consist of cash on hand and money market mutual funds. We have not entered into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would have increased or decreased our interest income for a twelve-month period by an immaterial amount.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about share repurchases made by us of our Class A common stock during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of a Publicly Announced Program[3]	Dollar Value of Shares that May Yet be Purchased Under the Program at Period End (In thousands)
April 1, 2023 - April 30, 2023	909,306	$4.18	909,306	$36,196
May 1, 2023 - May 31, 2023	1,682,677	$4.41	1,394,076	$30,000
June 1, 2023 - June 30, 2023	4,844	$4.47	—	$30,000

1.These amounts include shares surrendered to satisfy tax withholding obligations upon the vesting of equity awards under our 2021 Equity Incentive Plan (as amended, the “Plan”). Under the Plan and applicable award agreements, the Company has the discretionary right to collect payment of mandatory tax withholding obligations by deducting from the shares otherwise deliverable to a participant upon vesting and settlement of an award under the Plan a number of shares having a fair market value equal or less than such participant’s tax withholding obligations. All shares so deducted from shares that otherwise would be deliverable to participants under the Plan are considered repurchased pursuant to the terms of the Plan and applicable award agreements and not pursuant to any publicly announced share repurchase program.
2.Average price paid per share excludes costs associated with the repurchases and any excise taxes that may be incurred by the Company on share repurchases.
3.The repurchases are being executed from time to time, subject to general business and market conditions, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 trading plans, pursuant to a stock repurchase program. On November 10, 2021, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, within a 12 month period, up to $50.0 million of the Company’s Class A common stock at such times and in such amounts as the Company’s Board of Directors deems appropriate, based on factors such as market conditions, legal requirements, and other business considerations. The Company publicly announced the approval of such stock repurchase program on November 12, 2021. On November 2, 2022, the Company’s Board of Directors approved an extension of the time period for repurchases under the stock repurchase program for an additional 12 months from November 10, 2022 to November 10, 2023. The Company publicly announced the extension of such time period on November 8, 2022. See Note 18—Stockholders' Equity for additional information relating to share repurchases.

Item 3.        Defaults Upon Senior Securities
None
Item 4.        Mine Safety Disclosures
Not applicable
Item 5.        Other Information
During the fiscal quarter ended June 30, 2023, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.
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

PLAYSTUDIOS, Inc.

Date:	August 4, 2023	By:	/s/ Andrew Pascal
		Name:	Andrew Pascal
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2023	By:	/s/ Scott Peterson
		Name:	Scott Peterson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)