Form 10-Q
period 2023-09-30
PLAYSTUDIOS, Inc.
filed 2023-11-03
CIK 1823878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 31, 2023, there were 117,573,136 shares of Class A common stock, $0.0001 par value per share, and 16,457,769 shares of Class B common stock, $0.0001 par value per share, outstanding.

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
•the impact of geopolitical conditions, including the wars between Ukraine and Russia and between the State of Israel and Hamas, as well as evolving conflicts in surrounding areas; and
•the impact of public health epidemics or pandemics (including COVID-19) on our business.

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

PART I.    Financial Information
Item 1.        Financial Statements
PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value amounts)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$129,807	$134,000
Receivables	29,501	27,016
Prepaid expenses and other current assets	10,777	14,963
Total current assets	170,085	175,979
Property and equipment, net	18,027	17,532
Operating lease right-of-use assets	10,212	15,562
Intangibles assets and internal-use software, net	74,717	77,231
Goodwill	47,133	47,133
Deferred income taxes	20,991	13,969
Other long-term assets	3,534	4,603
Total non-current assets	174,614	176,030
Total assets	$344,699	$352,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	2,658	4,425
Warrant liabilities	2,301	3,682
Operating lease liabilities, current	4,219	4,571
Accrued liabilities	25,413	21,473
Total current liabilities	34,591	34,151
Minimum guarantee liability	—	1,500
Operating lease liabilities, non-current	6,545	11,660
Other long-term liabilities	1,327	2,385
Total non-current liabilities	7,872	15,545
Total liabilities	$42,463	$49,696
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value (100,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022)	—	—
Class A common stock, $0.0001 par value (2,000,000 shares authorized, 122,090 and 116,756 shares issued, and 117,367 and 115,635 shares outstanding as of September 30, 2023 and December 31, 2022, respectively)	12	11
Class B common stock, $0.0001 par value (25,000 shares authorized, 16,457 and 16,457 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively).	2	2
Additional paid-in capital	306,111	290,337
Retained earnings	17,227	16,756
Accumulated other comprehensive loss	(1,022)	(151)
Treasury stock, at cost, 4,723 and 1,166 shares at September 30, 2023 and December 31, 2022, respectively	(20,094)	(4,642)
Total stockholders’ equity	302,236	302,313
Total liabilities and stockholders’ equity	$344,699	$352,009
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$75,858	$72,127	$233,774	$210,931
Operating expenses:
Cost of revenue(1)	19,862	21,703	58,276	63,657
Selling and marketing	18,786	19,249	55,283	59,336
Research and development	17,367	15,110	53,503	46,561
General and administrative	10,747	9,864	33,688	28,763
Depreciation and amortization	11,537	8,583	33,686	25,265
Restructuring and related	1,280	796	7,112	10,968
Total operating costs and expenses	79,579	75,305	241,548	234,550
Loss from operations	(3,721)	(3,178)	(7,774)	(23,619)
Other income (expense), net:
Change in fair value of warrant liabilities	4,216	4,676	1,381	1,139
Interest income, net	1,364	843	3,521	1,050
Other (loss) income, net	(198)	(475)	906	(836)
Total other income, net	5,382	5,044	5,808	1,353
Income (loss) before income taxes	1,661	1,866	(1,966)	(22,266)
Income tax benefit	2,139	1,763	2,437	6,186
Net income (loss)	$3,800	$3,629	$471	$(16,080)

Net income (loss) attributable to common stockholders per share:
Basic	$0.03	$0.03	$—	$(0.13)
Diluted	$0.03	$0.02	$—	$(0.13)
Weighted average shares of common stock outstanding:
Basic	133,351	129,032	132,546	127,529
Diluted	149,655	146,920	148,911	127,529

(1)Amounts exclude depreciation and amortization.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$3,800	$3,629	$471	$(16,080)
Other comprehensive loss:
Change in foreign currency translation adjustment(1)	(393)	(159)	(871)	(561)
Total other comprehensive loss	(393)	(159)	(871)	(561)
Comprehensive income (loss)	$3,407	$3,470	$(400)	$(16,641)

(1)These amounts are presented gross of the effect of income taxes. The total change in foreign currency translation adjustment and the corresponding effect of income taxes are immaterial.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Retained Earnings
Balance as of June 30, 2022	111,883	$11	16,130	$2	$280,756	$(9)	$14,830	$295,590
Net income	—	—	—	—	—	—	3,629	3,629
Exercise of stock options	1,037	—	327	—	459	—	—	459
Issuance of shares upon vesting of restricted stock units	487	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,984	—	—	3,984
Other comprehensive loss	—	—	—	—	—	(159)	—	(159)
Balance as of September 30, 2022	113,407	$11	16,457	$2	$285,199	$(168)	$18,459	$303,503

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Retained Earnings
Balance as of December 31, 2021	110,066	$11	16,130	$2	$268,522	$393	$34,539	$303,467
Net loss	—	—	—	—	—	—	(16,080)	(16,080)
Exercise of stock options	1,823	—	327	—	1,148	—	—	1,148
Issuance of shares upon vesting of restricted stock units	1,518	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	15,529	—	—	15,529
Other comprehensive loss	—	—	—	—	—	(561)	—	(561)
Balance as of September 30, 2022	113,407	$11	16,457	$2	$285,199	$(168)	$18,459	$303,503

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Retained Earnings	Treasury Stock
Balance as of June 30, 2023	116,004	$11	16,457	$2	$302,528	$(629)	$13,427	(20,094)	295,245
Net income	—	—	—	—	—	—	3,800	—	3,800
Exercise of stock options	583	—	—	—	464	—	—	—	464
Restricted stock vesting, net of shares withheld	780	1	—	—	(1,637)	—	—	—	(1,636)
Stock-based compensation	—	—	—	—	4,756	—	—	—	4,756
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(393)	—	—	(393)
Balance as of September 30, 2023	117,367	$12	16,457	$2	$306,111	$(1,022)	$17,227	(20,094)	$302,236

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Retained Earnings	Treasury Stock
Balance as of December 31, 2022	115,635	$11	16,457	$2	$290,337	$(151)	$16,756	(4,642)	302,313
Net income	—	—	—	—	—	—	471	—	471
Exercise of stock options	3,234	—	—	—	2,920	—	—	—	2,920
Restricted stock vesting, net of shares withheld	2,055	1	—	—	(2,877)	—	—	—	(2,876)
Stock-based compensation		—	—	—	15,731	—	—	—	15,731
Repurchase of common stock	(3,557)	—	—	—	—	—	—	(15,452)	(15,452)
Other comprehensive loss	—	—	—	—	—	(871)	—	—	(871)
Balance as of September 30, 2023	117,367	$12	16,457	$2	$306,111	$(1,022)	$17,227	(20,094)	$302,236

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$471	$(16,080)
Adjustments:
Depreciation and amortization	33,686	25,265
Amortization of loan costs	113	106
Stock-based compensation expense	14,391	13,563
Change in fair value of warrant liabilities	(1,381)	(1,139)
Change in fair value of contingent consideration	(950)	—
Asset impairments	2,042	8,353
Deferred income tax expense	(6,973)	(6,601)
Other	(57)	14
Changes in operating assets and liabilities
Receivables	(3,780)	1,777
Prepaid expenses and other current assets	1,348	1,948
Income tax receivable	(936)	190
Accounts payable & accrued liabilities	(2,269)	4,430
Other	691	(595)
Net cash provided by operating activities	36,396	31,231
Cash flows from investing activities:
Purchase of property and equipment	(5,114)	(10,852)
Additions to internal-use software	(16,516)	(15,597)
Other	(225)	346
Net cash used in investing activities	(21,855)	(26,103)
Cash flows from financing activities:
Proceeds from stock option exercises	2,922	1,144
Payments for tax withholding of stock-based compensation	(2,877)	—
Payment for tender offer of warrants	—	(1,792)
Payments for minimum guarantee obligations	(2,360)	(5,000)
Repurchases of treasury stock	(15,452)	—
Net cash used in financing activities	(17,767)	(5,648)
Foreign currency translation	(967)	(913)
Net change in cash and cash equivalents	(4,193)	(1,433)
Cash and cash equivalents at beginning of period	134,000	213,502
Cash and cash equivalents at end of period	$129,807	$212,069

Supplemental cash flow disclosures:
Interest paid	$148	$150
Income taxes paid, net of refunds	2,308	411
Non-cash investing and financing activities:
Capitalization of stock-based compensation	$1,340	$1,966
Additions to intangible assets related to licensing agreements	9,832	—
Exchange of notes receivable as consideration related to the WonderBlocks Acquisition	—	1,055
Contingent consideration related to the WonderBlocks Acquisition	—	1,564
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
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of PLAYSTUDIOS, Inc. and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. Certain reclassifications in these financial statements have been made to comply with US GAAP applicable to public companies and SEC Regulation S-X.
The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2022 have been applied consistently in these unaudited interim condensed consolidated financial statements. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position as of September 30, 2023, and its results of operations for the three and nine months ended September 30, 2023, and 2022, and cash flows for the nine months ended September 30, 2023, and 2022. The Condensed Consolidated Balance Sheet as of December 31, 2022 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Company made certain reclassifications to the comparative balances in the condensed consolidated financial statements to conform with current year presentation.
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

Emerging Growth Company
At September 30, 2023, the Company qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company has taken and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has opted to take advantage of such extended transition period available to emerging growth companies which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company can adopt the new or revised standard at the time private companies adopt the new or revised standard. The Company did not lose its emerging growth company status through December 31, 2023. As a result, the Company does not expect to adopt any accounting pronouncements currently deferred based on private company standards until a year subsequent to 2023. The Company will reevaluate its eligibility to retain emerging growth company status at the end of its second quarter of 2024, and otherwise as required.
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

Consideration:	October 12, 2022
Cash consideration	$73,457
Contingent consideration	1,797
Total consideration transferred	$75,254

Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$3,738
Accounts receivable	3,190
Property and equipment	4,042
Operating lease assets	4,195
Trade names (weighted-average useful life of 10 years)	1,500
Developed technology (weighted-average useful life of 5 years)	12,600
Customer relationships (weighted-average useful life of 5 years)	12,000
Other assets	740
Liabilities assumed	(7,649)
Total identifiable net assets	$34,356

Goodwill	$40,898

NOTE 4—RELATED-PARTY TRANSACTIONS
The following table is a summary of balance sheet assets and liabilities from related parties:

	September 30, 2023	December 31, 2022	Financial Statement Line Item
Marketing Agreement	$1,000	$1,000	Intangibles, net
The Company’s revenues and expenses recognized from related parties were immaterial during the three and nine months ended September 30, 2023 and 2022.
MGM Resorts International (“MGM”)
MGM is a stockholder and MGM's Chief Commercial Officer also serves on the Company’s Board of Directors. MGM owned approximately 16.6 million and 16.6 million shares of the Company's outstanding Class A common stock as of September 30, 2023 and December 31, 2022, respectively.
In April 2011, the Company entered into a joint marketing agreement with MGM (as amended, the “Marketing Agreement”) in exchange for assistance with marketing campaigns and the certain rights to utilize MGM’s licensed marks and licensed copyrights for the development of certain of the Company’s social casino games. The initial term of the Marketing Agreement was for one year from the go-live date of the first such game in July 2012, with automatic renewal provisions based on the games achieving specified performance criteria. As further described in Note 9—Intangible Assets and Internal-Use Software, Net, the Marketing Agreement was recorded as an indefinite-lived intangible asset.
NOTE 5—RECEIVABLES
Receivables consist of the following:

	September 30, 2023	December 31, 2022
Trade receivables	$28,802	$25,020
Other receivables	699	1,996
Total receivables	$29,501	$27,016
Trade receivables generally represent amounts due to the Company from social and mobile platform operators, including Apple, Google, Amazon and Facebook. Trade receivables are recorded when the right to consideration becomes unconditional. No allowance for doubtful accounts was considered necessary as of September 30, 2023 and December 31, 2022.
Concentration of Credit Risk
The following table summarizes the major receivables of the Company as a percentage of the total receivables as of the dates indicated:

	September 30, 2023	December 31, 2022
Apple, Inc.	47.8%	33.6%
Google, Inc.	20.9%	27.2%
As of September 30, 2023 and December 31, 2022, the Company did not have any additional counterparties that exceeded 10% of the Company’s net accounts receivable.

NOTE 6—PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	September 30, 2023	December 31, 2022
Prepaid expenses	$4,168	5,148
Income tax receivable	3,559	1,372
Other current assets	3,050	8,443
Total other current assets	$10,777	$14,963
NOTE 7—FAIR VALUE MEASUREMENT
The carrying values of the Company’s cash and cash equivalents, trade receivables and accounts payable approximate fair value due to their short maturities.
The following tables present the liabilities measured at fair value on a recurring basis, by input level, in the Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$1,346	—	—	1,346
Private Warrants	—	955	—	955
Total financial liabilities	$1,346	$955	$—	$2,301

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$2,153	—	—	2,153
Private Warrants	—	1,529	—	1,529
Total financial liabilities	$2,153	$1,529	$—	$3,682

NOTE 8—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	September 30, 2023	December 31, 2022
Land and land improvements	$1,680	1,382
Building and building improvements	5,763	3,705
Computer equipment	8,795	9,423
Leasehold improvements	9,610	10,204
Purchased software	2,309	4,471
Furniture and fixtures	4,288	3,553
Construction in progress	144	648
Total property and equipment	32,589	33,386
Less: accumulated depreciation	(14,562)	(15,854)
Total property and equipment, net	$18,027	$17,532
The aggregate depreciation expense for property and equipment, net is reflected in “Depreciation and amortization” in the Condensed Consolidated Statements of Operations. During the three months ended September 30, 2023 and 2022, depreciation expense was $1.2 million and $1.2 million, respectively, and during the nine months ended September 30, 2023 and 2022, depreciation expense was $4.2 million and $3.1 million, respectively. No impairment charges or material write-offs were recorded for the three and nine months ended September 30, 2023 and 2022.
Property and equipment, net by region consists of the following:

	September 30, 2023	December 31, 2022
United States	$14,048	$12,331
EMEA(1)(2)	2,667	3,756
All other countries(2)	1,312	1,445
Total property and equipment, net	$18,027	$17,532

(1)Europe, Middle East, and Africa (“EMEA”).
(2)Amounts primarily represent leasehold improvements of local office space and computer equipment.

NOTE 9—INTANGIBLE ASSETS AND INTERNAL-USE SOFTWARE, NET
Intangible Assets
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset other than goodwill:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Licenses	$31,121	$(16,336)	$14,785	$21,040	$(7,962)	$13,078
Acquired technology	15,003	(3,081)	11,922	15,003	(830)	14,173
Customer relationships	12,000	(2,400)	9,600	12,000	(600)	11,400
Trade names	2,740	(1,390)	1,350	2,740	(1,278)	1,462
Internal-use software	162,547	(126,624)	35,923	145,798	(109,680)	36,118
Other	139	(2)	137	—	—	—
	223,550	(149,833)	73,717	196,581	(120,350)	76,231
Nonamortizable intangible assets:
Marketing Agreement with a related party	1,000	—	1,000	1,000	—	1,000
Total intangible assets	$224,550	$(149,833)	$74,717	$197,581	$(120,350)	$77,231
During the three months ended September 30, 2023 and 2022, the Company capitalized internal-use software development costs of $5.5 million and $5.6 million, and during the nine months ended September 30, 2023 and 2022, capitalized internal-use software development costs were $17.9 million and $17.6 million, respectively.
During the three months ended September 30, 2023 and 2022, intangible asset and internal-use software amortization was $10.3 million and $7.4 million, respectively, and during the nine months ended September 30, 2023 and 2022, intangible asset and internal-use software amortization were $29.5 million and $22.2 million, respectively. The aggregate amortization expense for amortizable intangible assets and internal-use software is reflected in “Depreciation and amortization” in the Condensed Consolidated Statements of Operations.
The Company recorded a $1.1 million non-cash impairment charge within "Restructuring and related" in the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2023. There were no impairment charges for intangible assets or internal-use software for the three months ended September 30, 2022. The

Company recorded an $8.4 million non-cash impairment charge within "Restructuring and related" in the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2022.
Subsequent to September 30, 2023, the Company entered into certain licensing arrangements resulting in an increase of $32.0 million in "Intangible assets and internal-use software, net" within the Condensed Consolidated Balance Sheets with an offsetting liability related to the minimum guarantee liabilities.
As of September 30, 2023, the estimated annual amortization expense is as follows:

Year Ending December 31,	Projected Amortization Expense
Remaining 2023	$10,691
2024	34,346
2025	15,468
2026	8,269
2027	4,129
Thereafter	814
Total	$73,717
NOTE 10—GOODWILL
Goodwill
The following table provides the changes in the carrying amount of goodwill for the nine months ended September 30, 2023:

	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance as of December 31, 2022	47,133	—	47,133
Additions from acquisitions	—	—	—
Measurement period adjustments	—	—	—
Balance as of September 30, 2023	$47,133	$—	$47,133
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
At September 30, 2023, there were approximately 5.4 million Public Warrants and 3.8 million Private Warrants outstanding.
NOTE 12—ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	September 30, 2023	December 31, 2022
Accrued payroll and vacation	8,991	9,666
Accrued user acquisition	5,867	4,183
Income taxes payable	1,954	702
Minimum guarantee liability	4,790	1,500
Other accruals	3,811	5,422
Total accrued liabilities	$25,413	$21,473

NOTE 13—LEASES
The Company's operating leases primarily consist of real estate leases such as offices. During the three months ended September 30, 2023 and 2022, operating lease expense was $1.2 million and $1.0 million, respectively, and during the nine ended September 30, 2023 and 2022, operating lease expense was $3.7 million and $2.9 million, respectively. The Company does not have any finance leases. Total variable and short-term lease payments were immaterial for all periods presented.

Supplemental balance sheet information related to operating leases are as follows:

	September 30, 2023	December 31, 2022
Operating lease right-of-use assets, net	$10,212	$15,562

Operating lease liabilities, current	$4,219	$4,571
Operating lease liabilities, noncurrent	6,545	11,660
Operating lease liabilities, total	$10,764	$16,231

Weighted average remaining lease term, years	3.2	4.0
Weighted average discount rate	4.5%	3.3%

Operating lease liability maturities:

Year ending December 31,	Operating Leases
Remaining 2023	$1,083
2024	4,512
2025	2,292
2026	1,963
2027	1,356
Thereafter	382
Total undiscounted cash flows	$11,588
Less: imputed interest	(824)
Lease liabilities, total	$10,764
As of September 30, 2023, the Company did not have material additional operating leases that have not yet commenced.

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
On August 16, 2023, the Company, a subsidiary of the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, entered into an Amendment No. 3 to Credit Agreement (the “Amendment No. 3”), to,

among other things, exclude from the Restricted Payments covenant certain repurchases of Equity Interests of the Company deemed to occur upon the exercise, settlement or vesting of stock options, warrants or other equity-based awards if and to the extent such Equity Interests represent a portion of the exercise price of, or satisfy any tax withholding obligations with respect to, such options, warrants or other equity-based awards.
The Company capitalized a total of $0.7 million in debt issuance costs related to the Credit Agreement and subsequent amendments. As of September 30, 2023, the Company did not have any balances outstanding under the Credit Agreement.
NOTE 15—REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table summarizes the Company’s revenue disaggregated by type, and by over time or point in time recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Virtual currency (over time)(1)	$61,558	$65,607	$187,565	$195,377
Advertising (point in time)	14,190	3,807	41,608	11,364
Other revenue (point in time or over time)	110	2,713	4,601	4,190
Total net revenue	$75,858	$72,127	$233,774	$210,931

(1)Virtual currency is recognized over the estimated consumption period.

The following table summarizes the Company’s revenue disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$64,414	$63,501	$200,566	$185,646
All other countries	11,444	8,626	33,208	25,285
Total net revenue	$75,858	$72,127	$233,774	$210,931
Contract Balances
Contract assets represent the Company’s ability to bill customers for performance obligations completed under a contract. As of September 30, 2023 and December 31, 2022, there were no contract assets recorded in the Company’s Condensed Consolidated Balance Sheets. The deferred revenue balance related to the purchase of virtual currency was immaterial as of September 30, 2023 and December 31, 2022. Trade receivables are described in Note 5—Receivables.
NOTE 16—INCOME TAXES
The Company recorded an income tax benefit of $2.1 million and $1.8 million for the three months ended September 30, 2023 and 2022, respectively, and the Company recorded an income tax benefit of $2.4 million and $6.2 million for the nine months ended September 30, 2023 and 2022, respectively. Our effective tax rate was (128.8)% for the three months ended September 30, 2023 compared to (94.5)% for the three months ended September 30, 2022. Our effective tax rate was 124.0% for the nine months ended September 30, 2023 compared to 27.8% for the nine months ended September 30, 2022. The effective tax rates differ from the federal statutory rate of 21% primarily due to nondeductible stock compensation, the recognition of additional state tax liabilities due to an updated nexus study, the fair value adjustment to the warrant liability, foreign branch income, the effect of additional foreign taxes paid related to a settlement with the Israel Tax Authority, and other nondeductible expenses.

NOTE 17—COMMITMENTS AND CONTINGENCIES
Minimum Guarantee Liability
The following are the Company’s total minimum guaranteed obligations as of:

	September 30, 2023	December 31, 2022
Minimum guarantee liability-current	$4,790	$1,500
Minimum guarantee liability-noncurrent	—	1,500
Total minimum guarantee obligations	$4,790	$3,000
Weighted-average remaining contractual term (in years)	1.3	2.0
The following are the Company’s remaining expected future payments of minimum guarantee obligations as of September 30, 2023:

Year Ending December 31,	Minimum Guarantee Obligations
Remaining 2023	$1,960
2024	2,830
2025	—
2026	—
2027	—
Total	$4,790
N3TWORK, Inc.
On November 22, 2021, the Company entered into agreements with N3TWORK Inc. and The Tetris Company, LLC pursuant to which the Company acquired the rights to develop and operate Tetris®-branded mobile games for an initial term through August 2024. The Company paid N3TWORK Inc. $13.0 million at closing and agreed to pay up to an additional $34.0 million subject to satisfaction of certain conditions (the "Contingent Payments"). As of September 30, 2023, the Company advanced $8.0 million of the Contingent Payments (the "Advance Payment"). $5.6 million of the Advance Payment was considered earned as of September 30, 2023. The remaining Advance Payment is included within "Prepaid expenses and other current assets" within the Condensed Consolidated Balance Sheets.
Subsequent to September 30, 2023, certain conditions of the Contingent Payments have been satisfied. The Company's best estimate of $17.0 million of the Contingent Payments is an expected payment of between $3.5 million and $17.0 million, excluding any of the Advance Payment. The Company expects to record this payment within "Intangible assets and internal-use software, net" within the Condensed Consolidated Balance Sheets.
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
The Company received four demands for arbitration between the first quarter and third quarter of 2023 claiming that the games operated by PLAYSTUDIOS US, LLC constitute illegal gambling under the laws of various states. These demands generally attempt to recover amounts spent by third parties on the Company’s games by relying on state gambling loss recovery statutes and/or by seeking to have the applicable Terms of Service declared invalid. The Company believes that the claims are without merit and the Company intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of this litigation. The Company is not able to reasonably estimate the probability or amount of loss and therefore has not made any accruals.
On February 28, 2023, the Company initiated an internal reorganization plan which is intended to enhance efficiency and reduce operating expenses. The reorganization plan included a reduction of the Company’s total global employee headcount by approximately 14 percent, which was substantially completed by the end of the second quarter of fiscal year 2023.
For the three and nine months ended September 30, 2023, the Company incurred $0.2 million and $3.4 million,respectively, of costs related to the internal reorganization plan, which is substantially all of the expected charges in connection with the plan. Substantially all of the charges relate to employee transition, severance payments, employee benefits, and stock-based compensation. The charges related to lease termination costs were immaterial. All costs are included within "Restructuring and related" within the Condensed Consolidated Statements of Operations.
The Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including charges in connection with the implementation of the reorganization plan.
For the three and nine months ended September 30, 2023, changes in liabilities resulting from the severance charges and related accruals were as follows:

Total
Balance as of December 31, 2022	$—
Charges	3,185
Payments	(2,135)
Balance as of June 30, 2023	$1,050
Charges	187
Payments	(1,108)
Balance as of September 30, 2023	$129

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
The shares of Class B common stock are subject to a “sunset” provision if any member of the Founder Group (as defined in the Certificate of Incorporation of the Company) transfers shares of Class B common stock outside the Founder Group (except for certain permitted transfers). In the event of such non-permitted transfers, any share transferred will automatically convert into shares of Class A common stock. In addition, the outstanding shares of Class B common stock will be subject to a “sunset” provision by which all outstanding shares of Class B common stock will automatically convert into shares of Class A common stock (i) if holders representing a majority of the Class B common stock vote to convert the Class B common stock into Class A common stock, (ii) if the Founder Group and its permitted transferees collectively no longer beneficially own at least 20% of the number of shares of Class B common stock collectively held by the Founder Group as of the closing of the Acies Merger, or (iii) on the nine-month anniversary of the Founder’s death or disability, unless such date is extended by a majority of independent directors of the Company.
Accumulated Other Comprehensive Loss
The following tables shows a summary of changes in accumulated other comprehensive loss:

	Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(151)	$(151)
Foreign currency translation	(871)	(871)
Balance as of September 30, 2023	$(1,022)	$(1,022)

	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2021	$393	$393
Foreign currency translation	(561)	(561)
Balance as of September 30, 2022	$(168)	$(168)

Stock Repurchase Program
On November 10, 2021, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $50.0 million of the Company’s Class A common stock over a period of 12 months. On November 2, 2022, the Company's Board of Directors extended such period for an additional 12 months. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements and other business considerations.
As of September 30, 2023, the Company has acquired 4.7 million shares of its Class A common stock under this program at an aggregate value of $20.0 million and an average of $4.23 per share. Repurchased shares were held in treasury. The remaining availability under the $50.0 million stock repurchase program was $30.0 million as of September 30, 2023.
On November 1, 2023, the Company's Board of Directors extended the stock repurchase program through November 10, 2024 and increased the remaining amount authorized to $50.0 million.

NOTE 19—STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Selling and marketing	$205	$165	$585	$646
General and administrative	1,975	1,767	7,086	6,319
Research and development	2,164	1,622	6,720	6,598
Stock-based compensation expense	$4,344	$3,554	$14,391	$13,563
Capitalized stock-based compensation	$412	$430	$1,340	$1,966
As of September 30, 2023, there was approximately $0.5 million and $39.3 million in unrecognized stock-based compensation expense related to stock options and restricted stock units, respectively, that are expected to be recognized over a weighted-average expected vesting period of 0.9 years and 2.7 years, respectively. During the three months ended September 30, 2023 and 2022, the Company granted 0.4 million and 1.8 million restricted stock units, respectively, and during the nine months ended September 30, 2023 and 2022, the Company granted 4.4 million and 10.3 million restricted stock units, respectively.

NOTE 20—NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) attributable to Class A and Class B common stockholders per share (in thousands except per share data):

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022

	Class A	Class B	Class A	Class B
Numerator
Net income attributable to common stockholders – basic	$3,331	$469	$3,175	$454
Potential dilutive effect of derivative instruments	16	(16)	21	(21)
Net income attributable to common stockholders – diluted	$3,347	$453	$3,196	$433
Denominator
Weighted average shares of common stock outstanding - basic	116,893	16,458	112,873	16,159
Potential dilutive effect of stock options	2,773	1,391	8,206	1,371
Potential dilutive effect of restricted stock units	12,140	—	8,311	—
Weighted average shares of common stock outstanding - diluted	131,806	17,849	129,390	17,530
Net income attributable to common stockholders per share
Basic	$0.03	$0.03	$0.03	$0.03
Diluted	$0.03	$0.03	$0.02	$0.02

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022

	Class A	Class B	Class A	Class B
Numerator
Net income (loss) attributable to common stockholders – basic	$413	$58	$(14,045)	$(2,035)
Potential dilutive effect of derivative instruments	2	(2)	—	—
Net income (loss) attributable to common stockholders – diluted	$415	$56	$(14,045)	$(2,035)
Denominator
Weighted average shares of common stock outstanding - basic	116,088	16,458	111,389	16,140
Potential dilutive effect of derivative instruments	2,816	1,409	—	—
Potential dilutive effect of restricted stock units	12,140	—	—	—
Weighted average shares of common stock outstanding - diluted	131,044	17,867	111,389	16,140
Net income (loss) attributable to common stockholders per share
Basic	$0.00	$0.00	$(0.13)	$(0.13)
Diluted	$0.00	$0.00	$(0.13)	$(0.13)
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
The following equity awards outstanding at the end of each period presented have been excluded from the computation of diluted net income (loss) per share of common stock for the periods presented due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	128	133	100	12,262
Restricted stock units	—	—	—	8,311
Public Warrants	5,382	5,382	5,382	5,382
Private Warrants	3,822	3,821	3,822	3,821
Earnout Shares	15,000	15,000	15,000	15,000
	24,332	24,336	24,304	44,776

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

Key Performance Indicators
We manage our business by regularly reviewing several key operating metrics to track historical performance, identify trends in player activity, and set strategic goals for the future. Our key performance metrics are impacted by several factors that could cause them to fluctuate on a quarterly basis, such as platform providers’ policies, seasonality, player connectivity, and the addition of new content to games. We believe these measures are useful to investors for the same reasons. In addition, we also present certain non-GAAP performance measures. These performance measures are presented as supplemental disclosure and should not be considered superior to or as a substitute for the condensed consolidated financial statements prepared under U.S. GAAP. The non-GAAP measures presented in this Quarterly Report on Form 10-Q should be read together with the unaudited condensed consolidated financial statements and the respective related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The key performance indicators and non-GAAP measures presented in this Quarterly Report on Form 10-Q may differ from similarly titled measures presented by other companies and are not a substitute for financial statements prepared in accordance with U.S. GAAP.
Key Performance Indicators
Daily Active Users (“DAU”)
Daily Active Users ("DAU") is defined as the number of individuals who played a game on a particular day. For Tetris® and our free-to-play social casino games, we track DAU by the player ID, which is assigned for each game installed by an individual. As such, an individual who plays two of these games on the same day is counted as two DAU while an individual who plays the same PLAYSTUDIOS game on two different devices is counted as one DAU. For our Brainium suite of casual games, we track DAU by app instance ID, which is assigned to each installation of a game on a particular device. As such, an individual who plays two different Brainium games on the same day is counted as two DAU and an individual who plays the same Brainium game on two different devices is also counted as two DAU. The term "Average DAU" is defined as the average of the DAU, determined as described above, for each day during the period presented. We use DAU and Average DAU as measures of audience engagement to help us understand the size of the active player base engaged with our games on a daily basis.
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

Results of Operations
Summarized Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2023	2022	$ Change		% Change	2023	2022	$ Change		% Change
Net revenue	$75,858	$72,127	$3,731		5.2%	$233,774	$210,931	$22,843		10.8%
Operating expenses	79,579	75,305	4,274		5.7%	241,548	234,550	6,998		3.0%
Operating loss	(3,721)	(3,178)	(543)		17.1%	(7,774)	(23,619)	15,845		(67.1)%
Net income (loss)	3,800	3,629	171		4.7%	471	(16,080)	16,551		(102.9)%
Net income (loss) margin	5.0%	5.0%	—	pp	—%	0.2%	(7.6)%	7.8	pp	(102.6)%
pp = percentage points
Revenue and Key Performance Indicators (in thousands, except percentages and ARPDAU)

	Three Months Ended September 30,					Nine Months Ended September 30,
	2023	2022		Change	% Change	2023	2022		Change	% Change
Virtual currency	$61,558	$65,607		$(4,049)	(6.2)%	$187,565	$195,377		$(7,812)	(4.0)%
Advertising	14,190	3,807		10,383	272.7%	41,608	11,364		30,244	266.1%
Other revenue	110	2,713		(2,603)	(95.9)%	4,601	4,190		411	9.8%
Net revenue	$75,858	$72,127		$3,731	5.2%	$233,774	$210,931		$22,843	10.8%

Average DAU	3,520	1,462		2,058	140.8%	3,579	1,495		2,084	139.4%
Average MAU	13,712	6,683		7,029	105.2%	13,557	6,743		6,814	101.1%
Average DPU	26	29		(3)	(10.3)%	27	30		(3)	(10.0)%
Average Daily Payer Conversion	0.8%	2.0%	(1.2)	pp	(60.0)%	0.8%	2.0%	(1.2)	pp	(60.0)%
ARPDAU (in dollars)	$0.23	$0.52		$(0.29)	(55.8)%	$0.24	$0.51		$(0.27)	(52.9)%

pp = percentage points
Revenue information by geography is summarized as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
United States	$64,414	$63,501	$913	1.4%	$200,566	$185,646	$14,920	8.0%
All other countries	11,444	8,626	2,818	32.7%	33,208	25,285	7,923	31.3%
Net revenue	$75,858	$72,127	$3,731	5.2%	$233,774	$210,931	$22,843	10.8%
Net revenue increased $3.7 million to $75.9 million during the three months ended September 30, 2023 compared to $72.1 million during the three months ended September 30, 2022. The increase was primarily driven by increases of $10.4 million in advertising revenue. The increase was offset by decreases of $4.0 million in virtual currency revenue and $2.6 million in other revenue. The increase in advertising revenue was primarily driven by an increase in impression count and focus on providing more opportunities for our players to engage with advertisements, including the addition of the Tetris®-branded mobile game to our games portfolio and the acquisition of the Brainium portfolio of casual games that occurred in the fourth quarter of 2022. Virtual currency revenue decreased $4.0 million to $61.6 million during the three months ended September 30, 2023 compared to $65.6 million during the three months ended September 30, 2022, primarily driven by the decline in DPU. Our Average Daily Payer Conversion rate decreased 1.2 percentage points to 0.8% during the three months ended September 30, 2023 from 2.0% during the three months ended September 30, 2022 due to the dilution of the increase of the Tetris® audience and the addition of the Brainium portfolio of games, which primarily operate with an advertising revenue model, as described above.
Net revenue increased $22.8 million to $233.8 million during the nine months ended September 30, 2023 compared to $210.9 million during the nine months ended September 30, 2022. The increase was primarily driven by increases of $30.2 million in advertising revenue and $0.4 million in other revenue. The increase in advertising revenue was primarily driven by an increase in impression count and focus on providing more opportunities for our players to engage with advertisements, including the addition of the Tetris®-branded mobile game to our games portfolio and the acquisition of the Brainium portfolio of casual games which occurred in the fourth quarter of 2022. Virtual currency revenue decreased $7.8 million to $187.6 million during the nine months ended September 30, 2023 compared to $195.4 million during the nine months ended September 30, 2022, primarily driven by the decline in DPU. Our Average Daily Payer Conversion rate decreased 1.2 percentage points to 0.8% during the nine months ended September 30, 2023 from 2.0% during the nine months ended September 30, 2022 due to the dilution of the increase of the Tetris® audience and the addition of the Brainium portfolio of games, which primarily operate with an advertising revenue model, as described above.
Operating Expenses
The following table summarizes our consolidated operating expenses for each applicable period (in thousands, except percentages):

	Three Months Ended September 30,				% of Revenue
	2023	2022	$ Change	% Change	2023	2022
Operating expenses:
Cost of revenue	$19,862	$21,703	$(1,841)	(8.5)%	26.2%	30.1%
Selling and marketing	18,786	19,249	(463)	(2.4)%	24.8%	26.7%
Research and development	17,367	15,110	2,257	14.9%	22.9%	20.9%
General and administrative	10,747	9,864	883	9.0%	14.2%	13.7%
Depreciation and amortization	11,537	8,583	2,954	34.4%	15.2%	11.9%
Restructuring expenses	1,280	796	484	60.8%	1.7%	1.1%
Total operating expenses	$79,579	$75,305	$4,274	5.7%	104.9%	104.4%

	Nine Months Ended September 30,				% of Revenue
	2023	2022	$ Change	% Change	2023	2022
Operating expenses:
Cost of revenue	$58,276	$63,657	$(5,381)	(8.5)%	24.9%	30.2%
Selling and marketing	55,283	59,336	(4,053)	(6.8)%	23.6%	28.1%
Research and development	53,503	46,561	6,942	14.9%	22.9%	22.1%
General and administrative	33,688	28,763	4,925	17.1%	14.4%	13.6%
Depreciation and amortization	33,686	25,265	8,421	33.3%	14.4%	12.0%
Restructuring expenses	7,112	10,968	(3,856)	(35.2)%	3.0%	5.2%
Total operating expenses	$241,548	$234,550	$6,998	3.0%	103.3%	111.2%

Cost of Revenue
Cost of revenue decreased by $1.8 million to $19.9 million during the three months ended September 30, 2023 compared to $21.7 million during the three months ended September 30, 2022. As a percentage of revenue, cost of revenue decreased from 30.1% for the three months ended September 30, 2022 to 26.2% for the three months ended September 30, 2023. The decrease was primarily related to an increase in advertising revenue, which does not incur platform fees, and a reduction in royalty expenses associated with our revenue.
Cost of revenue decreased by $5.4 million to $58.3 million during the nine months ended September 30, 2023 compared $63.7 million during the nine months ended September 30, 2022. As a percentage of revenue, cost of revenue decreased from 30.2% for the nine months ended September 30, 2022 to 24.9% for the nine months ended September 30, 2023. The decrease was primarily related to an increase in advertising revenue, which does not incur platform fees, and a reduction in royalty expenses associated with our revenue.
Selling and Marketing
Selling and marketing expenses decreased by $0.5 million to $18.8 million during the three months ended September 30, 2023 compared to $19.2 million during the three months ended September 30, 2022. The decrease was primarily due to a reduction of user acquisition costs of $1.0 million. This was offset by $0.5 million of other additional sales and marketing costs.
Selling and marketing expenses decreased by $4.1 million to $55.3 million during the nine months ended September 30, 2023 compared to $59.3 million during the nine months ended September 30, 2022. The decrease was primarily due to a reduction of user acquisition costs of $5.7 million. This was offset by $1.1 million of additional employee costs and $0.5 million of other additional sales and marketing costs.
Research and Development
Research and development expenses increased by $2.3 million to $17.4 million during the three months ended September 30, 2023 compared to $15.1 million during the three months ended September 30, 2022. The increase was due to an increase of IT services of $0.9 million, an increase of employee costs of $0.5 million, an increase of $0.5 million in stock-based compensation, and $0.4 million increase in other research and development costs.
Research and development expenses increased by $6.9 million to $53.5 million during the nine months ended September 30, 2023 compared to $46.6 million during the nine months ended September 30, 2022. The increase was primarily due to an increase of employee costs of $4.2 million, an increase of IT services of $1.3 million, an increase in facilities costs of $1.1 million, and an increase in other research and development costs of $0.3 million.
General and Administrative
General and administrative expenses increased by $0.9 million to $10.7 million during the three months ended September 30, 2023 compared to $9.9 million during the three months ended September 30, 2022. The increase was primarily due to $1.0 million of additional employee costs. This was offset by a decrease of $0.1 million of other general and administrative expense.
General and administrative expenses increased by $4.9 million to $33.7 million during the nine months ended September 30, 2023 compared to $28.8 million during the nine months ended September 30, 2022. The increase was primarily due to $3.8 million of additional employee costs, an increase of $0.8 million of stock-based compensation, and an increase of other general and administrative expense of $0.3 million.
Depreciation and Amortization
Depreciation and amortization expenses increased by $3.0 million to $11.5 million during the three months ended September 30, 2023 compared to $8.6 million during the three months ended September 30, 2022. The increase was primarily due to the increased amortization of intangible assets related to the acquisitions of Brainium and WonderBlocks, as well as increased amortization as a result of additional intangible assets.
Depreciation and amortization expenses increased by $8.4 million to $33.7 million during the nine months ended September 30, 2023 compared to $25.3 million during the nine months ended September 30, 2022. The increase was primarily due to the acquisitions of Brainium and WonderBlocks, increased amortization as a result of additional intangible assets, and additional depreciation of property and equipment.
Restructuring Expenses
Restructuring expenses increased by $0.5 million from the three months ended September 30, 2022 to the three months ended September 30, 2023. The increase was primarily due to a $1.1 million non-cash impairment charge. This increase was partially offset by a decrease of $0.7 million in fees related to various merger and acquisition opportunities.
Restructuring expenses decreased by $3.9 million from the nine months ended September 30, 2022 to the nine months ended September 30, 2023. The decrease was primarily due to $6.3 million less of non-cash impairment charges and a decrease of $0.8 million related to the Tender Offer. This decrease was partially offset by an increase of $2.8 million related to the internal reorganization and an increase in $0.4 million in fees related to various merger and acquisition opportunities.
Other Income, Net
The following table summarizes our consolidated non-operating income for each applicable period (in thousands, except percentages):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Change in fair value of warrant liabilities	$4,216	$4,676	$(460)	(9.8)%
Interest income	1,364	843	521	61.8%
Other expense	(198)	(475)	277	(58.3)%
Total other income, net	$5,382	$5,044	$338	6.7%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Change in fair value of warrant liabilities	$1,381	$1,139	$242	21.2%
Interest income	3,521	1,050	2,471	235.3%
Other income (expense)	906	(836)	1,742	(208.4)%
Total other income, net	$5,808	$1,353	$4,455	329.3%
The change in fair value of warrant liabilities is related to the warrants discussed in Note 11—Warrant Liabilities to our condensed consolidated financial statements herein. Interest expense is related to the unused commitment fees and debt issue costs associated with the Credit Agreement and the Private Venture Growth Capital Loan, respectively, as discussed in Note 14—Long-Term Debt to our condensed consolidated financial statements herein. Other (expense) income primary relates to gains or (losses) from equity investments and gains or (losses) from foreign currency transactions with our foreign subsidiaries.
Provision for Income Taxes
Provision for income taxes resulted in a tax benefit of $2.1 million for the three months ended September 30, 2023, compared to a tax benefit of $1.8 million for the three months ended September 30, 2022. Our effective tax rate was (128.8)% for the three months ended September 30, 2023 compared to our statutory tax rate of 21%. Our effective tax rate was increased for the deduction of foreign taxes and research and development credits that we can utilize on our federal and state tax returns. Our effective tax rate was decreased by the fair value adjustment to the warrant liability, foreign branch income, nondeductible stock compensation, and other nondeductible expenses.

Provision for income taxes resulted in a tax benefit of $2.4 million for the nine months ended September 30, 2023, compared to a tax benefit of $6.2 million for the nine months ended September 30, 2022. Our effective tax rate was 124.0% for the nine months ended September 30, 2023 compared to our statutory tax rate of 21%. Our effective tax rate was increased for non-deductible stock options, the deduction of foreign taxes, foreign branch income, the fair value adjustment to the warrant liability, the recognition of estimated state taxes, and other nondeductible expenses. Our effective tax rate was decreased by additional foreign taxes paid related to a settlement with the Israel Tax Authority, the recognition of additional state tax liabilities due to an updated nexus study, and research and development credits that we can utilize on our federal and state tax returns.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$3,800	$3,629	$471	$(16,080)
Depreciation & amortization	11,537	8,583	33,686	25,265
Income tax benefit	(2,139)	(1,763)	(2,437)	(6,186)
Stock-based compensation expense	4,344	3,554	14,391	13,563
Change in fair value of warrant liability	(4,216)	(4,676)	(1,381)	(1,139)
Change in fair value of contingent consideration	—	—	(950)	—
Restructuring and related(1)	1,280	796	7,112	10,968
Other, net(2)	(1,081)	(367)	(3,328)	(212)
AEBITDA	13,525	9,756	47,564	26,179

GAAP Revenue	75,858	72,127	233,774	210,931

Margin as a % of revenue
Net income (loss) margin	5.0%	5.0%	0.2%	(7.6)%
AEBITDA Margin	17.8%	13.5%	20.3%	12.4%

(1)Amounts reported during the three and nine months ended September 30, 2022 consist of fees related to evaluating various merger and acquisition opportunities. Amounts reported during the nine months ended September 30, 2022 relate to non-cash impairment charges related to the suspension of Kingdom Boss development and fees related to a tender offer for the warrants. Amounts reported during the three and nine months ended September 30, 2023 relate to non-cash impairment charges related to certain investments and fees related to evaluating various merger, acquisition and restructuring opportunities.
(2)Amounts reported in “Other, net” include interest expense, interest income, gains/losses from investments, foreign currency gains/losses, and non-cash gains/losses on the disposal of assets.

Liquidity and Capital Resources
As of September 30, 2023, we had cash and cash equivalents of $129.8 million, which consisted of cash on hand and money market mutual funds. Historically, we have funded our operations, including capital expenditures, primarily through cash flow from operating activities. We believe that our existing cash and cash equivalents, the cash generated from operations, and the borrowing capacity under our Credit Agreement as described below will be sufficient to fund our operations and capital expenditures for at least the next twelve (12) months. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure, or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds or we may decide to do so opportunistically.
Debt
For a description of the Credit Agreement, see Note 14—Long-Term Debt in our Condensed Consolidated Financial Statements and Liquidity and Capital Resources in our Annual Report on Form 10-K for the year ended December 31, 2022.
As of September 30, 2023, we do not have any outstanding amounts under the Credit Agreement.
Cash Flows
The following tables present a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$36,396	$31,231
Net cash used in investing activities	(21,855)	(26,103)
Net cash used in financing activities	(17,767)	(5,648)
Effect of exchange rate on cash and cash equivalents	(967)	(913)
Decrease in cash and cash equivalents	(4,193)	(1,433)
Operating Activities
During the nine months ended September 30, 2023, operating activities provided $36.4 million of net cash as compared to $31.2 million during the nine months ended September 30, 2022. The increase in cash provided from operating activities was primarily due to a favorable change in financial performance.
Investing Activities
Our investing activities are composed of cash used for game development and purchase of property and equipment.
During the nine months ended September 30, 2023, investing activities used $21.9 million of net cash as compared to $26.1 million during the nine months ended September 30, 2022. The change in cash used in investing activities was due to the Company purchasing $5.7 million less in property and equipment primarily due to the purchase of the Las Vegas office location for $5.0 million in the prior period. This was offset by an increase of additions to internal-use software.
Financing Activities
Our cash flow used in financing activities primarily consists of payments for share repurchases and payments related to the withholding taxes from the vesting of certain share-based compensation awards.
During the nine months ended September 30, 2023, financing activities used $17.8 million of net cash as compared to $5.6 million of cash during the nine months ended September 30, 2022. The increase in cash used in financing activities was due to $15.5 million of share repurchases made during the nine months ended September 30, 2023 which did not occur in the prior period. This was offset by $2.4 million in less payments made in the current period for minimum guarantees related to license agreements compared to the prior period.

Contractual Obligations, Commitments, and Contingencies
A description of contractual obligations, commitments, and contingencies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2022. Other than the additional factors discussed below, there have been no material changes to those factors previously disclosed in our 2022 Annual Report on Form 10-K.
As of September 30, 2023, we had approximately $21.0 million in net deferred tax assets. These deferred tax assets include approximately $8.7 million related to net operating loss carryforwards, $0.7 million related to charitable contribution carryforwards, and $3.2 million related to research and development credits that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. Some of these carryforwards and credits will expire if they are not used within certain periods. and currently, we have a partial valuation allowance of $2.2 million recorded against the California research credit carryforward. At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these deferred tax assets. However, it is possible that some of these carryforwards related to charitable contributions and state net operating losses could ultimately expire unused. Therefore, unless the Company continues to generate sufficient taxable income, a substantial valuation allowance to reduce our deferred tax assets may be required, which would materially increase our expenses in the period the allowance is recognized and materially, adversely affect our results of operations and statement of financial condition.
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
Interest Rate Risk
Our exposures to market risk for changes in interest rates relate primarily to our Credit Agreement. The Credit Agreement and our Revolver are floating rate facilities. Therefore, fluctuations in interest rates will impact the amount of interest expense we incur and have to pay. We did not have any borrowings outstanding under our Credit Agreement at September 30, 2023 and December 31, 2022, respectively
We do not purchase or hold any derivative financial instruments for trading purposes.
Investment Risk
We had cash and cash equivalents totaling $129.8 million and $134.0 million as of September 30, 2023 and December 31, 2022, respectively. Our investment policy and strategy primarily attempt to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents primarily consist of cash on hand and money market mutual funds. We have not entered into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would have increased or decreased our interest income for a twelve-month period by an immaterial amount.

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
Subsequent to September 30, 2023, we entered into derivative contracts to purchase certain foreign currencies, including the NIS, at future dates. The notional value of amounts hedged was approximately $7.5 million, and all contracts are expected to mature during the upcoming 12 months.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2022. Other than the additional factors discussed below, there have been no material changes to those factors previously disclosed in our 2022 Annual Report on Form 10-K.

Risks Related to Managing Our Business Operations in Israel

Potential political, economic, and military instability in Israel and the surrounding region may adversely affect our results of operations.

We have a significant number of employees based at our studio in Tel Aviv, Israel. Accordingly, political, economic, and military conditions in Israel and the surrounding region could directly affect our business and operations. In October 2023, Hamas conducted a series of coordinated attacks from the Gaza Strip against the Israeli people, resulting in the outbreak of war between the State of Israel and Hamas. In addition, Israel is engaged in ongoing hostilities with Hezbollah in Lebanon. Any armed conflict or other hostilities involving Israel, or the interruption or curtailment of trade within Israel or between Israel and other countries, could adversely affect our business operations.

In addition, political uprisings in various countries in the Middle East in recent years have affected the political stability of those countries and have led to a decline in the regional security situation. Such instability could also lead to deterioration in the political and trade relationships that exist between Israel and these countries. Any armed conflicts, terrorist activities, or political instability involving Israel or other countries in the region could adversely affect our business operations. In addition, political events within Israel may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments in Israel or other countries in the region could negatively impact our business.

The relationship between the United States and Israel could be subject to fluctuation and periodic tension. Changes in political conditions in Israel and changes in the state of U.S. relations with Israel are difficult to predict and could adversely affect our operations. Parties with whom we do business may be disinclined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary to meet with our business partners. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

Our insurance may not cover losses that we incur as a result of the security situation in Israel or for any resulting disruption in our business operations. Although the Israeli government has in the past covered the reinstatement value of direct damages that were caused by terrorist attacks or acts of war, we cannot be assured that this government coverage will be maintained or, if maintained, will be sufficient to compensate us fully for any damages we incur. In addition, the Israeli government may cease providing such coverage in the future, or it may limit the amount or scope of coverage provided, and as a result any such coverage may be insufficient to cover potential damages we may incur. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts, political instability, terrorism, cyberattacks or any other hostilities involving, or threatening Israel could negatively affect business conditions generally and harm our results of operations.

Our operations may be disrupted because of the activation of Israeli citizens for military service.

Our operations could also be disrupted by absences due to employees and service providers in Israel being activated for military service. Some of our employees in Israel are obliged to perform military reserve duty and, in certain emergency circumstances, such employees may be called to immediate and unlimited active duty. As a result of Israel’s October 7, 2023 declaration of a state of war and activation of Article 8 of the Reserve Service Law (2008), a number of our employees in Israel were activated for military duty and we expect that additional employees could be activated if the war continues or expands. Any major escalation in hostilities in the region could result in a portion of our employees and service providers in Israel being called up to perform military duty for an extended period. Our operations could be disrupted by such call-ups. While we have implemented business continuity measures to address the military call-ups, any resulting disruption could materially adversely affect our business operations, financial condition, and results of operations.

We incur operating expenses that are denominated in currencies other than the US Dollar, including expenses denominated in New Israeli Shekels, and as a result our financial condition and results of operations may be harmed by currency exchange rate fluctuations.

We are exposed to currency fluctuation risks. Although our functional currency is the U.S. Dollar and our revenues and expenses are reported in U.S. Dollars, we regularly incur operating expenses that are denominated in currencies other than the U.S. Dollar. A significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses, as well as leases and certain other operating expenses, are denominated in New Israeli Shekels, or NIS. We also incur operating expenses denominated in the Hong Kong Dollar, Euro, Serbian Dinar, Vietnamese Dong, and Singaporean Dollar.

As a result, fluctuations in the exchange rates of the NIS and other foreign currencies relative to the U.S. Dollar have an influence on our operating expenses, which are all reported in U.S. Dollars regardless of the currency in which they are incurred. From time to time, we may enter into currency hedging arrangements to decrease the risk of financial exposure from fluctuations in the exchange rate of foreign currencies relative to the U.S. Dollar. Such arrangements may not be sufficient to fully protect us, and our operating results and financial condition could be adversely impacted by currency exchange rate fluctuations notwithstanding any risk mitigation measures we might employ from time to time.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about share repurchases made by us of our Class A common stock during the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of a Publicly Announced Program[3]	Dollar Value of Shares that May Yet be Purchased Under the Program at Period End (In thousands)
July 1, 2023 - July 31, 2023	905	$4.80	—	$30,000
August 1, 2023 - August 31, 2023	429,544	$3.80	—	$30,000
September 1, 2023 - September 30, 2023	—	$—	—	$30,000

1.These amounts consist entirely of shares surrendered to satisfy tax withholding obligations upon the vesting of equity awards under our 2021 Equity Incentive Plan (as amended, the “Plan”). Under the Plan and applicable award agreements, the Company has the discretionary right to collect payment of mandatory tax withholding obligations by deducting from the shares otherwise deliverable to a participant upon vesting and settlement of an award under the Plan a number of shares having a fair market value equal or less than such participant’s tax withholding obligations. All shares so deducted from shares that otherwise would be deliverable to participants under the Plan are considered repurchased pursuant to the terms of the Plan and applicable award agreements and not pursuant to any publicly announced share repurchase program.
2.Average price paid per share excludes costs associated with the repurchases and any excise taxes that may be incurred by the Company on share repurchases.
3.Repurchases may be executed from time to time, subject to general business and market conditions, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 trading plans, pursuant to a stock repurchase program. On November 10, 2021, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, within a 12 month period, up to $50.0 million of the Company’s Class A common stock at such times and in such amounts as the Company’s Board of Directors deems appropriate, based on factors such as market conditions, legal requirements, and other business considerations. The Company publicly announced the approval of such stock repurchase program on November 12, 2021. On November 2, 2022, the Company’s Board of Directors approved an extension of the time period for repurchases under the stock repurchase program for an additional 12 months from November 10, 2022 to November 10, 2023. The Company publicly announced the extension of such time period on November 8, 2022. Through September 30, 2023, the Company repurchased an aggregate of $20.0 million of Class A common stock under the program, resulting in $30.0 million remaining for additional repurchases as of such date. On November 1, 2023, the Company's Board of Directors extended the stock repurchase program through November 10, 2024 and increased the remaining amount authorized to $50.0 million. The Company publicly announced such extension and increase on November 2, 2023. See Note 18—Stockholders’ Equity for additional information relating to share repurchases.

Item 3.        Defaults Upon Senior Securities
None
Item 4.        Mine Safety Disclosures
Not applicable
Item 5.        Other Information
During the fiscal quarter ended September 30, 2023, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.
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
10.1
Amendment No. 3 to Credit Agreement among PLAYSTUDIOS, Inc., PLAYSTUDIOS US, LLC, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated August 16, 2023 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 18, 2023).

10.2
Joinder Agreement between Brainium Studios, LLC and JPMorgan Chase Bank, N.A., as Administrative Agent, dated August 16, 2023 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 18, 2023).

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

PLAYSTUDIOS, Inc.

Date:	November 3, 2023	By:	/s/ Andrew Pascal
		Name:	Andrew Pascal
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2023	By:	/s/ Scott Peterson
		Name:	Scott Peterson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)