Form 10-K
period 2023-12-31
PLAYSTUDIOS, Inc.
filed 2024-03-12
CIK 1823878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Aces (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
The aggregate market value of the registrant's Class A common stock held by non-affiliates of this registrant, computed by reference to the closing price of the registrant's Class A common stock as reported on the Nasdaq Global Market ("Nasdaq") on the last business day of the registrant's most recently completed second fiscal quarter was approximately $446.8 million.
As of February 29, 2024, there were 119,750,795 shares of Class A common stock, $0.0001 par value per share, and 16,457,769 shares of Class B common stock, $0.0001 par value per share, outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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
•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, gross margin, operating expenses (including changes in sales and marketing, research and development, and general and administrative expenses), and profitability;
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
◦our ability to implement business plans, forecasts, and other expectations and to identify and realize additional opportunities; and
◦general economic conditions and their impact on levels of spending by players, our rewards partners, and our advertisers, including risks of inflation and recession and other macroeconomic conditions.
•our ability to maintain relationships with our platforms, such as the Apple App Store, Google Play Store, Amazon Appstore, and Facebook;
•our ability to maintain, protect, and enhance our intellectual property rights;
•our ability to successfully defend litigation brought against us; and
•our ability to successfully close and integrate acquisitions that contribute to our growth objectives.

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

•general economic conditions may impact the levels of spending by players, our rewards partners, and our advertisers;

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

•any cybersecurity‑related attack or significant data breach could compromise our information or the information of third parties, including our players, and expose us to liability;

•the dual class structure of our common stock has the effect of concentrating voting power with Andrew Pascal, our Chairman of the Board and Chief Executive Officer, which limits other investors' ability to influence the outcome of important stockholder decisions, which could include change in control transactions;

•we do not intend to pay cash dividends for the foreseeable future; and

•provisions in our corporate documents and Delaware state law could delay or prevent a change of control.

PART I
ITEM 1.    BUSINESS

Introduction
Acies was incorporated on August 14, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. Acies completed its initial public offering in October 2020. On June 21, 2021, Acies consummated the Acies Merger with Old PLAYSTUDIOS, pursuant to the Merger Agreement. In connection with the closing of the Acies Merger, we changed our name from Acies to PLAYSTUDIOS, Inc. PLAYSTUDIOS continues the existing business operations of Old PLAYSTUDIOS as a publicly traded company. Our website address is https://playstudios.com.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our website as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the SEC.

Overview
PLAYSTUDIOS is a leading developer of free-to-play casual games for mobile and social platforms. With a focus on creating immersive and engaging experiences, we have built a strong reputation for combining high-quality games that resonate with players worldwide with our groundbreaking playAWARDS loyalty platform, which enables players to earn real-world rewards from a global collection of hospitality, entertainment and leisure brands. Our game portfolio includes a diverse range of titles, from social casino and card games to puzzle and adventure games.

We generate revenue primarily through the sale of in-game virtual currency and the monetization of player engagement. Although our games are available to players for free, we historically have derived substantially all of our revenues from the sale of in-game virtual currency when players make voluntary in-game purchases. By offering players the option to voluntarily purchase in-game virtual currency, we are able to generate a steady stream of revenue while maintaining a free-to-play model. Additionally, we utilize in-game advertising as a means of further monetizing player engagement and enhancing our revenue streams.

PLAYSTUDIOS has successfully established itself as a leader in the mobile gaming industry, with a strong presence in both domestic and international markets. Our games have been downloaded millions of times and have garnered a loyal and dedicated player base. Through continuous innovation and the introduction of new game titles, we aim to further expand our market reach and solidify our position as a top player in the industry.

The Power of Play

We build award-winning casual games that are among the most popular games available on iTunes and Google Play. Our games, which include myVEGAS Slots, myVEGAS Blackjack, my KONAMI Slots, POP! Slots, myVEGAS Bingo, MGM Slots Live, Tetris®, Solitaire, Spider Solitaire, Sudoku, and Mahjong, have been downloaded over 100 million times and were played by 13.5 million monthly active users for the year ended December 31, 2023. From social casino to casual games, each game has been thoughtfully crafted for the people who play it. As a result, we’ve been able to build a loyal and engaged community of players by virtue of our direct development efforts.
But we are not just a game company, because at the heart of every game we create is a powerful, one-of-a-kind loyalty program we call playAWARDS. It sets us apart from other leading game developers and it’s our key to building deep and lasting connections with millions of players. Every time players engage with one of our games, they begin earning valuable loyalty points and elevating their playAWARDS status. Once they have accumulated loyalty points, they can unlock a collection of real-world rewards and other benefits that include, but are not limited to, vacations, invitations to special events, and access to our VIP services. Through our loyalty program, with a few swipes and a tap, players can be on their way to a complimentary meal, show, or weekend getaway, along with a chance to connect with other players who share their passion for our games.
Our curated collection of rewards partners represents unique brands including MGM Resorts International, Wolfgang Puck, Royal Caribbean Cruise Lines, and Cirque du Soleil. The appeal of our loyalty program speaks for itself.

Managing a loyalty program like playAWARDS requires a robust technology platform. We have created a collection of tools and services that allows our network of global rewards partners to make the most of their in-game promotional presence. With our platform, our rewards partners can launch new rewards directly into our games and make changes to their existing rewards. Then, in real time, they can see how players are responding to and engaging with their brands within our games.
Our rewards partners recognize the value of showcasing their products and services within our games. The benefits, however, extend well beyond simple brand impressions, because each reward that a player acquires in our games translates to a potential customer for our rewards partners. Extending these rewards to our players helps keep our rewards partners top-of-mind in a way that’s entertaining and engaging, rather than transactional.
Our loyalty program provides our players a whole new dimension to their gameplay experiences. We often hear player stories of unforgettable memories and personal connections that our players have made through our real-world rewards. And that is what makes PLAYSTUDIOS so much more than a game company.
Our Loyalty Program
Our playAWARDS program is grounded in a proven model that provides our players with a rewarding entertainment experience and our rewards partners with promotional access to a large and valuable audience. From our perspective as a game developer, our playAWARDS program affords us a key competitive advantage in our strategy to retain, engage, and ultimately monetize our players. The platform’s rules engine allows us to align our reward offerings with players’ preferences based upon certain qualifying criteria. We believe our differentiated playAWARDS program benefits our players, rewards partners, and business for a number of reasons as described below.
We believe our unique playAWARDS program provides our players with a compelling and differentiated value proposition: “Play Free Games. Earn Real Rewards.”
Our social casino games and our Tetris®-branded mobile game incorporate loyalty points that are earned by players as they engage with our games. Like miles in a frequent-flyer program, our players accumulate more loyalty points as they demonstrate their ongoing commitment to our games. These loyalty points can then be exchanged for a vast library of real-world rewards. Each of these games features an integrated rewards lobby, enabling our players to easily browse and acquire benefits from a curated collection of rewards. Loyalty points are aggregated across the games, allowing our players to accumulate loyalty points more rapidly by engaging with more of our games. This drives traffic across our entire portfolio of games.
One of the key features of our playAWARDS loyalty platform is its tiered loyalty program. Players can progress through tiers based on their level of engagement and gameplay. Each tier offers increasingly valuable rewards, such as bonus virtual currency, exclusive in-game items, and access to special events. This tiered system not only incentivizes players to continue playing but also creates a sense of achievement and progression within the gaming community. The playAWARDS platform also incorporates social elements to further engage players. Players can connect with friends, compete in leaderboards, and participate in community challenges. This social aspect not only adds a competitive element to the gaming experience but also fosters a sense of camaraderie and community among players. By encouraging social interaction, we foster a vibrant and dynamic gaming environment that keeps players engaged and invested in our platform.
By offering tangible, real-world rewards, we believe playAWARDS enhances the overall gaming experience and enriches the value proposition of our games. We also believe playAWARDS is a meaningful differentiator that allows our games to stand out among hundreds of thousands of competing games, while also driving deeper engagement and enhancing player monetization. Whether it be early adoption, mid-term engagement, or long-term payer conversion, we believe our loyalty program enhances the trajectory and life cycle of our games. By complementing inherently great games with a compelling collection of rewards, we believe we’ve been able to distinguish ourselves from our competition.
Our Rewards Partners.
The playAWARDS program allows our rewards partners to connect directly with a valuable mobile audience in a way that is engaging, entertaining, and cost effective. By integrating branded content and promotional offerings into our games, playAWARDS converts entertaining digital impressions into real world brand engagement. In the process of earning loyalty points and redeeming rewards, players make the journey from our world into the world of our rewards partners. This activity helps them acquire new customers and reactivate ones that have lapsed. In addition, by extending restricted offers, our rewards partners are able to shift customer demand from peak to off-peak periods, allowing them to optimize the utilization of their inventory.

The playAWARDS platform provides a comprehensive suite of tools that enables participants in our loyalty program to optimize their participation. Our platform includes operating tools tailored to the needs of our game makers, customer service features for our support and player hosts, and a dedicated console for our rewards partners. All of these participants are empowered to manage their activities in real time, drawing on player insights to optimize the impact and value they derive from the playAWARDS program.
As we have amassed a diverse collection of rewards partners, the scale of our network has become a competitive edge that delivers benefits to both our players and rewards partners. As of December 31, 2023, our playAWARDS program offered rewards from 233 entertainment, retail, travel, leisure, and gaming brands from 113 reward partners located in 104 countries on 6 continents. Our players have used their loyalty points to acquire over 16 million rewards with a retail value of more than $824 million.
We believe there is opportunity to grow our vibrant community of players by continuing to leverage our unique loyalty program. As our players engage with our games, they accumulate loyalty points that enrich their experience in the real world. As they consume their real-world rewards, they drive incremental business value for our rewards partners, who more fully engage with our loyalty program and actively promote our games as a means of keeping their brands top-of-mind with target consumers. This drives players back to our games, where they can engage more deeply, accumulate more loyalty points, and repeat the cycle. The more players we drive to our rewards partners, the more rewards partners and rewards inventory we can attract. The more rewards we attract, the more we can offer to our players, making our loyalty program more compelling to an even broader audience.
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
We have a proprietary loyalty platform with a global network of rewards partners.
During the year ended December 31, 2023, we continued to develop and scale our proprietary loyalty platform across 104 countries and 6 continents, and have amassed a global, diverse collection of rewards partners across entertainment, retail, technology, travel, leisure, and gaming. Our loyalty platform allows us to provide an engaging enhancement to the primary gaming experience of our 13.5 million monthly active users for the year ended December 31, 2023.
We believe the combination of our more than twelve years of development investments, operational experience, integration of our loyalty platform within our rewards partners’ marketing and operating practices, and the breadth of our corporate relationships, are significant competitive advantages, and to replicate our systems would require competitors to invest substantial time and incur significant expense.
We are experts in live operations.
We have established “live operations” as a core competency throughout the company and have dedicated live operations teams within each of our game studios. Although crafting great content is a necessary ingredient in building an enduring franchise, content alone is not sufficient. Games, and the teams that build and operate them, also must cultivate the capacity to understand, anticipate and respond to player behaviors. This ability is often enabled by sophisticated tools and a disciplined process. When done well, the overall experience, level of difficulty, rate of progress, and breadth of features, can be fine-tuned to the expectations and desires of individual player cohorts. Our live operations teams closely analyze player data in order to design and deliver content, offers, and features to our players at the optimal times during their gameplay. We believe thorough effective live operations, we can drive paying player conversion, continued monetization, and long-term paying player retention.
We are committed to adding value to our player experience through rewards, service, and community.
We believe that focusing on the player experience is the key to driving player retention and opportunities for conversion to paying players. We have built a player management infrastructure that includes customer support, social media community engagement, hosting for premium players, and real-world meetups and social events with our rewards partners.

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
We have built an operating framework that consists of the tools, information systems, communication practices, and disciplines that enables each of our studios to function independently and optimize its performance. While this model encourages creativity, dynamism, and independence, it also ensures that our values as a company are deeply ingrained in all that we do. This model fosters our commitment to our employees and their growth, our uncompromising attention to innovation and the creative execution of our games, and our relentless focus on creating value for our players and our rewards partners.
We have adopted certain organizational conventions to drive collaboration and shared learning including our "council" framework, which consists of a collection of topic-specific forums, each comprised of experts across our studios that self-organize, meet, and advance an agenda that serves the interests of the broader business. Today we have numerous active councils focused on areas such as monetization, data science, technology, creative, product execution, user acquisition, player experience, and the playMAKER experience. These councils are designed to drive deeper connections among our key leaders, leverage the collective intelligence from subject matter experts, and provide opportunities for learning and problem solving within key disciplines of the business.
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
Our Growth Opportunities
We have a collection of growth opportunities that fall into four distinct categories — optimize, expand, acquire and diversify. We will continue to optimize the performance of our existing portfolio of games, attracting, engaging, and monetizing more players. In addition, we intend to broaden our focus and act on acquisition opportunities that will allow us to complement our existing franchises by integrating new products and players into our playAWARDS program, as we have done with our acquisition of the mobile rights to Tetris® in 2021 and our acquisition of Brainium Studios in 2022. In parallel, we will continue to diversify our business model as we scale advertising within each of our games. We also plan to introduce new playAWARDS features that will enable our players to transact directly with us, which we expect will improve our gross margins. Lastly, we’ll continue to evolve our playAWARDS platform and tools such that we can make them available to strategic partners and third parties under a SaaS model, or in our case, Loyalty-as-a-Service.
New Game Launches
During the company's first ten years, we generally grew our business organically by assembling every team, building every product, and acquiring every player ourselves. Our primary strategy to date has been to expand our portfolio of games and game studios through in-house development, leveraging the talent and culture of our teams to develop innovative and award-winning games. We launched our myVEGAS Bingo game in March 2021 and MGM Slots Live in October 2021. These games represent an extension of our addressable market and growth opportunity. We continue to look for opportunities to create new games. As we expand into new genres and games, we expect to leverage loyalty mechanics and our player network to seed, and then grow, each new product.
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
Ad Monetization
While most of our revenue is derived from in-game purchases, we introduced ad monetization mechanics into various of our social casino games in recent years. In addition, we acquired the rights to Tetris® on mobile devices in November of 2021 and Brainium Studios in October of 2022. The Tetris® mobile game and all ten Brainium games generate most of their revenue through ad monetization. We intend to continue to qualify and scale in-game advertising as a source of revenue.
Direct Purchase
In 2020, we developed and trialed a new collection of web-based myVIP features. In 2022, the service was extended to all players, who were invited to engage with us through a customized player portal. Each portal is tailored to the player, with a curated collection of unique benefits, rewards, and real-world events. The player is also able to review his or her status and currency balances across all playAWARDS-enabled games, and should the player choose, the player can purchase virtual items from within the portal. It’s important to highlight that these players are given preferential access to unique rewards, along with virtual currency packages that are not available within the game. The myVIP player portal is available to all myVIP players at any tier level.
Continued Conversion of Non-Paying Players into Paying Players
We believe we can generate revenue growth by converting more non-paying players into payers. Our average daily conversion rate of non-payers to payers was 0.8% for the year ended December 31, 2023, down from 1.5% for the year ended December 31, 2022. We continually assess the data about our players to develop insights that we can use to improve conversion. We also engage regularly with our players at community events and other occasions associated with their reward redemptions. These opportunities enable us to glean additional insights from our players that inform our ongoing product refinements. We intend to continue to explore new strategies to improve our conversion of non-paying players into paying players, including continued game enhancements, player outreach, live operations offerings, and data-driven player management strategies.
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
Loyalty-as-a-Service
Our playAWARDS program provides value to our rewards partners while increasing player engagement and retention within our games. As we introduce new games and explore potential acquisition opportunities, we will integrate our loyalty program in order to drive value and benefit from our increased scale. We will continue to enhance our playAWARDS program by updating the platform and tools, optimizing the redemption funnel and growing our collection of rewards partners. Our robust platform and knowledge can be leveraged and applied to other products and services as well. We also plan to explore additional opportunities for monetizing our technology, tools, and operating expertise by offering to other game publishers a tightly integrated, full-featured, loyalty-as-a-service solution.
Our Company Values
At PLAYSTUDIOS, the essence of who we are is expressed in three simple truths: PLAY better together, PLAY to win, and the game is for the PLAYer.
The founders of our company and many of our key studio-level operating teams have long histories together, and the importance of those relationships sets the tone for a company that places its highest premium on trust, mutual respect, and genuine regard for one another — even when we disagree. While clichés about close-knit cultures abound, we believe that in our case the metaphor of a company as family truly does apply. We recognize that building and growing a successful business requires a tremendous commitment of time and energy. Taking that journey with people you care about makes it all the better, whether shouldering a setback or sharing a success.
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

•Tetris® Beat offers our players a unique twist on the classic puzzle game by fusing its hit gameplay with exclusive music and rhythm mechan
•Mahjong by Brainium has elevated the relaxing tile match game with clean, modern design, smooth animations, and calming sounds.
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
Integration of Loyalty Program
Since launching our first game with integrated loyalty mechanics, we’ve worked to abstract the technologies, tools, and operating practices that were central to this unique value proposition. Our aim was to transform our loyalty construct into a free-standing and full-featured program that could be more efficiently integrated into future game releases. Our playAWARDS initiative, and the dedicated team that leads it, is focused on further establishing it as the gaming industry’s gold standard. As we continue to look to accelerate our growth through new product introductions and strategic acquisitions, we believe playAWARDS will serve as a catalyst, driving deeper engagement among newly acquired audiences.
Research and Development
We believe our ability to attract new players and retain existing players depends in part on our ability to evolve and expand our content library by continually developing differentiated games, systems technology and functionality to enhance player entertainment and user profitability.
We have a diverse pool of talent located in game development hubs, including in Israel, Serbia, Hong Kong, Singapore, Vietnam, Mexico, and Chile. This provides us with a funnel of new, internally developed game concepts, ideas for improvements to our systems, and close relationships with those local game-development communities.
Competition
As a developer of mobile games, we compete with other game makers and other forms of entertainment content. Our competitors that develop mobile and web games in the social casino gaming category vary in size and offerings and include companies such as Aristocrat, DoubleU, Huuuge Games, Playtika, SciPlay (owned by Light & Wonder), Scopely, Zynga (owned by Take-Two Interactive), and others. In addition, there are competitors that develop mobile and web games that are not currently focused on the social casino gaming category but may move into that space and that may also impede our diversification efforts, including companies such as Activision Blizzard (owned by Microsoft and the parent company of King Digital), Electronic Arts (EA Mobile), Epic Games, Netmarble (the parent company of Jam City and Kabam), NetEase (NetEase Games), Niantic, Take-Two Interactive Software, Vivendi (the parent company of Gameloft) and others. Our market is continually evolving as new developers and new games become part of our rapidly growing, mobile gaming ecosystem. We compete on the basis of a number of factors, including quality of player experience, breadth and depth of gameplay, ability to create or license compelling content, brand awareness and reputation, and access to distribution channels.
We believe we are well positioned as a gaming company with a robust loyalty program. It is our view that our investments in the quality of our games, coupled with the unique value proposition of playAWARDS, will continue to distinguish our products and drive our growth.

We believe the value of our playAWARDS program is tied to the breadth of rewards we make available to our players. Our ability to keep the program fresh and relevant is rooted in the value we deliver to our rewards partners. As we continue to demonstrate the productivity and impact of our games as a user acquisition, reactivation and inventory management solution, our rewards partners can increase their engagement, optimizing their rewards and the overall merchandising of the program. Driving demonstrable results is key to retaining our existing rewards partners and attracting new ones. We expect to continue to demonstrate the value of our program, and in doing so, further build upon our substantial collection of rewards partners and rewards.
We believe that we can compete favorably in our market. Successful execution of our strategy depends on our ability to attract and retain players, expand the market for our games, convert non-paying players into payers, attract and retain rewards partners, and offer unique and compelling experiences to players. In some cases, we compete against gaming operators who could expand their product lines to include games that could directly compete with ours. See “Risk Factors — Our industry is very competitive. If players prefer our competitors’ games over our own, our operating results could suffer.”
Intellectual Property
We have 87 registered U.S. trademarks, 6 pending applications for U.S. trademarks, 18 issued U.S. patents, and 16 pending U.S. patent applications as of December 31, 2023. We create most of the intellectual property we use in our games, but we also license or otherwise receive rights to third-party intellectual property for use in our games. For example, we use licensed intellectual property from MGM Resorts International, Konami Gaming, Tetris®, Ainsworth Gaming Technology, IGT, and Shaquille O’Neal among others, as creative assets in our games. These licenses typically limit our use of intellectual property to specific uses and for specific time periods and include other contractual obligations with which we must comply. Certain intellectual property rights may be licensed to us on a non-exclusive basis, and accordingly, the owners of such intellectual property are free to license such rights to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Competition for these licenses is intense, and often results in one or more of advances, minimum payment guarantees, and royalties that we must pay to the licensor, which decreases our profitability. Additionally, in the future, we may identify third-party intellectual property we may need to license in order to engage in our business, including to develop or commercialize new games; however, such licenses may not be available to us on acceptable terms or at all. We expect to continue to use a mix of originally created and licensed content in our games. See “Risk Factors — Our ability to acquire and maintain licenses to intellectual property may affect our revenue and profitability. Competition for these licenses may make them more expensive and increase our costs.”
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
There are ongoing academic, political and regulatory discussions in the U.S., Europe, Australia, and other jurisdictions regarding whether social casino games should be subject to a higher level or different type of regulation than other social games to protect consumers, in particular minors and persons susceptible to addiction to social casino games, and, if so, what this regulation should include. It is possible that a number of laws and regulations may be adopted or construed to apply to us in the U.S. and elsewhere that could restrict the online and mobile gaming industries, including player privacy, advertising, taxation, content suitability, copyright, distribution, and antitrust. Furthermore, the growth and development of electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase, and we will be required to devote legal and other resources to address such regulation. For example, existing laws or new laws regarding the marketing of in-game purchases, labeling of free-to-play games, regulation of currency, banking institutions, unclaimed property, or money transmission may be interpreted to cover our games and the purchase of virtual currency within our games. If that were to occur, we may be required to seek licenses, authorizations, or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S. or elsewhere regarding these activities may impede the growth of social game services and impair our business, financial condition, or results of operations. See "Risk Factors — Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing, and which could subject us to claims or otherwise harm our business."
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
In Europe, we are subject to the General Data Protection Regulation 2016/679 or GDPR, a regulation on data protection and data privacy applicable to companies processing personal data of users in the European Union (EU) and the European Economic Area that became effective May 25, 2018. The GDPR is wide-ranging in scope and imposes strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer, and otherwise process personal information (including restrictions on cross-border transfers of personal information), with substantial monetary penalties for violations. The GDPR also provides that EU member states may enact their own additional laws and regulations in relation to certain data processing activities. Recent legal developments in the EU have created complexity and uncertainty regarding transfers of personal information from the EU to “third countries,” especially the U.S. For example, in 2020, the Court of Justice of the EU invalidated the EU-U.S. Privacy Shield Framework (a mechanism for the transfer of personal information from the EU to the U.S.) and made clear that reliance on standard contractual clauses (an alternative mechanism for the transfer of personal information outside of the EU) alone may not be sufficient in all circumstances. That program was subsequently replaced by the EU-U.S. Data Privacy Framework adopted July 17, 2023. In addition, after the UK left the EU, the UK enacted the UK GDPR, which, together with the amended UK Data Protection Act of 2018, retains the GDPR in UK national law, but also creates complexity and uncertainty regarding transfers of personal information between the UK and the EU, which could further limit our ability to use and share personal data and require localized changes to our operating model.
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
The scope of data privacy laws and regulations worldwide continues to evolve, and we anticipate that the number of data privacy laws and the scope of individual data privacy and protection rights will increase, and we will continue to evaluate tools and methods to help us comply with existing and new laws and regulations. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. It is also likely that as our business grows and evolves and our games are played in a greater number of countries, we will become subject to additional data privacy, cybersecurity, and consumer protection laws and regulations in additional jurisdictions. If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources, modify our games, or block users from a particular jurisdiction, each of which would harm our business, financial condition, and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business.
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
Human Capital
We had 697 full-time and 13 part-time employees in ten studios located in eight countries as of December 31, 2023. None of our employees are represented by a labor organization or are a party to any collective bargaining agreement with respect to their employment by us, except for certain employees in Vietnam where local law requires those employees to be represented by a trade union. We have never experienced a material interruption of operations due to labor disagreements.
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
•effectively monetize our games;
•effectively market our games to existing and new players;
•achieve benefits from our player acquisition costs;
•achieve organic growth and gain player interest in our games through free or more efficient channels;
•adapt to changing player preferences and spending habits;
•negotiate with third parties to provide our players with a diverse inventory of real-world loyalty rewards;
•achieve and maintain player engagement within our games;
•expand and enhance games after their initial release;
•attract, retain, and motivate talented and experienced game designers, product managers, engineers, digital marketing managers, and user acquisition experts;
•negotiate and manage relationships with third-party platforms;

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
Although it is important to our future success that we develop new games and features that are popular with players, it is possible that new games and features may reduce the amount of time players spend with our other games without increasing their overall playing time or purchases. In particular, we plan to continue leveraging our existing games to cross-promote new games and features, which may encourage players of existing games to divert some of their playing time and discretionary spending away from our existing games. If new games and game features do not grow our player base, increase the overall amount of time our players spend with our games, or generate sufficient new revenue to offset any declines from our other games, our revenue could be adversely affected.
We believe that our players’ level of engagement with our games is partly based on playAWARDS, our real-world rewards loyalty program. If we fail to expand and diversify our playAWARDS program, or external events make it difficult for our players to consume real-world rewards, our business may suffer.
Players accumulate loyalty points by engaging with our games, and players can exchange their loyalty points for real-world rewards through our playAWARDS program. We believe that our players’ level of engagement with our games is partly based on the perceived value of earning loyalty points and exchanging those loyalty points for real-world rewards that they can redeem at our rewards partners’ establishments. We currently offer real-world rewards relating to, among other things, dining, live entertainment shows, and hotel rooms. For example, through an agreement with MGM Resorts International, or MGM, our players are able to exchange loyalty points for, among other things, free hotel rooms, meals and show tickets for various Las Vegas properties, including ARIA, Bellagio, and MGM Grand. While we offer some digital rewards, many of our real-world rewards are destination based. During the COVID-19 pandemic, we observed a lower level of rewards redemption due to restrictions on the operations of rewards partners and on the ability for players to travel or attend public events, and while such restrictions generally have been lifted, we could experience a reduced level of rewards redemption as a result of unanticipated future circumstances that have the effect of restricting travel or the in-person attendance of public events. If we are unable to expand and diversify our playAWARDS program, in particular to include real-world rewards not based on travel or attending public events or shows, the perceived value of exchanging loyalty points for the real-world rewards we offer will diminish and our players may be less likely to play our games or may reduce their level of engagement with our games. Such loss of, or reduction in, players or their level of engagement with our games would cause our business, financial condition, and results of operations to suffer.
The COVID-19 pandemic and containment efforts across the globe significantly impacted our business, and the extent to which any future health epidemics or contagious disease outbreaks will impact our future results of operations and overall financial performance remains uncertain.
The COVID-19 pandemic and related containment and mitigation efforts, including social distancing, shelter-in-place, quarantine and similar policies, practices and governmental orders, have resulted in widespread disruption in global economies, productivity, and financial markets and materially altered our day-to-day business operations. Any future pandemics, public health epidemics, disease outbreaks, medical emergencies, or other public health crises outside of our control could have a negative impact on our business.
During the COVID-19 pandemic, we took various precautionary measures intended to minimize the risk of COVID-19 to our employees. Those measures included temporarily closing our offices around the world (including our corporate headquarters in Las Vegas, Nevada) and implementing travel restrictions for our employees. Although our facilities have all since reopened, our business may be negatively impacted if we are faced with a similar future event, such as a pandemic, public health epidemic, disease outbreak, or other public health crisis, that requires us to implement precautionary measures, which may include temporary closures of some or all of our facilities, travel restrictions, and other measures that could be disruptive to our normal business operations.
During a pandemic, health epidemic or contagious disease outbreak, we may not be able to provide the same level of product features and customer support that our players expect from us, which could negatively impact our business and operations. While substantially all of our business operations can be performed remotely, many of our employees who work remotely might have to balance additional work-related and personal challenges, including adjusting communication, technical and work expectations, and challenges to collaborate in a hybrid environment with work colleagues and business partners.
In addition to the potential direct impacts to our business, the global economy could be significantly weakened as a result of the actions taken in response to any future pandemic, health epidemic or contagious disease outbreak, and future government intervention remains uncertain. A weakened global economy may impact our players’ purchasing decisions within our games, in particular given the limitations of redeeming real-world rewards due to government mandated or other restrictions on travel and other activities and limitations on our players’ discretionary spending, consumer activity during the pandemic and its impact on advertising investments, and the ability of our business partners, including our rewards partners that provide the real-world rewards available in our games, to navigate a complex social, health, and economic environment, any of which could result in disruption to our business and results of our operations.
The duration and extent of the impact on our business from any future pandemics, health epidemics or contagious disease outbreaks will depend on future developments that cannot accurately be predicted at this time, such as disease severity and transmission rates, the existence of any additional waves of any pandemic, epidemic, or outbreak, the impact of new disease variants, the extent and effectiveness of mitigation and containment actions, progress towards widespread rapid testing, effective treatment alternatives and the adoption and efficacy of available vaccines, and the impact of these and other factors on our employees, players, and business partners. If we are not able to respond to and manage the impact of such events effectively, our business may be harmed. To the extent any future pandemic, health epidemic or contagious disease outbreak adversely affects our business and financial results, it may also have the effect of heightening many of the other risks to our business described herein.
Our industry is very competitive. If players prefer our competitors’ games over our own, our operating results could suffer.
Competition in the gaming industry, especially the mobile gaming segment, is intense and subject to rapid changes, including changes from evolving player preferences and emerging technologies. Many new games are introduced in each major industry segment (mobile, web, PC, and console) each year, but only a relatively small number of titles account for a significant portion of total revenue in each segment. While we have diversified our product offering, we historically competed primarily in the social casino gaming category. Our competitors that develop mobile and web games in the social casino gaming category vary in size and offerings and include companies such as Aristocrat, DoubleU, Huuuge Games, Playtika, SciPlay, Scopely, Zynga (owned by Take-Two Interactive), and others. In addition, there are competitors that develop mobile and web games that are not currently focused on the social casino gaming category but may move into that space and that may also impede our diversification efforts, including companies such as Activision Blizzard (owned by Microsoft Corporation and the parent company of King Digital), Electronic Arts (EA Mobile), Epic Games, Netmarble (the parent company of Jam City and Kabam), NetEase (NetEase Games), Niantic, Take-Two Interactive Software, Vivendi (the parent company of Gameloft), and others. In addition, online game developers and distributors that are primarily focused on specific international markets, such as Giant Interactive and Tencent in Asia, and high-profile companies with significant online presences that to date have not actively focused on social games, such as Facebook, Apple, Google, Amazon, and Netflix, may decide to develop social games including social casino games which may compete with our games. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in player preferences, regulations. or other developments that may impact our industry. Furthermore, certain competitors of our social casino games may provide real-money gambling offerings, which could negatively impact demand for our social casino games.
There are relatively low barriers to entry to develop a mobile or online game and we expect new game competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications. We also compete or will likely compete with a vast number of small companies and individuals who are able to create and launch games and other content for devices and platforms using relatively limited resources and with relatively limited start-up time or expertise. The proliferation of titles in these open developer channels makes it difficult for us to compete for players without substantially increasing our marketing expenses. We also face competition for the leisure time, attention, and discretionary spending of our players from other non-gaming activities, such as social media and messaging applications, personal computer and console games, virtual reality and augmented reality games, video streaming services, television, movies, sports, and the Internet. Increasing competition could result in loss of players, increasing player acquisition and retention costs, and loss of talent, all of which could harm our business, financial condition, or results of operations.
We rely on a small portion of our total players for a substantial amount of our revenue and if we fail to grow our player base, or if player engagement declines, our revenue and operating results will be harmed.
Compared to all players who play our games in any period, only a small portion are paying players. In order to sustain and grow our revenue levels, we must attract, retain, and increase the number of paying players or more effectively monetize our players through advertising and other strategies. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We also organize periodic in-person events for our players and, in addition, provide personal hosting services to our most engaged players, Nevertheless, we might not succeed in our efforts to increase the monetization rates of our players, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain paying players declines, if the average amount our players pay declines, or if we fail to retain and effectively monetize the relatively small number of players that comprise our most highly engaged player tiers, our business may be negatively impacted and our financial results may suffer.
A substantial portion of our loyalty rewards and significant intellectual property are obtained from MGM, and any change in that relationship could materially and adversely affect our business and financial results.
Although we have a portfolio of entertainment, retail, technology, travel, leisure, and gaming brands across the globe providing rewards through our playAWARDS program, MGM historically has provided a substantial amount of such rewards, and the majority of the rewards redeemed through our playAWARDS program for the year ended December 31, 2023 were offered by MGM. Under the terms of our marketing agreement and rewards agreement with MGM, MGM has discretion over the types and quantities of rewards and whether to make any rewards available for a particular game, and MGM may discontinue any rewards previously made available. The terms of our marketing agreement with MGM requires us to meet certain performance criteria for it to be automatically renewed, and if we fail to meet those performance criteria, MGM could terminate both the marketing agreement and the rewards agreement. If we fail to meet our required performance criteria under the marketing agreement, we could also lose certain intellectual property rights that we license from MGM under the marketing agreement and which we use as creative assets in our games. In the event that MGM offers fewer or less attractive rewards for our games or if we fail to achieve the required performance milestones and MGM decides not to renew our agreements, our business and financial results could be materially and adversely affected.
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
If our platform providers do not perform their obligations in accordance with our platform agreements, we could be adversely impacted. For example, in the past, some of these platform providers have been unavailable for short periods of time, unexpectedly changed their terms or conditions or experienced issues with their features that permit our players to purchase virtual items. If any of our third-party service providers is unable to process payments, even for a short period of time, our business could be harmed. These platforms and our third-party online payment service providers may also experience security breaches or other issues with their functionalities. In addition, if we violate, or a platform provider believes we have violated, its terms of service, policies, or standard publisher agreements (or if there is any change or deterioration in our relationship with any of these platform providers), that platform provider could limit or discontinue our access to the platform or we may be exposed to liability or litigation. As jurisdictions in which we operate and their regulatory bodies adopt or modify laws and regulations, our platform providers may adopt restrictive policies or take other adverse action against the Company and its games in connection with their interpretation and implementation of such laws and regulations. If the platform providers took such actions in jurisdictions that are significant to our operations, it could negatively impact our business.

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
A failure or significant interruption in our game service would harm our reputation and operations. We expect to continue to make significant investments in our technology infrastructure to maintain and improve all aspects of player experience and game performance. To the extent that our disaster recovery systems are not adequate, or we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate increasing traffic, our business and results of operations may suffer. We do not maintain insurance policies covering losses relating to our network or information technology systems, other than losses caused by cybersecurity attacks for which we have limited insurance coverage, which may increase any potential harms that the business may suffer from systems failure or resulting business interruptions.
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
We currently, have in the past, and expect in the future to, engage third-party game development companies to develop and operate certain mobile games on our behalf. Currently, we rely on third-party game development companies to provide operation and development services for our myVEGAS Bingo and my KONAMI Slots games. In each instance, we have been, and in the future intend to be, the publisher of our existing games as well as third-party developed or co-developed games when they are available to players through platforms such as the Apple App Store, Google Play Store, Amazon Appstore, and Facebook. However, in some cases much of the responsibility to develop and operate our games will be undertaken by the development company. Typically when we engage a third-party game development company, we will enter into a contract with them that defines their and our duties and responsibilities. With a third-party game development company, we have limited control over the work performed by the development company and are therefore subject to risks that differ from, and might be greater than, those we are subject to when our own employees are developing and operating our games. For example, limited control over work being performed could materially and adversely impact the timely development and completion of our games, and their publication could be delayed due to the development company’s failure to adhere to our milestones and roadmaps. We have in the past experienced this risk when one of our third-party game development companies failed to complete development milestones in accordance with our game development roadmap. If our third-party game development companies do not perform in accordance with our agreements with them, it could adversely affect the development of our games that are the subject of that agreement, including delaying their availability for launch and their performance once launched, which could materially and adversely impact our ability to meet our forecasts.
Once a co-developed game is launched, or in the event we engage a third party to operate an existing game, we will be reliant on the development company’s ability to maintain an adequate number of knowledgeable and experienced personnel to operate and maintain the co-developed game or existing game successfully and to develop and implement future game updates, patches and bug fixes, as well as provide ongoing support services. If the development companies fails to operate and maintain the co-developed game or existing game, it could adversely affect that game's performance and player satisfaction, and our business might suffer as a result. Further, if the game development companies breached our agreements with them, or unilaterally elected to discontinue providing services, we would have to find a substitute provider or replace the lost services internally, which could disrupt the operation of the games and result in dissatisfied players, increased expenses, lost revenues, and other adverse effects.
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
In addition, a co-developed game may incorporate intellectual property owned by the applicable development company. In such cases, we will seek to obtain licenses to use the intellectual property as integrated with and into the co-developed game in order to continue operating the game if our agreement with the co-developer terminates or expires and we wish to continue publishing the co-developed game. If we are unable to obtain such a license, or if the third-party game developer challenged our right to use its intellectual property or the manner in which we use such intellectual property, it could materially and adversely affect our ability to continue to publish the co-developed game.
If we do not successfully invest in, establish and maintain awareness of our brands and games, or if we incur excessive expenses promoting and maintaining our brands or our games, our business, financial condition, results of operations, or reputation could be harmed.
We believe that establishing and maintaining our brands is critical to maintaining and creating favorable relationships with players, rewards partners, content licensors, and advertisers, as well as competing for key talent. Increasing awareness of our brands and recognition of our games is particularly important in connection with our strategic focus on developing games based on our own intellectual property and successfully cross-promoting our games. In addition, globalizing and extending our brands and recognition of our games requires significant investment and extensive management time to execute successfully. Although we make significant sales and marketing expenditures in connection with the launch of our games, these efforts may not succeed in increasing awareness of our brands or the new games. If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenue could be limited, our costs could increase, and our business, financial condition, results of operations, or reputation could suffer.
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
Much of the intellectual property we use in our games is created by us, but we also rely on licenses or rights we receive to third-party intellectual property for use in our games or platform to enhance the experience of our players or otherwise operate our business. For example, we use licensed intellectual property from certain parties such as MGM, Tetris®, and Konami Gaming in our games and for marketing and promoting our games. These licenses typically limit our use of intellectual property to specific uses and for specific time periods, and include other contractual obligations, including the achievement of certain performance milestones with which we must comply in order for the license to remain in effect. Moreover, certain intellectual property rights may be licensed to us on a non-exclusive basis, and accordingly, the owners of such intellectual property are free to license such rights to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Competition for these licenses is intense, and often results in one or more of increased advances, minimum payment guarantees, and royalties that we must pay to the licensor, which decreases our profitability. In the future, we may identify additional third-party intellectual property we may need or desire to license in order to engage in our business, including to develop or commercialize new games. However, such licenses may not be available on acceptable terms or at all. If we are unable to obtain and remain in compliance with the terms of these licenses or obtain additional licenses on reasonable economic terms, we may be required to discontinue or limit our use of our games or features therein that include or incorporate the licensed intellectual property, and our revenue and profitability may be adversely impacted.
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
Our games are available to players for free, and historically we have derived substantially all of our revenues from the sale of in-game virtual currency when players make voluntary in-game purchases. Paying players choose to purchase virtual currency in our games because of its perceived value, which is dependent on the relative ease of obtaining equivalent virtual currency by simply playing our games. The perceived value of our virtual currency can be impacted by various actions that we take in our games, including offering discounts for virtual currency, giving away virtual currency in promotions, or providing other non-paid methods of obtaining virtual currency. Managing game economies is difficult, and relies on our assumptions and judgment. If we fail to manage our virtual economies properly or fail to promptly and successfully respond to any such disruption, our reputation may suffer and our players may be less likely to play our games and to purchase virtual currency from us in the future, which would cause our business, financial condition, and results of operations to suffer.
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
Our games may contain errors, bugs, flaws, corrupted data, defects, and other vulnerabilities, some of which may only become apparent after their launch, particularly as we launch new games and release new features to existing games under tight time constraints. Furthermore, our development and testing processes may not detect errors and vulnerabilities in our games prior to their release. These defects may only become apparent after we launch a new game or publish an update to an existing game, particularly as we launch new games or updates and rapidly release new features to existing games under tight time constraints. For example, these errors could prevent a player from making in-game purchases, which could harm our business. These errors could also be exploited by cheating programs and other forms of misappropriation, be leveraged by nefarious actors to expose personal data, or create other issues or problems harming the overall game-playing experience for our players. This could cause players to reduce their playing time or in-game purchases, discontinue playing our games altogether, or not recommend our games to other players, which could result in further harm to our business. Such errors could also result in our games being non-compliant with applicable laws or create legal liability for us. Resolving such errors could disrupt our operations, cause us to divert resources from other projects, or harm our results of operations. Accordingly, any such errors, flaws, defects, and vulnerabilities may disrupt our operations, violate applicable security standards, adversely affect the game experience of our players, harm our reputation, cause our players to stop playing our games, divert our resources, and delay market acceptance of our games, any of which could result in harm to our business, financial condition, or results of operations.
Our technology infrastructure is critical to the performance of our games and satisfaction of our players and to the general operation of our business. We devote significant resources to network and data security to protect our systems and data. However, our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. We cannot assure you that the measures we take to detect and prevent or hinder cybersecurity attacks or other security or data breaches, to protect our systems, data and player information, and to prevent outages, data loss, and fraud, including a disaster recovery strategy for server, equipment, or systems failure and the use of third parties for certain cybersecurity services, will provide sufficient security or be adequate for our operations. Our vendors and other partners are also subject to the foregoing risks, and we do not have any control over them. We have experienced, and may in the future experience, system disruptions, outages, and other performance problems, including when releasing new software versions or bug fixes, due to a variety of factors, including infrastructure changes, human or software errors, and capacity constraints. Such disruptions have not had a material impact to date; however, future disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our or third parties’ computer systems and technological infrastructure, including the data contained therein or transmitted thereby, could result in a wide range of negative outcomes, including violations of applicable privacy laws which can result in significant fines, governmental investigations and enforcement actions, legal and financial exposure, contractual liability, and damage to our reputation, each of which could materially adversely affect our business, financial condition, results of operations, and prospects.
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
If our player base and engagement continue to grow, and the number and types of games we offer continue to grow and evolve, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our players’ needs and operate our business. Such infrastructure expansion may be complex, and unanticipated delays in completing these projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our games or other operations. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully use the underlying equipment or software, which could further degrade the player experience or increase our costs. As such, we could fail to continue to effectively scale and grow our technical infrastructure to accommodate increased demands. In addition, our business may be subject to interruptions, delays or failures resulting from adverse weather conditions, other natural disasters, power loss, terrorism, cybersecurity attacks, public health emergencies (including the COVID-19 pandemic or other future health epidemics or contagious disease outbreaks), or other catastrophic events.
We believe that if our players have a negative experience with our games, or if our brand or reputation is negatively affected, players may be less inclined to continue or to engage with us. As such, a failure or significant interruption in our service would harm our reputation, business, and operating results.
Our success depends on the security and integrity of the games we offer, and security breaches or other disruptions could compromise our information or the information of our players and expose us to liability, which would cause our business and reputation to suffer.

We believe that our success depends in large part on providing secure games to our players. Our business sometimes involves the collection, storage, processing and transmission of players’ proprietary, confidential and personal information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. Despite our security measures, our games may be vulnerable to attacks by hackers, players, vendors, or others, or to breaches due to malfeasance or other disruptions. Any such security breach or incident could result in unauthorized access to, misuse of, or unauthorized acquisition of, our or our players’ data, the loss, corruption or alteration of this data, interruptions in our operations, or damage to our equipment or systems or those of our players or third-party platforms. Any such occurrence could expose us to claims, regulatory investigations, litigation, (including class actions), fines and potential liability., negative reputational impacts that cause us to lose existing or future customers, and/or significant costs relating to incident response, system restoration or remediation, or future compliance. Any or all of the foregoing could materially adversely affect our business, operating results, and financial condition.

An increasing number of online services have disclosed security breaches, some of which have involved sophisticated and highly targeted attacks on portions of their services. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose players. Data security breaches and other data security incidents may also result from non-technical means, such as actions by employees, contractors, or other service providers. Any compromise of our security could result in a violation of applicable privacy laws and regulations and could result in governmental investigations, enforcement actions, and legal and financial exposure, including potential costs or liabilities that may not be covered by our insurance. Any such security compromise could also result in damage to our reputation and a loss of confidence in our security measures. Any of these effects could have a material adverse impact on our business or results of operations.
If the use of mobile devices as game platforms and the proliferation of mobile devices generally do not continue to increase, our business could be adversely affected.
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
Our operating and net income has historically fluctuated and we believe our operating margin could decrease as a result of declining revenue and/or increasing costs resulting from the risks discussed in this Annual Report on Form 10-K or in connection with any merger and acquisition activity that we may undertake. We expect to continue to expend substantial financial and other resources on game development, our technology stack, game engines, game technology and tools, player acquisition, the expansion of our network, international expansion, and marketing. Our operating costs will increase and our operating margins may decline if we do not effectively manage costs, launch new products on schedule that monetize successfully, and enhance our games so that these games continue to monetize successfully. In addition, weak economic conditions or other factors could cause our revenues to contract, requiring us to implement significant additional cost cutting measures, including a decrease in sales and marketing and paid player acquisition, which could harm our long-term prospects. If our revenue does not increase to offset any additional expenses, if we fail to manage or experience unexpected increases in operating expenses, or if we are required to take additional charges related to impairments or restructurings, our financial results and results of operations may suffer and we may not achieve or maintain profitability.
We intend to grow our business through strategic acquisitions, investments, and joint ventures that involve numerous risks and uncertainties.
We intend to grow our business through strategic transactions, including acquisitions, investments, and joint ventures, that involve numerous risks and uncertainties. We have previously closed several such transactions, including the acquisition of Brainium and the license rights for Tetris®-branded mobile games, and are currently in, and in the future expect to continue to be in, various stages of seeking, evaluating, and pursuing additional strategic transactions both in the U.S. and in non-U.S. jurisdictions. These transactions often require unique approaches to integration due to, among other reasons, the structure of the transactions, the locations, and cultural differences among the other company’s teams and ours, and have required and will continue to require significant attention from our management team. If we are unable to obtain the anticipated benefits from these transactions, or if we encounter difficulties in integrating any acquired operations with our business, our financial condition and results of operations could be materially harmed.

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
•risks associated with our expansion into new international markets and doing business internationally;

•in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries;
•the potential loss of, or harm to, our relationships with employees, players, rewards partners, content licensors, and other suppliers as a result of integration of new businesses;
•our dependence on the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives, when conducting due diligence and evaluating the results of such due diligence;
•liability for activities of the acquired company before the acquisition, including intellectual property and other litigation claims or disputes, cybersecurity and information security vulnerabilities, violations of laws, rules, and regulations, commercial disputes, tax liabilities, and other known and unknown liabilities; and
•we may not be able to effectively influence the operations of our joint ventures, or we may be exposed to certain liabilities if our joint venture partners do not fulfill their obligations.
The benefits of an acquisition, investment, or joint venture may also take considerable time to develop, and we cannot be certain that any particular transaction will produce the intended benefits, which could adversely affect our business, financial condition, or results of operations. Our ability to grow through future acquisitions, investments, and joint ventures will depend on the availability of suitable candidates at an acceptable cost, our ability to compete effectively to attract these candidates, and the availability of financing to complete larger transactions. In addition, we may encounter challenges in evaluating future acquisitions, investments, and joint ventures and integrating personnel, business practices, and company cultures from acquired companies. Acquisitions, investments, and joint ventures could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets, or write-offs of goodwill or intangible assets, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders.
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
•compliance with anti-bribery laws and anti-corruption laws, including the Foreign Corrupt Practices Act (the "FCPA");
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
•public health crises, such as the COVID-19 pandemic and other future health epidemics or contagious disease outbreaks, which can result in varying impacts to our employees, players, vendors, rewards partners, and commercial partners internationally;
•higher costs associated with doing business internationally;
•limitations on, and costs related to, the repatriation of funds;

•compliance with applicable sanctions regimes regarding business dealings or other business relationships with or involving certain designated persons or countries;
•export or import regulations; and
•trade and tariff restrictions.
Certain of these laws also contain provisions that require accurate record keeping and further require companies to devise and maintain an adequate system of internal accounting controls. Although we have policies and controls in place that are designed to ensure compliance with these laws, if those controls are ineffective or an employee or intermediary fails to comply with the applicable regulations and policies or if the design of those policies and controls is incomplete or inadequate, we may be subject to criminal and civil sanctions and other penalties. Any such violation could disrupt our business and adversely affect our reputation, results of operations, cash flows and financial condition. In addition, as we operate and sell internationally, we are subject to the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties and other business entities for the purpose of obtaining or retaining business. While we have attempted to implement safeguards to discourage these practices by our employees, consultants and agents, violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which would negatively affect our business, results of operations and financial condition.
Further, our ability to expand successfully in foreign jurisdictions involves other risks, including difficulties in integrating foreign operations, risks associated with entering jurisdictions in which we may have little experience and the day-to-day management of a growing and increasingly geographically diverse company. We may not realize the operating efficiencies, competitive advantages or financial results that we anticipate from our investments in foreign jurisdictions. In addition, our international business operations could be interrupted and negatively affected by terrorist activity, political unrest or other economic or political uncertainties. Moreover, foreign jurisdictions could impose tariffs, quotas, trade barriers and other similar restrictions on our international sales.
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
There are ongoing academic, political, and regulatory discussions in the U.S., Europe, Australia, and other jurisdictions regarding whether social casino applications should be subject to a higher level or different type of regulation than other social game applications to protect consumers, in particular minors and persons susceptible to addiction to social casino games, and, if so, what this regulation should include. For example, at the end of August 2020, a court approved a settlement of class action litigation relating to alleged violations by Big Fish Games, Inc., the operator of an online social casino game, of a specific anti-gambling law in the State of Washington, in an aggregate amount equal to $155.0 million. In addition, since 2020 there have been numerous cases filed against social casino game developers, and third party platform providers, alleging that social casino games violate various states' gambling laws. In 2023, two lawsuits were filed against us in Alabama and Tennessee alleging that our social casino-themed games constitute illegal gambling under applicable state laws and seeking to recover amounts paid by the residents of the applicable state in connection with such games. In addition, we received four demands for arbitration in 2023 alleging that our games constitute illegal gambling under applicable state law. These demands generally attempt to recover amounts spent by third parties on the Company’s games by relying on state gambling loss recovery statutes and/or by seeking to have the applicable Terms of Service declared invalid. We cannot predict the timing or outcome of any litigation or arbitration proceedings. While we believe our games operate differently from games implicated in the Big Fish Games class action litigation, if new social casino regulations are imposed, or if anti-gambling laws or other regulations are interpreted to apply to our social casino games, certain, or all, of our casino-themed games may become subject to the rules and regulations and we may be exposed to civil and criminal penalties, fines, and other liabilities, which could be material and could harm our business or financial condition. Any costs incurred as a result of these potential liabilities, including defense costs, could harm our business, financial condition, or results of operations.
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
Litigation or other legal proceedings relating to intellectual property claims, even if resolved in our favor, may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of intellectual property proceedings could harm our ability to compete in the marketplace. In addition, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.
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
Our commercial success depends in part on our ability to operate without infringing, misappropriating, or otherwise violating the intellectual property rights of others. We have faced, and may in the future face, allegations that we have infringed, misappropriated, or otherwise violated the trademarks, copyrights, patents, and other intellectual property rights of third parties, including from our competitors and non-practicing entities. We may also be subject to claims that our employees, consultants, or other advisors have wrongfully used or disclosed alleged trade secrets of their former employers or claims asserting ownership of what we regard as our intellectual property. Intellectual property litigation may be protracted and expensive, and the results are difficult to predict. As the result of any court judgment or settlement, we may be obligated to cancel the launch of a new game, stop offering a game or certain features of a game in a particular geographic region or worldwide, pay significant royalties, settlement costs, or damages (including potential treble damages and attorneys’ fees if we are found to have willfully infringed intellectual property rights), obtain licenses (which may not be available on acceptable terms or at all), modify our games and features, or develop substitutes. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. Furthermore, even if intellectual property disputes do not result in litigation, the time and resources necessary to resolve them could harm our business, results of operations, financial condition, and reputation.
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
We receive, store, process, use, and share data, some of which contains personal information and other data relating to our players, employees and business contacts, and we enable our players to share their personal information with each other and with third parties, including on the Internet and mobile platforms. There are numerous federal, state, and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure, and protection of personal information, the scopes of which are changing, subject to differing interpretations, and may be inconsistent between jurisdictions or conflict with other rules.
We are subject to European Union rules with respect to cross-border transfers of personal data out of the EEA and the UK. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the UK to the U.S. On July 16, 2020, the Court of Justice of the European Union ("CJEU") invalidated the EU-US Privacy Shield Framework, or Privacy Shield, under which personal data could be transferred from the EEA to U.S. entities, such as ourselves, who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances.
These recent and ongoing developments will require us to continually review and amend the legal mechanisms by which we make and/ or receive personal data transfers to in the U.S. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses and other mechanisms cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints, and regulatory investigations or fines, or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
In addition, various government and consumer agencies have called for new regulation and changes in industry practices and are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices.
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
There currently are a number of additional proposals related to data privacy or security pending before federal, state, and foreign legislative and regulatory bodies, and a number of U.S. states have adopted consumer protection laws similar to the CCPA. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, and could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
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
The U.S. Children’s Online Privacy Protection Act ("COPPA"), regulates the collection, use and disclosure of personal information from children under 13 years of age. While our social casino games do not target children under 18 years of age as their primary audience, the Federal Trade Commission (the "FTC"), as well as consumer organizations, may consider whether the characteristics of our games attract children under 13 years of age. The FTC has taken action against other gaming companies relating to children’s’ privacy, including against Epic Games, the maker of the popular game Fortnite, pursuant to which Epic Games agreed to pay a $275 million fine for alleged violations of COPPA as well as take other corrective actions. While none of our games are directed at children under 13 years of age, if COPPA were to apply to us, failure to comply with COPPA may increase our costs, subject us to expensive and distracting government investigations and could result in substantial fines. Although we have taken measures to identify which of our games are subject to COPPA due to their child-appealing nature and to comply with COPPA with respect to those games, if COPPA were to apply to us in a manner other than we have assessed or prepared for, our actual or alleged failure to comply with COPPA may increase our costs, subject us to expensive and distracting lawsuits or government investigations, could result in substantial fines or civil damages and could cause us to temporarily or permanently discontinue certain games or certain features and functions in games.
While our social casino games do not target children under 18 years of age as their primary audience, the United Kingdom in 2020 enacted the “Age Appropriate Design Code” (commonly referred to as the “Children’s Code”), a statutory code of practice pursuant to the United Kingdom Data Protection Act 2018, which became enforceable on September 2, 2021. The code requires online services, including our games that are likely to be accessed by children under 18, to put the best interests of the child’s privacy first in the design, development and data-related behavior of the game. The UK government is also separately consulting on legislation in relation to user safety online. The Data Protection Commission in Ireland published its Fundamentals for a Child-Oriented Approach to Data Processing, introducing certain child-specific data protection measures. It is possible that other countries within and outside the European Union will follow with their own codes or guidance documents relating to processing personal information from children or in relation to online harms; currently, other countries are considering or have issued drafts of similar codes, including France, Denmark, and Switzerland. These may result in substantial additional costs and may necessitate changes to our business practices which may compromise our growth strategy, adversely affect our ability to attract, monetize or retain players, and otherwise adversely affect our business, reputation, legal exposures, financial condition and results of operations.
In addition, in some cases, we are dependent upon our platform providers to solicit, collect and provide us with information regarding our players that is necessary for compliance with these various types of regulations. Our business, including our ability to operate and expand internationally, could be adversely affected if laws or regulations are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our games, game features, or our privacy policy. These platform providers may dictate rules, conduct or technical features that do not properly comply with federal, state, local and foreign laws, regulations and regulatory codes and guidelines governing data privacy, data protection and security, including with respect to the collection, storage, use, processing, transmission, sharing and protection of personal information and other consumer data. In addition, these platforms may dictate rules, conduct or technical features relating to the collection, storage, use, transmission, sharing and protection of personal information and other consumer data, which may result in substantial costs and may necessitate changes to our business practices, which in turn may compromise our growth strategy, adversely affect our ability to attract, monetize or retain players, and otherwise adversely affect our business, reputation, legal exposures, financial condition and results of operations. Any failure or perceived failure to comply with these platform-dictated rules, conduct or technical features may result in platform-led investigations or enforcement actions, litigation, or public statements against us, which in turn could result in significant liability or temporary or permanent suspension of our business activities with these platforms, cause our players to lose trust in us, and otherwise compromise our growth strategy, adversely affect our ability to attract, monetize or retain players, and otherwise adversely affect our business, reputation, legal exposures, financial condition and results of operations.
Player interaction with our games is subject to our privacy policy and terms of service. If we fail to comply with our posted privacy policy or terms of service or if we fail to comply with existing privacy-related or data protection laws and regulations, it could result in proceedings or litigation against us by governmental authorities or others, which could result in fines or judgments against us, damage our reputation, impact our financial condition and harm our business. If regulators, the media or consumers raise any concerns about our privacy and data protection or consumer protection practices, even if unfounded, this could also result in fines or judgments against us, damage our reputation, and negatively impact our financial condition and damage our business.
In the area of information security and data protection, many jurisdictions have passed laws requiring notification when there is a security breach involving personal data or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. Our security measures and standards may not be sufficient to protect personal information and we cannot guarantee that our security measures will prevent security breaches. A security breach that compromises personal information could harm our reputation and result in a loss of player and/or employee confidence in our games and ultimately in a loss of players, which could adversely affect our business and impact our financial condition. A security breach could also involve loss or unavailability of business-critical data and could require us to spend significant resources to mitigate and repair the breach, which in turn could compromise our growth and adversely affect our ability to attract, monetize or retain players. These risks could also subject us to liability under applicable security breach-related laws and regulations and could result in additional compliance costs, costs related to regulatory inquiries and investigations, and an inability to conduct our business.
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
Additionally, Internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of advertising on their devices, including through Apple’s Identifier for Advertising, or IDFA, or Google’s Advertising ID, or AAID, for Android devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications. Advertising identifiers are frequently used as a means to deliver targeted advertising to devices. While historically we have conducted limited advertising to our players in our games (often referred to as “ad monetization”), it is a meaningful way to generate revenue for many mobile game companies. We introduced ad monetization mechanics as a limited pilot program and expanded it throughout 2021 and 2022 into our legacy social casino games. In addition, our Tetris®-branded mobile game and all ten Brainium games currently generate most of their revenue through ad monetization. Since we intend to continue to qualify and scale in-game advertising to generate revenue, we will be limited in how and to whom we can present with in-game advertising, which could adversely affect our ability to generate revenues from advertising.
We rely on assumptions and estimates to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
Certain of our key metrics, including Daily Active Users, or DAU, Monthly Active Users, or MAU, Average Daily Revenue per DAU, or ARPDAU, Daily Paying Users, or DPU, and Daily Payer Conversion, as well as metrics relating to our playAWARDS loyalty program, are calculated using data tracked by our internal analytics systems based on tracking activity of player accounts. The analytics systems and the resulting data have not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and player engagement across our player base and our recently acquired operations, and factors relating to player activity and systems may impact these numbers.
Our rewards partners, content licensors, advertisers, and investors rely on our key metrics as a representation of our performance. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. If we determine that we can no longer calculate any of our key metrics with a sufficient degree of accuracy, and we cannot find an adequate replacement for the metric, our business, financial condition, or results of operations may be harmed.

In addition, if rewards partners, content licensors, or advertisers do not perceive our player metrics to be accurate representations of our user base or player engagement, or if we discover material inaccuracies in our user metrics, our reputation may be harmed and rewards partners, content licensors, or advertisers may be less willing to allocate their resources, intellectual property, or budgets to our games, which could negatively affect our business, financial condition, or results of operations.
Companies and governmental agencies may restrict access to platforms, our website, mobile applications, or the Internet generally, which could lead to the loss or slower growth of our player base.
Our players generally need to access the Internet and, in particular, platforms such as Facebook, Apple, Google, Amazon, and our website to play our games. Substantially all of our games rely on data transferred over the Internet, including wireless Internet, and accordingly stable and timely Internet access is necessary to provide a satisfactory player experience to the players of our games. Companies and governmental agencies could block access to any platform, our website, mobile applications, or the Internet generally, or could limit the speed of data transmissions, for a number of reasons such as security or confidentiality concerns or regulatory reasons, or they may adopt policies that prohibit employees from accessing Facebook, Apple, Google, Amazon, and our website or any other social platform. In addition, telecommunications companies may implement certain measures, such as increased cost or restrictions based on the type or amount of data transmitted, that would impact players’ ability to access our games. If companies or governmental entities block or limit such access or otherwise adopt policies restricting players from playing our games, our business could be negatively impacted and could lead to the loss or slower growth of our player base.
Our business depends on the growth and maintenance of wireless communications infrastructure.
Our success depends on the continued growth and maintenance of wireless communications infrastructure in the United States and internationally. This includes deployment and maintenance of reliable next-generation digital networks with the speed, data capacity and security necessary to provide reliable wireless communications services. Wireless communications infrastructure may be unable to support the demands placed on it if the number of subscribers continues to increase, or if existing or future subscribers increase their bandwidth requirements. Wireless communications have experienced a variety of outages and other delays as a result of infrastructure and equipment failures and could face outages and delays in the future. These outages and delays could reduce the level of wireless communications usage as well as our ability to distribute our games successfully. In addition, changes by a wireless carrier to network infrastructure may interfere with downloads of our games and may cause players to lose functionality in our games that they have already downloaded. This could harm our reputation, business, financial condition and results of operations.
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
Our information technology has been and in the future may be subject to cybersecurity attacks, viruses, malicious software, break-ins, theft, computer hacking, employee error or malfeasance or other security breaches. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Hackers and data thieves, state-sponsored threat actors, criminal actors, hacktivists and others are increasingly sophisticated and operate large-scale and complex automated attacks through a variety of vectors such as social engineering/phishing, company insiders, suppliers or providers, and as a result of human or technological errors, including misconfigurations, bugs, or other vulnerabilities in software and hardware. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise sensitive personal, proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Our systems and the data stored on those systems may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, coordinated attacks by activist entities, misplaced or lost data, human errors, or other similar events that could negatively affect our systems and the data stored on those systems, and the data of our business partners. Further, third parties, such as hosted solution providers, that provide services to us could also be a source of security risks in the event of a failure of their own security systems and infrastructure.
Cybersecurity attacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools – including artificial intelligence – that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our security systems and infrastructure and the protection of our confidential information and our business.
The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cybersecurity incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers or players. As threats related to cybersecurity attacks develop and grow, we may also find it necessary to make further investments to protect our data and infrastructure, which may impact our results of operations. Although we have insurance coverage for protecting against cybersecurity attacks, it may not be sufficient to cover all possible claims stemming from security breaches, cybersecurity attacks and other types of unlawful activity, or any resulting disruptions from such events, and we may suffer losses that could have a material adverse effect on our business. We could also be negatively impacted by existing and proposed laws and regulations in the United States, Israel, the European Union, and other jurisdictions in which we operate, as well as government policies and practices related to cybersecurity, data privacy, data localization and data protection. Furthermore, the platforms on which we distribute games may encourage, or require, compliance with certain security standards, such as the voluntary cybersecurity framework released by the National Institute of Standards and Technology, or NIST, which consists of controls designed to identify and manage cybersecurity risks, and we could be negatively impacted to the extent we are unable to comply with such standards.
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
One or more U.S. states or foreign jurisdictions may seek to impose incremental or new sales, value-added, use, or other tax collection obligations on us. While we generally are not responsible for taxes generated on games accessed and operated through third-party platforms, we are responsible for collecting and remitting applicable sales, value-added, or other similar taxes for revenue generated on games accessed and operated on our own platforms. Historically, we paid taxes on revenue generated from games accessed on our own platforms in U.S. states where we had a sufficient physical presence or “nexus” based on the location of our U.S. offices and servers. However, there is uncertainty as to what constitutes sufficient physical presence or nexus for a U.S. state to levy taxes, fees, and surcharges for sales made over the Internet. Furthermore, an increasing number of states have considered or adopted laws that impose sales tax collection obligations on out-of-state companies. This is also the case in respect of the EU, where value-added taxes may be imposed on non-EU companies making digital sales to consumers within the EU. In addition, the U.S. Supreme Court ruled in South Dakota v. Wayfair, Inc., or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the customer’s state. In response to Wayfair, or otherwise, state and local governments have adopted and begun to enforce, laws requiring us to calculate, collect, and remit sales taxes in their jurisdictions. Similarly, many foreign jurisdictions have considered or adopted laws that impose value-added, digital services, or similar indirect taxes on companies despite not having a physical presence in the foreign jurisdiction.
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
Our ability to utilize our research credit carryforwards to offset potential future income taxes that would otherwise be due is dependent upon our generation of future income tax liabilities before the expiration dates of the research credit carryforwards, and we cannot predict with certainty when, or whether, we will generate sufficient income tax liabilities to use all of our research credit carryforwards.
Under Section 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its research credit carryforwards and other pre-change tax attributes to offset its post-change income taxes may be limited. We may have experienced, and we may in the future experience, ownership changes, either as a result of the Acies Merger or other changes in our stock ownership (some of which are not within our control). As a result, if we incur income tax liability, our ability to use our pre-change research credit carryforwards to offset U.S. federal income taxes may be subject to limitations under Section 383, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of research credit carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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

Our insurance may not cover losses that we incur as a result of the security situation in Israel or for any resulting disruption in our business operations. Although the Israeli government has in the past covered the reinstatement value of direct damages that were caused by terrorist attacks or acts of war, we cannot be assured that this government coverage will be maintained or, if maintained, will be sufficient to compensate us fully for any damages we incur. In addition, the Israeli government may cease providing such coverage in the future, or it may limit the amount or scope of coverage provided, and as a result any such coverage may be insufficient to cover potential damages we may incur. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts, political instability, terrorism, cybersecurity attacks or any other hostilities involving, or threatening Israel could negatively affect business conditions generally and harm our results of operations.

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
We are exposed to currency fluctuation risks. Although our functional currency is the U.S. Dollar and our revenues and expenses are reported in U.S. Dollars, we regularly incur operating expenses that are denominated in currencies other than the U.S. Dollar. A significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses, as well as leases and certain other operating expenses, are denominated in New Israeli Shekels, or NIS. We also incur operating expenses denominated in the Hong Kong Dollar, Euro, Serbian Dinar, Vietnamese Dong, Singaporean Dollar, Mexican Peso, and Chilean Peso.
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
Our financial performance is subject to U.S. economic conditions and their impact on levels of spending by players, our rewards partners, and our advertisers. Economic recessions have had, and may continue to have, far-reaching adverse consequences across many industries, including the gaming industries, which may adversely affect our business and financial condition. In the past decade, the U.S. economy experienced tepid growth following the financial crisis in 2008 and 2009 and experienced a recession in 2020 due to the impact of the COVID-19 pandemic as well as international trade and monetary policy and other changes. If the U.S. economy experiences another recession or any of the relevant regional or local economies suffers a prolonged downturn, our business, financial condition, results of operations, or prospects may be adversely affected.
In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy as a whole, inflation, unemployment, consumer debt levels, geopolitical events, and other challenges impacting the global economy, including the COVID-19 pandemic, disruption of supply chains, and armed conflict between Ukraine and Russia, may adversely affect consumer confidence or cause a reduction to our players’ disposable income or our rewards partners’ budgets resulting in fewer or less desirable rewards to be offered to our players. In addition, the impact of inflation on our operating expenses may decrease profitability. Any one of these changes could materially and adversely affect our business, financial condition, results of operations, or prospects.
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
Our financial results and operations in any given period may be influenced by numerous factors, many of which we are unable to predict or are outside of our control. Player engagement with our games may decline or fluctuate as a result of a number of factors, including the popularity of the underlying games, the player’s level of satisfaction with our games, our ability to improve and innovate games and to attract new rewards partners, outages and disruptions of online services, the services offered by our competitors, our marketing and advertising efforts, or declines in player activity generally as a result of economic downturns, among others. Any decline or fluctuation in the recurring portion of our business may have a negative impact on our business, financial condition, results of operations, or prospects.
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
The trading market for shares of our Class A common stock may be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. The analysts who publish information about us may have had relatively little experience with us, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, the trading price of our Class A common stock could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
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
Any additional debt financing that we secure in the future could involve offering additional security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, current economic and political conditions, including inflation and higher interest rates, have disrupted capital markets, and if we seek to access additional capital or increase our borrowing, there can be no assurance that debt or equity financing may be available to us on favorable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition, or results of operations may be harmed.
Our investments may become impaired by deterioration of the financial markets.
Our investment portfolio consist primarily of short-term investments of our available cash. These funds have been invested with a goal of preserving our access to capital, and the investments generally consist of highly liquid, short-term instruments such as money market funds, corporate debt securities, U.S. government and government agency debt securities, mutual funds, certificates of deposit, and time deposits. We follow an investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk, which guidelines include credit quality and concentration standards to help manage investment risk. Volatility in the global financial markets can negatively impact the value of our investments. Although we intend to manage our investment portfolio for a low risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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
If we are unable to certify the effectiveness of our internal controls, or if our internal controls have one or more material weaknesses, we may not detect errors timely, our financial statements could be misstated, we could be subject to regulatory scrutiny and a loss of confidence by stakeholders, which could harm our business and adversely affect the trading price of our Class A common stock.
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
Our systems and operations are vulnerable to damage or interruption from natural disasters, power losses, telecommunications failures, cybersecurity attacks, terrorist attacks, acts of war, human errors, break-ins and similar events.
We have in the past and may continue to experience disruption as a result of catastrophic events. The occurrence of a catastrophic event, such as a global pandemic like the COVID-19 pandemic or the consequences of climate change, may result in our inability to continue business operations and may result in system interruptions, reputational harm, delays in application development, lengthy interruptions in our services, breaches of data security and loss of critical data, such as player, customer and billing data, as well as intellectual property rights, software, or other relevant data regarding operations, and there can be no assurances that our insurance policies will provide coverage for any resulting losses, which could have a material adverse effect on our business, financial condition, and results of operations.
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
So long as more than 50% of the voting power for the election of directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of the Nasdaq corporate governance standards. As of December 31, 2023, the Founder Group controlled more than 70% of the combined voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards and are not subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board of Directors selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. As of the date of this Annual Report on Form 10-K, we do not utilize any of these exemptions, however, should we later choose to do so, you may not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements.
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
Shares of our Class B common stock are entitled to twenty (20) votes per share, while shares of our Class A common stock are entitled to one (1) vote per share. Mr. Pascal and his affiliated entities included in the Founder Group hold all of the issued and outstanding shares of our Class B common stock. Accordingly, as of December 31, 2023, the Founder Group, including Mr. Pascal, beneficially owned more than 70% of the combined voting power of our outstanding common stock, and is able to control matters submitted to our stockholders for approval, including the election of directors, amendments to our organizational documents and any merger, consolidation, sales of all or substantially all of our assets or other major corporate transactions. Mr. Pascal may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and may ultimately affect the market price of shares of our Class A common stock.

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
We may issue preferred stock or additional common stock, including under the 2021 Plan and 2021 Employee Stock Purchase Plan. Any such issuances would dilute the interest of our stockholders and likely present other risks.
We may issue shares of preferred stock (which may be convertible into a substantial number of shares of common stock) or additional shares of common stock, including under the 2021 Plan and 2021 Employee Stock Purchase Plan. Any such issuances of shares of preferred stock or additional shares of common stock:
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
Outstanding Warrants to purchase an aggregate of 10,996,631 shares of our Class A common stock became exercisable in accordance with the terms of the Warrant Agreement governing those securities on October 27, 2021. The exercise price of these Warrants is $11.50 per share. The Company completed an offer to purchase each of its Warrants in the Tender Offer (as defined and described in Note 12—Warrant Liabilities in the accompanying consolidated financial statements) on May 13, 2022, in which holders of 1,792,463 outstanding Public Warrants tendered their Public Warrants for a purchase price of $1.00 per warrant. Following redemption of the Public Warrants tendered in the Tender Offer, approximately 5.4 million Public Warrants and approximately 3.8 million Private Warrants remained outstanding. In addition, up to 15,000,000 contingently issuable shares (the "Earnout Shares") may be issued, and up to 900,000 unvested shares previously issued to the sponsor of Acies (the " Sponsor Shares") may vest and become unrestricted, upon the closing price of the Class A common stock exceeding $12.50 and $15.00 per share, respectively, for any 20 trading days within any 30-trading day window commencing on or after November 18, 2021 and ending no later than June 21, 2026 (the Earnout Shares will also vest based on the price targets in connection with a sale of our company). To the extent such Warrants are exercised and the Earnout Shares are issued or the Sponsor Shares vest and become unrestricted, additional shares of our Class A common stock will be issued or become eligible for resale, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Actual or potential sales of Earnout Shares or Sponsor Shares in the public market, or the fact that additional shares are issuable upon exercise of such Warrants, could adversely affect the market price of our Class A common stock.
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
•sales of shares of Class A common stock by our stockholders, including the PIPE Investors (as defined in Note 4—Business Combinations);
•the issuance and potential sales of 15,000,000 Earnout Shares and potential sale of 900,000 Sponsor Shares upon the occurrence of an Earnout Triggering Event;
•additions and departures of key personnel;
•commencement of, or involvement in, litigation against us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our Class A common stock available for public sale; and
•general economic and political conditions, such as the effects of the COVID-19 pandemic, inflation, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability, armed conflict between Israel and Hamas in Gaza and between Israel and Hezbollah in Jordan and the West Bank, armed conflict between Ukraine and Russia, or other acts of war or terrorism.
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
The Public Warrants may never be in the money and they may expire worthless, and the terms of the Public Warrants may be amended in a manner adverse to a holder if holders of at least 65% of the then outstanding Public Warrants approve of such amendment.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY

We and our third-party vendors employ information technology, including networks, systems, and applications, to support our business processes and decision-making in our business. Our information technology infrastructure supports the flow of information throughout our business processes and is susceptible to cybersecurity threats. Accordingly, we have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to our customers and employees (“Information Systems and Data”).
We have a cybersecurity leadership team comprised of our Chief Information Security Officer, our Head of Infrastructure, and other senior leaders on our Information Technology group (“Cybersecurity Leadership Team”). Our Cybersecurity Leadership Team works with third-party service providers to help identify, assess, and manage our cybersecurity threats and risks, including through the use of our cybersecurity risk assessment program. Our Cybersecurity Leadership Team identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods, including automated and manual tools, third-party threat feeds, internal audits, access control assessments, and evaluating threats reported to us by various third-party enterprise threat reporting services.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data.
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, cybersecurity risks are considered a part of our overall business strategy, financial planning, and capital allocation.
We use third-party service providers to assist us from time to time in identifying, assessing, and managing material risks from cybersecurity threats. Our Cybersecurity Leadership Team inventories and prioritizes information security risks and evaluates material risks from cybersecurity threats, and reports those periodically to the Audit Committee of our Board of Directors, which evaluates our overall enterprise risk.
To date, the Company has not experienced a cybersecurity threat or incident that has materially affected or is reasonably likely to materially affect the Company. The Company, however, has experienced and expects to continue to experience cyber incidents of varying degrees. Cybersecurity threats may, among other things, cause material disruptions to our operations, which may materially affect our results of operations and/or financial condition. For more information about risks from cybersecurity threats that may materially affect us and how they may do so, see "Risk Factors — Despite our security measures, we have been subject to attacks by hackers, and our information technology and infrastructure may in the future be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions." as well as the other risk factors contained in Item 1A of this Annual Report on Form 10-K.
Our Board of Directors has ultimate oversight responsibility over cybersecurity-related matters and has assigned oversight of cybersecurity risk management to the Audit Committee. The Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks arising from cybersecurity threats and, in furtherance thereof, regularly receives reports from our senior management and Cybersecurity Leadership Team on cybersecurity matters. These reports are intended to highlight the state of our cybersecurity and data security programs, as well as our progress on key initiatives in this area. In addition, the Board receives reports addressing cybersecurity as part of our overall enterprise risk management program and to the extent cybersecurity matters are addressed in regular business updates. As appropriate, the Board also may receive information regarding specific cybersecurity incidents and resulting mitigation efforts.

ITEM 2.    PROPERTIES
Our principal business operations are located in offices owned by us in Las Vegas, Nevada. We lease facilities in eight locations throughout the world, including San Francisco, California; Santa Monica, California; Portland, Oregon; Tel-Aviv, Israel; Hong Kong; Belgrade, Serbia; Hanoi, Vietnam; and Singapore for our game development and operation functions. We believe our existing facilities are sufficient for our current needs. We may add new facilities and expand our existing facilities as we add employees and expand into new locations. We believe suitable additional space will be available as needed to accommodate our needs.
ITEM 3.    LEGAL PROCEEDINGS
See discussion of legal proceedings in Note 18—Commitments and Contingencies in the accompanying consolidated financial statements.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Information
Our Class A common stock is traded on the Nasdaq Global Market under the ticker symbol MYPS. There is no public market for our Class B common stock.
Holders of our Common Stock
As of February 29, 2024, there were 131 holders of record of our Class A common stock, five holders of record of our Class B common stock and five holders of record of our Warrants. The number of record holders does not include Depository Trust Company participants or beneficial owners holding shares through nominee names.
Dividend Policy
We do not anticipate paying cash dividends on our shares of Class A common stock or Class B common stock for the foreseeable future.
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
$—
12/21/20
03/31/21
09/30/21
03/31/22
09/30/22
03/31/23
09/30/23
PLAYSTUDIOS, Inc.
S&P 500 Index
Nasdaq Composite

The performance graph should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.
Recent Sales of Unregistered Securities
None
Use of Proceeds
None

Issuer Purchases of Equity Securities
The following table provides information about share repurchases made by us of our Class A common stock during the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program[3] (In thousands)
October 1, 2023 - October 31, 2023	406	$3.12	—	$30,000
November 1, 2023 - November 30, 2023	65,295	2.48	—	50,000
December 1, 2023 - December 31, 2023	—	—	—	50,000

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
2.Average price paid per share includes costs associated with the repurchases.
3.The repurchases are being executed from time to time, subject to general business and market conditions, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 trading plans, pursuant to a stock repurchase program. On November 10, 2021, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, within a 12 month period, up to $50.0 million of the Company’s Class A common stock at such times and in such amounts as the Company’s Board of Directors deems appropriate, based on factors such as market conditions, legal requirements, and other business considerations. The Company publicly announced the approval of such stock repurchase program on November 12, 2021. On November 2, 2022, the Company’s Board of Directors approved an extension of the time period for repurchases under the stock repurchase program for an additional 12 months from November 10, 2022 to November 10, 2023. On November 1, 2023, the Company's Board of Directors extended the stock repurchase program through November 10, 2024 and increased the remaining amount authorized to $50.0 million. The Company publicly announced such extension and increase on November 2, 2023. See Note 19—Stockholders’ Equity of the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information relating to share repurchases.
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
This discussion contains forward-looking statements and involves numerous risks and uncertainties. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K, particularly in the section titled “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K. All forward-looking statements in this Annual Report on Form 10-K are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances, except as required by law.
Overview
We are a developer and publisher of free-to-play casual games for mobile and social platforms. Over our twelve-year history, we developed a portfolio of free-to-play social casino games that are considered to be among the most innovative and unique in the genre. In 2021 we added our Tetris®-branded mobile game and in late 2022 we acquired Brainium, a developer and publisher of free-to-play casual games. Our games include the award-winning POP! Slots, myVEGAS Slots, my KONAMI Slots, MGM Slots Live, myVEGAS Blackjack, myVEGAS Bingo, Tetris®, Solitaire, Spider Solitaire, Jumbline 2, Sudoku, and Mahjong. Our games are based on original content as well as third-party licensed brands and are downloadable and playable for free on multiple social and mobile-based platforms, including the Apple App Store, Google Play Store, Amazon Appstore, and Facebook.
Each of our legacy social casino games and our Tetris®-branded mobile game is powered by our proprietary playAWARDS program and incorporates loyalty points that are earned by players as they engage with our games. The rewards are provided by our collection of rewards partners, with the majority of rewards partners providing their rewards at no cost to us, in exchange for product integration, marketing support, and participation in our loyalty program. The program is enabled by our playAWARDS platform which consists of a robust suite of tools that enable our rewards partners to manage their rewards in real time, measure the value of our players’ engagement, and gain insight into the effectiveness and value they derive from the program. Through our self-service platform, rewards partners can launch new rewards, make changes to existing rewards, and in real time see how players are engaging with their brands. The platform tools also provide rewards partners the ability to measure the off-line value our players generate as consumers and patrons of their real-world establishments.
PLAYSTUDIOS' playAWARDS platform embodies all of the features, tools, and capabilities needed to deliver loyalty programs tailored for the games industry. Our consumer-facing brand for our loyalty program is myVIP. The myVIP program is an aspirational benefits framework, with in-game mechanics and rewards features, along with a player development and hosting program. The program dynamically ranks and assigns players to tiers based on their accumulation of tier points, which are a proxy for their overall engagement with our games. The tier points are separate from and are not interchangeable with the loyalty points earned in the playAWARDS program. Qualified players are provided access to enhanced benefits that increase with each tier. Higher tiers provide access to a myVIP player portal where players can view and purchase special chip bundles, redeem loyalty points for a curated set of rewards, and communicate directly with a dedicated personal host. The VIP player portal, concierge, and host programs, enhance the in-game and real-world reward experience with both in-game and in-person, invitation-only special events. We believe that the myVIP program drives increased player engagement and retention, and therefore extends each game's life-cycle and revenue potential.
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
•Investment in our playAWARDS and myVIP programs—In order to drive player engagement and retention we invest a significant amount of resources to enhance the playAWARDS and myVIP programs. We continually evaluate these programs through an iterative feedback process with our players and rewards partners and update them so that both our players and rewards partners are able to optimize their personalized experience. As a result, we continuously incur expenses to enhance and update these programs. However, the results may not generate revenue and the enhancements may require additional significant modifications or be abandoned in their entirety.

•Real-World Rewards—We currently offer real-world rewards relating to, among other things, dining, live entertainment shows, and hotel rooms, and we plan to continue to expand and diversify our rewards loyalty program in order to maintain and enhance the perceived value offering to our players. Our players’ willingness to make in-game purchases is directly impacted by our ability to provide desirable rewards. The real-world rewards we offer to our players are provided at no cost to us by our rewards partners, and there is no obligation for us to pay or otherwise compensate either our rewards partners or players for any player redemptions under our rewards partner agreements.

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
Key Performance Indicators - playGAMES
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
Monthly Active Users (“MAU”)
MAU is defined as the number of individuals who played a game in a particular month. As with DAU, an individual who plays two different non-Brainium games in the same month is counted as two MAU while an individual who plays the same non-Brainium game on two different devices is counted as one MAU, and an individual who plays two different Brainium games on the same day is counted as two MAU while an individual who plays the same Brainium game on two different devices is also counted as two MAU. The term "Average MAU" is defined as the average of the MAU, determined as described above, for each calendar month during the period presented. We use MAU and Average MAU as measures of audience engagement to help us understand the size of the active player base engaged with our games on a monthly basis.
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
Daily Payer Conversion
Daily Payer Conversion is defined as DPU as a percentage of DAU on a particular day. Daily Payer Conversion is also sometimes referred to as "Percentage of Paying Users" or "PPU". The term "Average Daily Payer Conversion" is defined as the Average DPU divided by Average DAU for a given period. We use Daily Payer Conversion and Average Daily Payer Conversion to help us understand the monetization of our active players.
Average Daily Revenue Per DAU (“ARPDAU”)
ARPDAU is defined for a given period as the average daily revenue per Average DAU, and is calculated as game and advertising revenue for the period, divided by the number of days in the period, divided by the Average DAU during the period. We use ARPDAU as a measure of overall monetization of our active players.

Key Performance Indicators - playAWARDS
Available Rewards
Available Rewards is defined as the monthly average number of unique rewards available in our applications’ rewards stores. A reward appearing in more than one application’s reward store is counted only once. A reward is counted only once irrespective of the inventory available through that reward. For example, one reward for a free night in a hotel room with ten rooms available for such free night is counted as one reward. Available Rewards only include real-world partner rewards and exclude PLAYSTUDIOS digital rewards. We use Available Rewards as a measure of the value and potential impact of the program for an interested player. It is assumed that the greater the variety and breadth of rewards offered, the more likely players will be to ascribe value to the program.
Purchases
Purchases is defined as the total number of rewards purchased for the period identified in which a player exchanges loyalty points for a reward. Purchases are not adjusted for refunds. Purchases only include purchases of real-world partner rewards and exclude any PLAYSTUDIOS digital rewards. The Company does not receive any compensation or revenue from Purchases. We use Purchases as a measure of audience interest and engagement with our playAWARDS platform.
Retail Value of Purchases
Retail Value of Purchases is defined as the cumulative retail value of all rewards listed as Purchases for the period identified. The retail value of each reward listed as Purchases is the retail value as determined by the partner upon creation of the reward. In the case where the retail value of a reward adjusts depending on time of redemption, the average retail value is used. Retail Value of Purchases only include the retail value of real-world partner rewards and exclude the cost of any PLAYSTUDIOS branded merchandise. We use Retail Value of Purchases to help us understand the real-world value of the rewards that are purchased by our players.
Results of Operations
Comparison of the year ended December 31, 2023 versus the year ended December 31, 2022
The following table summarizes our consolidated results of operations for the years ended December 31, 2023 and 2022 (in thousands, except percentages):

	Years Ended December 31,
	2023	2022	$ Change	% Change
Net revenue	$310,886	$290,309	$20,577	7.1%
Operating expenses	321,373	318,390	2,983	0.9%
Operating loss	$(10,487)	$(28,081)	$17,594	(62.7)%
Net loss	$(19,393)	$(17,783)	$(1,610)	9.1%
Net loss margin	(6.2)%	(6.1)%	(0.1)pp	1.6%

pp = percentage points
Net Revenue by Segment

	Year Ended December 31,
	2023	2022	Change	% Change
Net revenue
playGAMES	$306,714	$284,476	$22,238	7.8%
playAWARDS	4,172	5,833	(1,661)	(28.5)%
Net revenue	$310,886	$290,309	$20,577	7.1%

Revenue information by geography is summarized as follows (in thousands, except percentages):

	Years Ended December 31,
	2023	2022	Change	% Change
United States	$265,660	$253,556	$12,104	4.8%
All other countries	45,226	36,753	8,473	23.1%
Net revenue	$310,886	$290,309	$20,577	7.1%
playGAMES
playGAMES revenue was $306.7 million for the year ended December 31, 2023 compared to $284.5 million for year ended December 31, 2022.
The following table shows net revenues and key performance indicators for our playGAMES division (in thousands, except percentages and ARPDAU):

	Year Ended December 31,
	2023	2022	Change		% Change
Virtual currency	$247,929	$261,620	$(13,691)		(5.2)%
Advertising	58,236	21,839	36,397		166.7%
Other revenue	549	1,017	(468)		(46.0)%
Net revenue	$306,714	$284,476	$22,238		7.8%

Average DAU	3,524	1,917	1,607		83.8%
Average MAU	13,489	7,932	5,557		70.1%
Average DPU	27	29	(2)		(6.9)%
Average Daily Payer Conversion	0.8%	1.5%	(0.7)	pp	(46.7)%
ARPDAU (in dollars)	$0.24	$0.41	$(0.17)		(41.5)%

pp = percentage points
Net revenue increased $22.2 million, or 7.8%, to $306.7 million during the year ended December 31, 2023 compared to $284.5 million during the year ended December 31, 2022. The increase was primarily due to full year realization of the Brainium portfolio of games, which was acquired in October 2022 as well as an increase in advertising revenue from the Tetris game. The increase was offset by a $13.7 million decrease in virtual currency primarily driven by decreases in DPU and ARPDAU despite overall increases in DAU and MAU. DAU and MAU increased 83.8% and 70.1%, respectively, compared to year ended December 31, 2022, driven by the addition of the Brainium portfolio of games. Our daily conversion rate and ARPDAU both decreased compared to year ended December 31, 2022 due to addition of high-volume, low-monetizing Brainium portfolio of games and the Tetris application diluting both metrics.
playAWARDS
The following table shows net revenues and key performance indicators for our playAWARDS division (in thousands):

	Year Ended December 31,
	2023	2022	Change	% Change
Net revenue	$4,172	$5,833	$(1,661)	(28.5)%

Available Rewards (in units)	578	556	22	4.0%
Purchases (in units)	1,760	2,224	(464)	(20.9)%
Retail Value of Purchases	$105,847	$127,803	$(21,956)	(17.2)%
Net revenue decreased by $1.7 million, or 28.5%, due to the non-renewal of a licensing arrangement with a customer. The key performance indicators presented above are used by management to assess the playAWARDS segment's operating performance, however are not indicative revenue metrics.

Operating Expenses
The following table summarizes our consolidated operating expenses for the years ended December 31, 2023 and 2022 (in thousands, except percentages):

	Years Ended December 31,				% of Net Revenue
	2023	2022	$ Change	% Change	2023	2022
Operating expenses:
Cost of revenue	$77,800	$85,400	$(7,600)	(8.9)%	25.0%	29.4%
Selling and marketing	74,360	80,819	(6,459)	(8.0)%	23.9%	27.8%
Research and development	70,298	63,315	6,983	11.0%	22.6%	21.8%
General and administrative	45,072	40,274	4,798	11.9%	14.5%	13.9%
Depreciation and amortization	45,259	35,562	9,697	27.3%	14.6%	12.2%
Restructuring expenses	8,584	13,020	(4,436)	(34.1)%	2.8%	4.5%
Total operating expenses	$321,373	$318,390	$2,983	0.9%	103.4%	109.7%
Cost of Revenue
Cost of revenue decreased by $7.6 million, or 8.9%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was due to a decline in virtual currency revenue. As a percentage of net revenue, cost of revenue decreased from 29.4% for the year ended December 31, 2022 to 25.0% for the year ended December 31, 2023. The decrease was due to an increase in advertising revenue which does not incur platform fees, and a reduction in royalty expenses associated with our revenue.
Selling and Marketing
Selling and marketing expenses decreased by $6.5 million, or 8.0%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to a $8.4 million reduction of user acquisition costs. This increase was partially offset by a $1.1 million increase of payroll expenses and $0.8 million increase of other selling and marketing expenses. As a percentage of net revenue, selling and marketing expenses decreased from 27.8% for the year ended December 31, 2022 to 23.9% for the year ended December 31, 2023.

Research and Development
Research and development expenses increased by $7.0 million, or 11.0%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to an increase in additional payroll expenses of $3.8 million, an increase of IT expenses of $2.0 million, an increase in facilities costs of $1.0 million, and an increase in other research and development expenses of $0.2 million. As a percentage of net revenue, research and development expenses increased from 21.8% for the year ended December 31, 2022 to 22.6% for the year ended December 31, 2023.
General and Administrative
General and administrative expenses increased by $4.8 million, or 11.9%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to $4.6 million of additional payroll expenses and $0.2 million of other general and administrative costs. As a percentage of net revenue, general and administrative expenses increased from 13.9% for the year ended December 31, 2022, to 14.5% for the year ended December 31, 2023.
Depreciation and Amortization
Depreciation and amortization expenses increased by $9.7 million, or 27.3%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to the acquisitions of Brainium and WonderBlocks, increased amortization as a result of additional licenses, and additional depreciation of property and equipment. As a percentage of net revenue, depreciation and amortization expenses increased from 12.2% for the year ended December 31, 2022 to 14.6% for the year ended December 31, 2023. See Note 10—Intangible Assets and Internal-Use Software, Net.
Restructuring Expenses
Restructuring expenses decreased by $4.4 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to $6.3 million less of non-cash impairment charges and a decrease of $1.6 million related to fees for various merger and acquisition opportunities. This decrease was offset by an increase of $2.6 million related to management restructurings and severance and an increase of $0.7 million related to other restructuring expenses. As a percentage of net revenue, restructuring expenses decreased from 4.5% for the year ended December 31, 2022 to 2.8% for the year ended December 31, 2023.
Other Income, Net
The following table summarizes our consolidated other income, net for the years ended December 31, 2023 and 2022 (in thousands, except percentages):

	Years Ended December 31,
	2023	2022	$ Change	% Change
Change in fair value of warrant liabilities	$2,596	$1,047	$1,549	147.9%
Interest income, net	4,858	1,925	2,933	152.4%
Other income, net	513	1,491	(978)	(65.6)%
Total other income, net	$7,967	$4,463	$3,504	78.5%
The change in fair value of warrant liabilities is related to the warrants discussed in Note 12—Warrant Liabilities to our consolidated financial statements herein. Interest income, net is related to interest earned on cash and cash equivalents offset by fees and expenses associated with the Credit Agreement as discussed in Note 15—Long-Term Debt to our consolidated financial statements herein. Other income, net primarily relates to gains or (losses) from equity investments.
Provision for Income Taxes
Income tax expense was approximately $16.9 million for the year ended December 31, 2023, as compared to an income tax benefit of $5.8 million for the year ended December 31, 2022. The income tax expense for the year ended December 31, 2023 reflected an effective income tax rate of negative 669.7%, which was less than the statutory tax rate of 21% primarily due to the recording of a valuation allowance on deferred tax assets, the effect of additional foreign taxes paid related to a settlement with the Israel Tax Authority, impacts from foreign branch income, and other nondeductible expenses. The decrease in our effective tax rate was partially offset by benefits from the exercise of non-qualified stock options, changes to the fair value adjustment of the warrant liability, and the deduction of foreign taxes paid. The income tax benefit reflected an effective income tax rate of 24.6% for the year ended December 31, 2022, which was greater than the statutory federal rate of 21.0% primarily due to benefits from the exercise of non-qualified stock options, state taxes, and research and development credits. The increase in our effective tax rate was partially offset by the reduction of our foreign tax credit carryforward and conversion to foreign tax deductions, as well as a valuation allowance on a portion of our California research credits.
Comparison of the year ended December 31, 2022 versus the year ended December 31, 2021
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2022 Annual Report on Form 10-K for our results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021, with the exception of Net Revenue by Segment, which is detailed below.
Net Revenue by Segment

	Year Ended December 31,
	2022	2021	Change	% Change
Net revenue
playGAMES	$284,476	$287,419	$(2,943)	(1.0)%
playAWARDS	5,833	—	5,833	100.0%
Net revenue	$290,309	$287,419	$2,890	1.0%

playGAMES
playGAMES revenue was $284.5 million for the year ended December 31, 2022 compared to $287.4 million for year ended December 31, 2021.
The following table shows net revenues and key performance indicators for our playGAMES division:

	Year Ended December 31,
	2022	2021	Change	% Change
Virtual currency	$261,620	$280,087	$(18,467)	(6.6)%
Advertising	21,839	6,964	14,875	213.6%
Other revenue	1,017	368	649	176.4%
Net revenue	$284,476	$287,419	$(2,943)	(1.0)%

Average DAU	1,917	1,244	673	54.1%
Average MAU	7,932	4,111	3,821	92.9%
Average DPU	29	34	(5)	(14.7)%
Average Daily Payer Conversion	1.5%	2.7%	(1.2)pp	(44.4)%
ARPDAU (in dollars)	$0.41	$0.63	(0.22)	(34.9)%

pp = percentage points
Net revenue decreased $2.9 million, or 1.0%, to $284.5 million during the year ended December 31, 2022 compared to $287.4 million during the year ended December 31, 2021. The decrease was primarily driven by $18.5 million decrease in virtual currency primarily driven by decreases in DPU and ARPDAU despite overall increases in DAU and MAU. DAU and MAU increased 54.1% and 92.9%, respectively, compared to year ended December 31, 2021, driven by the addition of the Brainium portfolio of games. This decrease was offset by the acquisition of the Brainium portfolio of games, which was acquired in October 2022 as well as an increase in advertising revenue from the Tetris game. Our daily conversion rate and ARPDAU both decreased compared to year ended December 31, 2021 due to addition of high-volume, low-monetizing Brainium portfolio of games and the Tetris application diluting both metrics.
playAWARDS
The following table shows net revenues and key performance indicators for our playAWARDS division:

	Year Ended December 31,
	2022	2021	Change	% Change
Net revenue	$5,833	$—	$5,833	100.0%

Available Rewards (in units)	556	477	79	16.6%
Purchases (in units)	2,224	1,970	254	12.9%
Retail Value of Purchases (in dollars)	127,803	114,426	13,377	11.7%
Net revenue increased by $5.8 million due to a licensing arrangement with a customer. The key performance indicators presented above are used by management to assess the playAWARDS segment's operating performance, however are not indicative revenue metrics.
Comparison of our Segment Results of Operations
The following table presents adjusted earnings before interest, taxes, depreciation, and amortization ("AEBITDA"). AEBITDA is our reportable segment GAAP measure, which we utilize as the primary profit measure for our reportable segments. See Note 3—Segment Reporting in the accompanying consolidated financial statements for additional information. Consolidated AEBITDA is a non-GAAP measure, discussed within “Non-GAAP Measures” below.

Comparison of the year ended December 31, 2023 versus the year ended December 31, 2022

	Year Ended December 31,
	2023	2022	Change	% Change
AEBITDA
playGAMES	$88,676	$58,999	$29,677	50.3%
playAWARDS	(10,379)	(5,189)	(5,190)	100.0%
Corporate and other	(16,005)	(15,557)	(448)	2.9%
Consolidated AEBITDA	$62,292	$38,253	$24,039	62.8%

Segment AEBITDA Margin:
playGAMES	28.9%	20.7%	8.2%	39.4%
playAWARDS	(248.8)%	(89.0)%	(159.8)%	179.7%
playGAMES
playGAMES AEBITDA was $88.7 million for the year ended December 31, 2023 compared to $59.0 million for year ended December 31, 2022, an increase of 50.3%. playGAMES AEBITDA margin was 28.9% for the year ended December 31, 2023 compared to 20.7% for year ended December 31, 2022. The current year benefited from the full years' realization of Brainium's portfolio of games acquired in October 2022 and an increase in revenue from the Tetris game, both which do not incur significant platform fees driving a reduction in cost of sales, and a reduction in overall user acquisition expenses. These increases were offset by the increase in payroll and benefits from Brainium and other general and administrative expenses.
playAWARDS
playAWARDS AEBITDA was $(10.4) million for the year ended December 31, 2023 compared to $(5.2) million for year ended December 31, 2022. The decrease in AEBITDA can be attributed to lower net revenue and an increase in employee costs associated with the myVIP program and the further advancement of the playAWARDS platform.
Comparison of the year ended December 31, 2022 versus the year ended December 31, 2021

	Year Ended December 31,
	2022	2021	Change	% Change
AEBITDA
playGAMES	$58,999	$57,865	$1,134	2.0%
playAWARDS	(5,189)	(8,990)	3,801	(42.3)%
Corporate and other	(15,557)	(9,329)	(6,228)	66.8%
Consolidated AEBITDA	$38,253	$39,546	$(1,293)	(3.3)%

Segment AEBITDA Margin:
playGAMES	20.7%	20.1%	0.6%	3.0%
playAWARDS	(89.0)%	nm	nm	nm

nm - not meaningful
playGAMES
playGAMES AEBITDA was $59.0 million for the year ended December 31, 2022 compared to $57.9 million for year ended December 31, 2021. The increase in playGAMES AEBITDA was driven by the increase in net revenues from the Tetris game as well as consolidation of the Brainium portfolio of games. These products generate net revenues from advertising, which has lower cost of sales and higher margins. The increase was offset by a decline in net revenues from virtual currencies.

playAWARDS
playAWARDS AEBITDA was $(5.2) million for the year ended December 31, 2022 compared to $(9.0) million for December 31, 2021. The increase in AEBITDA was primarily driven by a licensing arrangement with a customer that commenced in 2022.
Non-GAAP Measures
Consolidated AEBITDA and Consolidated AEBITDA Margin
Consolidated AEBITDA, as used herein, is a non-GAAP financial performance measure that is presented as a supplemental disclosure and is reconciled to net income as the most directly comparable GAAP measure. We define Consolidated AEBITDA as net income before interest, income taxes, depreciation and amortization, restructuring and related costs (consisting primarily of severance and other restructuring related costs), stock-based compensation expense, changes in fair value of warrant liabilities, and other income and expense items (including special infrequent items, foreign currency gains and losses, and other non-cash items). We also use Consolidated AEBITDA Margin, another non-GAAP measure, which we calculate as Consolidated AEBITDA as a percentage of net revenue.
We use Consolidated AEBITDA and Consolidated AEBITDA Margin to monitor and evaluate the performance of our business operations, facilitate internal comparisons of our operating performance, and to analyze and evaluate decisions regarding future budgets and initiatives. We believe that both measures are useful because they provide investors with information regarding our operating performance that is used by our management in its reporting and planning processes. Consolidated AEBITDA and Consolidated AEBITDA Margin as calculated herein may not be comparable to similarly titled measures and disclosures reported by other companies.
The following table sets forth the reconciliation of Consolidated AEBITDA and Consolidated AEBITDA Margin to net income and net income margin, the most directly comparable GAAP measure (in thousands, except percentages):

	Years Ended December 31,
	2023	2022	2021
Revenue	$310,886	$290,309	$287,419
Net (loss) income	$(19,393)	$(17,783)	$10,737
Net (loss) income margin	(6.2)%	(6.1)%	3.7%
Adjustments:
Depreciation & amortization	45,259	35,562	27,398
Income tax expense (benefit)	16,873	(5,835)	(258)
Stock-based compensation expense	18,722	17,727	4,455
Change in fair value of warrant liability	(2,596)	(1,047)	(13,933)
Change in fair value of contingent consideration	(950)	(2,411)	—
Special infrequent(1)	—	—	7,500
Restructuring and related(2)	8,584	13,020	3,082
Other(3)	(4,207)	(980)	565
Consolidated AEBITDA	$62,292	$38,253	$39,546
Consolidated AEBITDA Margin	20.0%	13.2%	13.8%

(1)Amounts reported during the year ended December 31, 2021 represent a $5.0 million transaction bonus and a $2.5 million charitable contribution per the terms of the Merger Agreement.
(2)Amounts reported include mergers and acquisition related expenses, management restructuring and severance, assets impairments and write-downs, and extraordinary expenses related to the war in Israel and other various nonrecurring expenses.
(3)Amounts reported in “Other, net” include interest expense, interest income, gains/losses from investments, foreign currency gains/losses, and non-cash gains/losses on the disposal of assets.

Liquidity and Capital Resources
As of December 31, 2023, we had cash and cash equivalents of $132.9 million, which consisted of cash on hand and money market mutual funds. Historically, we have funded our operations, including capital expenditures, primarily through cash flow from operating activities. We believe that our existing cash and cash equivalents, the cash generated from operations, and the borrowing capacity under our Credit Agreement as described below will be sufficient to fund our operations and capital expenditures for at least the next twelve (12) months. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure, or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds or we may decide to do so opportunistically.
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
As of December 31, 2023, we do not have any outstanding amounts under the Credit Agreement.

Cash Flows
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2023	2022
Net cash provided by operating activities	$51,724	$33,384
Net cash used in investing activities	(32,306)	(102,349)
Net cash used in financing activities	(20,184)	(9,571)
Effect of exchange rate on cash and cash equivalents	(345)	(966)
Decrease in cash and cash equivalents	$(1,111)	$(79,502)
Operating Activities
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022. During the year ended December 31, 2023, operating activities provided $51.7 million of net cash as compared to $33.4 million during the year ended December 31, 2022. The increase in net cash provided from operating activities primarily related to the full year realization of the Brainium portfolio of games as well as increased advertising revenue from the Tetris game.
Investing Activities
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022. During the year ended December 31, 2023, investing activities used $32.3 million of net cash as compared to $102.3 million during the year ended December 31, 2022. The decrease of cash used in investing activities was primarily due to the $70.4 million of cash paid related to the Brainium and WonderBlocks acquisitions and $5.6 million of additional property and equipment purchased in the year ended December 31, 2022 compared to the current year. The decrease was partially offset by $4.4 million of cash paid related to licensing agreements in the current year and $1.6 million of other investing activities.
Financing Activities
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022. During the year ended December 31, 2023, financing activities used $20.2 million of net cash, while financing activities used $9.6 million of net cash during the year ended December 31, 2022. This increase is primarily due to an increase of share repurchases made during the year ended December 31, 2022.

Contractual Obligations, Commitments, and Contingencies
The following table summarizes our contractual obligations as of December 31, 2023 (in thousands):

	Total	Less than 1 year	Years 2 and 3	Years 4 and 5	More than 5 years
Operating leases	$10,655	$4,580	$4,317	$1,758	$—
Minimum guarantee obligations	31,760	7,760	12,000	12,000	—
Other licensing agreements	7,400	7,400	—	—	—
Total	$49,815	$19,740	$16,317	$13,758	$—
Our other long-term liabilities in the consolidated balance sheet include unrecognized tax benefits and related interest and penalties. As of December 31, 2023, we had gross unrecognized tax benefits of $0.3 million and an additional $0.1 million for interest and penalties classified as long-term liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
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
Business Combinations
The Company applies the provisions of ASC 805, Business Combinations and allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.
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
Revenue Recognition
Our revenue recognition policies described in Note 2—Summary Of Significant Accounting Policies requires us to make significant judgments and estimates, which include the consumption period. The amount of outstanding purchased virtual currency at each reporting date is based on player behavior because the Company is unable to distinguish between the consumption of purchased or free virtual currency.
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
Players can earn loyalty points through a variety of activities, including but not limited to playing the Company’s games, engaging with in-game advertising, engaging with marketing emails, and logging into the game. The loyalty points can be redeemed for rewards offered by the Company’s rewards partners. There is no obligation for the Company to pay or otherwise compensate the Company’s rewards partners for any player redemptions under the Company’s rewards partner agreements. In addition, both paying and non-paying players can earn loyalty points. Therefore, the loyalty points earned by players are marketing offers and do not provide players with material rights. Accordingly, the loyalty points do not require any allocation to the transaction price of virtual currency.
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
Interest Rate Risk
Our exposures to market risk for changes in interest rates relate primarily to our Credit Agreement. The Credit Agreement and Revolver are floating rate facilities. Therefore, fluctuations in interest rates will impact the amount of interest expense we incur and have to pay. We did not have any borrowings outstanding under our Credit Agreement at December 31, 2023 and December 31, 2022, respectively.
We do not purchase or hold any derivative financial instruments for trading purposes.
Investment Risk
We had cash and cash equivalents totaling $132.9 million and $134.0 million as of December 31, 2023 and December 31, 2022, respectively. Our investment policy and strategy primarily attempt to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents primarily consist of cash on hand and money market mutual funds. We have not entered into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would have increased or decreased our interest income for a twelve-month period by an immaterial amount.
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
However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses, as well as leases and certain other operating expenses, are denominated in New Israeli Shekels, or NIS. We also have foreign currency risks related to our operating expenses denominated in currencies other than the U.S. Dollar, including the Hong Kong Dollar, Euro, Serbian Dinar, Vietnamese Dong, Singaporean Dollar, Mexican Peso, and Chilean Peso. Accordingly, changes in exchange rates in the future may negatively affect our future operating results as expressed in U.S. Dollars.
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.
As of December 31, 2023, we entered into derivative contracts to purchase certain foreign currencies, including the NIS, at future dates. The notional value of amounts hedged was approximately $2.5 million, and all contracts are expected to mature during the upcoming 12 months. Subsequent to December 31, 2023, we entered into additional derivatives contracts to purchase certain foreign currencies, including the NIS, at future dates. The notional value of amounts hedged was approximately $30.4 million, and all contracts are expected to mature within 12 months of the purchase date.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of PLAYSTUDIOS, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PLAYSTUDIOS, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
March 12, 2024
We have served as the Company’s auditor since 2018.

PLAYSTUDIOS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$132,889	$134,000
Receivables	30,465	27,016
Prepaid expenses and other current assets	11,529	14,963
Total current assets	174,883	175,979
Property and equipment, net	17,549	17,532
Operating lease right-of-use assets	9,369	15,562
Intangibles assets and internal-use software, net	110,933	77,231
Goodwill	47,133	47,133
Deferred income taxes	2,764	13,969
Other long-term assets	3,690	4,603
Total non-current assets	191,438	176,030
Total assets	$366,321	$352,009
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,907	4,425
Warrant liabilities	1,086	3,682
Operating lease liabilities, current	4,236	4,571
Accrued and other current liabilities	38,796	21,473
Total current liabilities	46,025	34,151
Minimum guarantee liability	24,000	1,500
Deferred income taxes	1,198	—
Operating lease liabilities, non-current	5,699	11,660
Other long-term liabilities	1,048	2,385
Total non-current liabilities	31,945	15,545
Total liabilities	$77,970	$49,696
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value (100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022)	—	—
Class A common stock, $0.0001 par value (2,000,000 shares authorized, 122,923 and 116,756 shares issued, and 118,200 and 115,635 shares outstanding as of December 31, 2023 and December 31, 2022, respectively)	12	11
Class B common stock, $0.0001 par value (25,000 shares authorized, 16,457 and 16,457 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively).	2	2
Additional paid-in capital	310,944	290,337
(Accumulated deficit) retained earnings	(2,637)	16,756
Accumulated other comprehensive income (loss)	124	(151)
Treasury stock, at cost, 4,723 and 1,166 shares at December 31, 2023 and December 31, 2022, respectively	(20,094)	(4,642)
Total stockholders’ equity	288,351	302,313
Total liabilities and stockholders’ equity	$366,321	$352,009
The accompanying notes are an integral part of these consolidated financial statements.

PLAYSTUDIOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Net revenue	$310,886	$290,309	$287,419
Operating expenses:
Cost of revenue(1)	77,800	85,400	91,642
Selling and marketing	74,360	80,819	79,042
Research and development	70,298	63,315	61,343
General and administrative	45,072	40,274	27,902
Depreciation and amortization	45,259	35,562	27,398
Restructuring and related	8,584	13,020	3,082
Total operating costs and expenses	321,373	318,390	290,409
Loss from operations	(10,487)	(28,081)	(2,990)
Other income (expense), net:
Change in fair value of warrant liabilities	2,596	1,047	13,933
Interest income (loss), net	4,858	1,925	(235)
Other income (expense), net	513	1,491	(229)
Total other income, net	7,967	4,463	13,469
(Loss) income before income taxes	(2,520)	(23,618)	10,479
Income tax (expense) benefit	(16,873)	5,835	258
Net (loss) income	$(19,393)	$(17,783)	$10,737
Net (loss) income attributable to common stockholders per share:
Basic	$(0.15)	$(0.14)	$0.10
Diluted	$(0.15)	$(0.14)	$0.09
Weighted average shares of common stock outstanding:
Basic	132,978	128,353	111,718
Diluted	132,978	128,353	124,898

(1)Amounts exclude depreciation and amortization.
The accompanying notes are an integral part of these consolidated financial statements.

PLAYSTUDIOS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net (loss) income	$(19,393)	$(17,783)	$10,737
Other comprehensive income (loss):
Change in foreign currency translation adjustment(1)	(11)	(544)	(88)
Unrealized gain from derivative financial instruments(1)	757	—	—
Realized gain from settlement of derivative financial instruments(1)	(471)	—	—
Total other comprehensive income (loss)	275	(544)	(88)
Comprehensive (loss) income	$(19,118)	$(18,327)	$10,649

(1)These amounts are presented gross of the effect of income taxes. The total change and the corresponding effect of income taxes are immaterial.
The accompanying notes are an integral part of these consolidated financial statements.

PLAYSTUDIOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	162,596	$8	238,186	$12	—	$—	—	$—	$71,776	$481	$23,802	96,079
Retroactive application of reverse recapitalization	(162,596)	(8)	(238,186)	(12)	74,421	8	18,977	2	10	—	—	—
December 31, 2020	—	$—	—	$—	74,421	$8	18,977	$2	$71,786	$481	$23,802	96,079
Net income	—	—	—	—	—	—	—	—	—	—	10,737	10,737
Acies Merger and PIPE Financing	—	—	—	—	32,969	3	(2,847)	—	189,212	—	—	189,215
Exercise of stock options	—	—	—	—	2,676	—	—	—	2,412	—	—	2,412
Stock-based compensation	—	—	—	—	—	—	—	—	5,112	—	—	5,112
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(88)	—	(88)
Balance as of December 31, 2021	—	$—	—	$—	110,066	$11	16,130	$2	$268,522	$393	$34,539	$303,467

PLAYSTUDIOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	110,066	$11	16,130	$2	$268,522	$393	$34,539	$—	303,467
Net loss	—	—	—	—	—	—	(17,783)	—	(17,783)
Exercise of stock options	4,851	1	327	—	1,558	—	—	—	1,559
Issuance of shares upon vesting of restricted stock units	1,884	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	20,257	—	—	—	20,257
Repurchase of common stock	(1,166)	(1)	—	—	—	—	—	(4,642)	(4,643)
Other comprehensive loss	—	—	—	—	—	(544)	—	—	(544)
Balance as of December 31, 2022	115,635	$11	16,457	$2	$290,337	$(151)	$16,756	$(4,642)	$302,313

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	115,635	$11	16,457	$2	$290,337	$(151)	$16,756	(4,642)	302,313
Net loss	—	—	—	—	—	—	(19,393)	—	(19,393)
Exercise of stock options	3,672	1	—	—	3,125	—	—	—	3,126
Restricted stock vesting, net of shares withheld	2,450	—	—	—	(3,040)	—	—	—	(3,040)
Stock-based compensation	—	—	—	—	20,522	—	—	—	20,522
Repurchase of common stock	(3,557)	—	—	—	—	—	—	(15,452)	(15,452)
Other comprehensive income	—	—	—	—	—	275	—	—	275
Balance as of December 31, 2023	118,200	$12	16,457	$2	$310,944	$124	$(2,637)	$(20,094)	$288,351

The accompanying notes are an integral part of these consolidated financial statements.

PLAYSTUDIOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(19,393)	$(17,783)	$10,737
Adjustments:
Depreciation and amortization	45,259	35,562	27,398
Amortization of loan costs	151	145	368
Stock-based compensation expense	18,722	17,727	4,455
Change in fair value of warrant liabilities	(2,596)	(1,047)	(13,933)
Change in fair value of contingent consideration	(950)	(2,411)	—
Asset impairments and write-downs	2,219	8,353	—
Deferred income tax expense (benefit)	12,217	(7,791)	(2,286)
Other	570	490	1,545
Changes in operating assets and liabilities
Receivables	(4,930)	(1,486)	(3,985)
Prepaid expenses and other current assets	(1,461)	204	90
Income tax receivable	(744)	246	4,842
Accounts payable & accrued liabilities	1,427	1,967	3,877
Other	1,233	(792)	768
Net cash provided by operating activities	51,724	33,384	33,876
Cash flows from investing activities:
Acquisition of subsidiary, net of cash	—	(70,365)	—
Purchase of property and equipment	(6,335)	(11,979)	(2,010)
Additions to internal-use software	(21,742)	(21,401)	(25,890)
Purchase of intangible assets	(4,393)	—	(13,000)
Additions to notes receivable and other investments	(4)	(1,011)	(9,536)
Advance payment related to license agreements	—	—	(8,000)
Other	168	2,407	1,500
Net cash used in investing activities	(32,306)	(102,349)	(56,936)
Cash flows from financing activities:
Proceeds from stock option exercises	3,125	1,493	2,412
Repurchases of treasury stock	(15,452)	(4,272)	—
Payment for tender offer of warrants	—	(1,792)	—
Payment for minimum guarantee obligations	(4,817)	(5,000)	—
Payments for tax withholding of stock-based compensation	(3,040)	—	—
Net proceeds from Acies Merger	—	—	185,170
Other	—	—	(690)
Net cash provided by (used in) financing activities	(20,184)	(9,571)	186,892
Foreign currency translation	(345)	(966)	743
Net change in cash and cash equivalents	(1,111)	(79,502)	164,575
Cash and cash equivalents at beginning of period	134,000	213,502	48,927
Cash and cash equivalents at end of period	$132,889	$134,000	$213,502
Supplemental cash flow disclosures:
Interest paid	$189	$150	$125
Income taxes paid, net of (refunds)	$6,111	$1,884	$(4,321)

	Years Ended December 31,
	2023	2022	2021

Non-cash investing and financing activities:
Capitalization of stock-based compensation	$1,800	$2,530	$657
Additions to intangible assets related to licensing agreements	$46,579	$3,000	$5,000
Lease modification	$1,643	$—	$—
Increase in property and equipment included in accounts payable and other long-term liabilities	$—	$888	$—
Right-of-use assets acquired under operating leases	$—	$14,638	$—
Exchange of notes receivable as consideration related to the WonderBlocks Acquisition	$—	$1,055	$—
Contingent consideration related to the WonderBlocks Acquisition	$—	$3,361	$—
Reduction of notes receivable in exchange for internal-use software	$—	$—	$1,754
Settlement of MGM Profit Share liability through the issuance of shares of Class A common stock	$—	$—	$20,000
The accompanying notes are an integral part of these consolidated financial statements.

PLAYSTUDIOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted)
NOTE 1—BACKGROUND AND BASIS OF PRESENTATION
Organization and Description of Business
PLAYSTUDIOS, Inc., formerly known as Acies Acquisition Corp. (the "Company" or "PLAYSTUDIOS"), was incorporated on August 14, 2020 as a Cayman Islands exempted company, and domesticated into a Delaware corporation on June 21, 2021 (the "Domestication"). The Company's legal name became PLAYSTUDIOS, Inc. following the closing of the Acies Merger discussed in Note 4—Business Combinations. The prior period financial information represents the financial results and conditions of Old PLAYSTUDIOS (as defined in Note 4—Business Combinations).
The Company develops and operates online and mobile social gaming applications (“games” or “game”), many of which incorporate a unique loyalty program offering “real world” rewards provided by a collection of rewards partners. The Company’s games are free-to-play and available via the Apple App Store, Google Play Store, Amazon Appstore, and Facebook (collectively, “platforms” or “platform operators”). The Company creates games based on its own original content as well as third-party licensed brands. The Company generates revenue through the in-game sale of virtual currency and through advertising. We have two operating segments as discussed in Note 3—Segment Reporting.
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
Pursuant to the Acies Merger as discussed in Note 4—Business Combinations, the Acies Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Acies was treated as the “acquired” company for financial reporting purposes and the consolidated financial statements represent the accounts of Old PLAYSTUDIOS “as if” Old PLAYSTUDIOS is the predecessor to the Company.
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
Emerging Growth Company
At December 31, 2023, the Company qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company has taken and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Receivables and Allowance for Uncollectible Amounts
The Company’s receivables consist primarily of amounts due from social and mobile game platform operators, including Apple, Google, Facebook, and Amazon. Accounts receivable are typically non-interest bearing and are initially recorded at cost. The Company regularly reviews accounts receivable, considers current economic conditions and the financial positions of the Company’s platform operators. Accounts are written off when the Company deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. The Company reserves an estimated amount for receivables that may not be collected to reduce receivables to their net carrying amount, which approximates fair value. Methodologies for estimating the allowance for uncollectible amounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered in determining reserves.
The following table summarizes the major receivables of the Company as a percentage of the total receivables, net as of the dates indicated:

	December 31, 2023	December 31, 2022
Apple, Inc.	45.6%	33.6%
Google, Inc.	20.8%	27.2%
As of December 31, 2023 and December 31, 2022, the Company did not have any additional counterparties that exceeded 10% of the Company’s accounts receivable.
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

The estimated useful lives of the Company’s intangible assets are as follows:

	Estimated Useful Life
Licenses	2	-	6 years
Trade names	5	-	10 years
Acquired technology	5 years
Customer relationships	5 years
Patents and trademarks	10	-	20 years
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
License Agreements & Minimum Guarantees
The Company enters into long-term license agreements with third parties in which it is obligated to pay a minimum guaranteed amount of royalties, typically annually over the life of the contract. The Company accounts for the minimum guaranteed obligations within “Accrued liabilities” and “Minimum guarantee liability” at the onset of the license arrangement and records a corresponding licensed asset within “Intangibles, net” in the accompanying Consolidated Balance Sheets. The licensed intangible assets related to the minimum guaranteed obligations are amortized over the term of the license agreement with the amortization expense recorded in “Depreciation and amortization” in the accompanying Consolidated Statements of Operations. The Company classifies minimum royalty payment obligations as current liabilities to the extent they are contractually due within the next 12 months. The long-term portion of the liability related to the minimum guaranteed obligations is reduced as royalty payments are made as required under the license agreement. The Company assesses the recoverability of license agreements whenever events arise or circumstances change that indicate the carrying value of the licensed asset may not be recoverable. Recoverability of the licensed asset and the amount of impairment, if any, are determined using the Company’s policy for intangible assets with finite useful lives.
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
Revenue Recognition
The Company determines revenue recognition in accordance with ASC 606, Revenues from Contracts with Customers, by:
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
Players can earn loyalty points through a variety of activities, including but not limited to playing the Company’s games, engaging with in-game advertising, engaging with marketing emails, and logging into the game. The loyalty points can be redeemed for rewards offered by the Company’s rewards partners. There is no obligation for the Company to pay or otherwise compensate the Company’s rewards partners for any player redemptions under the Company’s rewards partner agreements. In addition, both paying and non-paying players can earn loyalty points. Therefore, the loyalty points earned by players are marketing offers and do not provide players with material rights. Accordingly, the loyalty points do not require any allocation to the transaction price of virtual currency.
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
Advertising
Advertising expenses for our games was $60.7 million, $69.1 million and $70.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. Advertising expenses are included in “Selling and marketing” expenses in the Consolidated Statements of Operations.
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
The Company's dual class structure was created upon the Domestication (as defined in Note 4—Business Combinations). The Class B common stock, including Class B common stock underlying stock options, held by Mr. Andrew Pascal, the Company's Chairman and Chief Executive Officer, or his affiliates (the "Founder Group") carry a super vote premium. As the Founder Group did not have control of Old PLAYSTUDIOS prior to the Acies Merger, and Mr. Pascal is an employee of the Company, the incremental value resulting from the super vote premium is accounted for as incremental compensation costs.
The Company utilized the market approach by observing other market participants with (i) dual class structures, (ii) super vote premiums for a single class and (iii) both classes trading on a national exchange. Based on the observed data, management selected a premium for the Class B common stock and the stock options held by members of the Founder Group.
Foreign Currency Derivative Contracts
The Company uses foreign currency derivative contracts to reduce our exposure to fluctuating exchange rates between the United States dollar (as our functional currency) and certain expense lines denominated in New Israeli Shekels (“NIS”). Our derivative contracts are designated as cash flow hedges under ASC 815. We monitor the effectiveness of our hedges on a quarterly basis, both qualitatively and quantitatively, and expect these hedges to remain highly effective at offsetting fluctuations in exchange rates through their respective maturity dates. See Note 19—Stockholders’ Equity for additional discussion.
The fair value of derivative financial instruments is recognized as an asset or liability at each balance sheet date, with changes in fair value recorded in other comprehensive income on the Consolidated Statements of Comprehensive Income (Loss) until the future underlying transactions occur. The fair value approximates the amount we would pay or receive if these contracts were settled at the respective valuation dates. The inputs used to measure the fair value of our foreign currency derivative contracts are categorized as Level 2 in the fair value hierarchy as established by ASC 820. As of December 31, 2023, the fair value of these foreign currency derivatives contracts were immaterial. Cash flows from derivatives, which are designated as accounting hedges, are presented consistently with the cash flow classification of the related hedged items.
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

Net (Loss) Income Per Share
Net (loss) income per share (“EPS”) is calculated using the two-class method required for participating securities and multiple classes of common stock. Basic income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Net income available to common stockholders represents net income attributable to common stockholders reduced by the allocation of earnings to participating securities. Diluted income per share adjusts basic loss per share for the potentially dilutive impact of stock options, warrants, restricted stock, and contingently issuable earnout shares. The dilutive effect of stock options, warrants, restricted stock, and contingently issuable earnout shares is computed using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.
EPS calculations for all periods prior to the Acies Merger have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the Acies Merger to effect the reverse recapitalization. Subsequent to the Acies Merger, net income per share was calculated based on the weighted average number of common stock then outstanding.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). ASU 2023-09 requires that public business entities expand their annual disclosures related to rate reconciliation and income taxes paid, and provide a disaggregated presentation between domestic and foreign income or loss from continuing operations before income tax expense and income tax expense or benefit from continuing operations. This guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-09.

NOTE 3—SEGMENT REPORTING
During the fourth quarter of 2023, the Company revised the presentation of segment information to align with changes to how the chief operating decision maker ("CODM ") manages the business, allocates resources, and assesses operating performance. The CODM is the Company's Chief Executive Officer. Prior to the fourth quarter of 2023, the Company had a single operating and reportable segment. Beginning in the fourth quarter of 2023, the Company reports operating results based on two reportable segments: playGAMES and playAWARDS. Each reportable segment has a different service offering and different customer base. As of December 31, 2023, the Company's operating segments are the same as the reportable segments, which are as follows:
playGAMES: This segment is a leading developer and publisher of digital games on mobile and web platforms. It operates primarily in the social gaming market, which is characterized by gameplay online or on mobile devices, that is social, competitive, and self-directed in pace and session length. playGAMES also operate in the casual space. playGAMES generates a substantial portion of our revenue from in-app purchases in the form of virtual currencies, which players can use to play social casino games. Players who install our social casino games typically receive free virtual currency upon the initial launch of the game and additional virtual currencies at specific time intervals. Players may exhaust the virtual currencies that they receive for free and may choose to purchase additional virtual currencies in order to extend their time of game play. Once obtained, virtual currencies (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within our games. playGAMES generate additional revenue in the casual space from the receipt of advertising revenue. Players who install our casual games receive free, unlimited gameplay that requires viewing of periodic in-game advertisements.
playAWARDS: This segment consists of all of our loyalty assets globally in which we are developing an end-to-end loyalty solutions to help clients reward, enrich, motivate and retain customers, including program design, points management and administration, and broad-based fulfillment and redemption across multiple channels.

The CODM evaluates the performance of each operating segment using revenue and segment Adjusted EBITDA. Expenses include indirect costs that are allocated to operating segments based on a reasonable allocation methodology, which are generally related to sales and marketing activities and general and administrative overhead. Revenue and expenses exclude transactions between the Company's operating segments. The CODM does not evaluate operating segments using asset information.
Adjusted EBITDA ("AEBITDA") is the Company’s reportable segment GAAP measure, which management utilizes as the primary profit measure for its reportable segments and underlying operating segments. AEBITDA is a measure defined as net income (loss) before interest, income taxes, depreciation and amortization, restructuring and related costs (consisting primarily of severance and other restructuring related costs), stock-based compensation expense, and other income and expense items (including special infrequent items, foreign currency gains and losses, and other non-cash items). Expenses include indirect costs that are allocated to operating segments based on a reasonable allocation methodology, which are generally related to sales and marketing activities, general and administrative overhead, and costs associated with administering the playAWARDS myVIP program in the playGAMES applications. Revenue excludes transactions between the Company's operating segments. Certain expenses incurred by playAWARDS have been allocated to playGAMES at cost.

The following tables present the Company’s segment information:

	For the Year Ended December 31,
	2023	2022	2021
Net revenue
playGAMES	$306,714	$284,476	$287,419
playAWARDS	4,172	5,833	—
Reportable segment net revenue	310,886	290,309	287,419
Corporate and other	—	—	—
Net revenue	$310,886	$290,309	$287,419

AEBITDA
playGAMES	$88,676	$58,999	$57,865
playAWARDS	(10,379)	(5,189)	(8,990)
Reportable segment AEBITDA	$78,297	$53,810	$48,875

Other operating expense
Corporate and other	$16,005	$15,557	$9,329
Restructuring expenses	8,584	13,020	3,082
Other reconciling items(1)	214	25	7,601
Stock based compensation	18,722	17,727	4,455
Depreciation and amortization	45,259	35,562	27,398
	$(10,487)	$(28,081)	$(2,990)

Non-operating income (expense)
Change in fair value of warrant liabilities	$2,596	$1,047	$13,933
Interest income (expense), net	4,858	1,925	(235)
Other income (expense), net	513	1,491	(229)
	$7,967	$4,463	$13,469

(Loss) income before income taxes	$(2,520)	$(23,618)	$10,479
Income tax (expense) benefit	(16,873)	5,835	258
Net (loss) income	$(19,393)	$(17,783)	$10,737

(1)Includes miscellaneous income and losses on the disposal of assets. Amounts reported during the year ended December 31, 2021 also include a $5.0 million transaction bonus and a $2.5 million charitable contribution per the terms of the Merger Agreement.
NOTE 4—BUSINESS COMBINATIONS
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
As of December 31, 2023, the fair value of the contingent consideration was zero.

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
During the year ended December 31, 2022, the Company reduced the amount of contingent consideration to be paid to zero. As of December 31, 2023 and 2022, the Company has no remaining liability reflected in the financial statements.
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
In connection with the closing of the Acies Merger, Acies filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation (the “Certificate of Incorporation”) and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which Acies was domesticated and continues as a Delaware corporation, changing its name to PLAYSTUDIOS, Inc. As a consequence of filing the Certificate of Incorporation, the Company adopted a dual class structure, comprised of the Company’s Class A common stock, which is entitled to one vote per share, and the Company’s Class B common stock, which is entitled to 20 votes per share. See Note 19—Stockholders’ Equity for further discussion on the dual class structure.
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

NOTE 5—RELATED-PARTY TRANSACTIONS
The following table is a summary of balance sheet assets and liabilities from related parties:

	December 31, 2023	December 31, 2022	Financial Statement Line Item
Marketing Agreement	$1,000	$1,000	Intangibles, net
The Company did not have material revenues recognized from related parties during the years ended December 31, 2023, 2022, and 2021.
In connection with the Acies Merger and in accordance with the Merger Agreement, during the year ended December 31, 2021, the Company paid $2.5 million to PLAYSTUDIOS Impact Fund, formerly myCause Charitable Foundation ("myCause"), a 501(c)(3) foundation established and administered by certain members of management of the Company.
The Company’s remaining expenses recognized from related parties were immaterial during the years ended December 31, 2023, 2022, and 2021.

MGM Resorts International (“MGM”)
MGM is a stockholder and MGM's Chief Commercial Officer also serves on the Company’s Board of Directors. MGM owned approximately 16.6 million shares of the Company's outstanding Class A common stock as of each of December 31, 2023 and December 31, 2022.
Marketing Agreement
In April 2011, the Company entered into a joint marketing agreement with MGM (as amended, the “Marketing Agreement”) in exchange for assistance with marketing campaigns and the exclusive right to utilize MGM’s licensed marks and licensed copyrights for the development of certain of the Company’s social casino games. The initial term was for one year from the go-live date of the first such game in July 2012, with an automatic renewal provision for successive two-year terms based on our games meeting certain performance criteria. If our games do not achieve the specified performance criteria, the term will be automatically renewed for a one-year period and the right to utilize MGM’s licensed marks and copyrights will become non-exclusive. The non-exclusive term will be automatically renewed for successive one-year periods so long as our games meet certain other performance criteria. As consideration for the use of MGM’s intellectual property, the Company issued 19.2 million shares of its common stock representing 10% of its then-outstanding common stock; and in lieu of royalty payments, the Company agreed to pay MGM a profit share of: (i) during the exclusive term, a mid- to high-single digit percentage of cumulative net operating income, as defined in the Marketing Agreement, and (ii) during the non-exclusive term, a low- to mid-single digit percentage of cumulative net operating income. As further described in Note 11—Goodwill, the Marketing Agreement was recorded as an indefinite-lived intangible asset.
On October 30, 2020, the Company and MGM agreed to amend the Marketing Agreement (the “MGM Amendment”), under which the Company and MGM agreed to terminate the profit share provision. In exchange, the Company agreed to remit to MGM a one-time payment of $20.0 million, payable on the earliest to occur of (i) the PIPE Financing, (ii) the date that the Company waives MGM’s commitment to participate in the PIPE Financing, or (iii) two years from the date of the MGM Amendment. In addition, MGM agreed to reinvest in the Company at a minimum amount of $20.0 million by participating in the PIPE Financing or a private placement of equity offering to third party investors for minimum gross proceeds to the Company of $50.0 million. As a result of the termination, the Company is no longer obligated to make profit share payments, but the other rights and obligations under the Marketing Agreement continue in full force and effect. The Company recorded zero, zero, and $0.3 million as profit share expense during the years ended December 31, 2023, 2022, and 2021, respectively.
On June 21, 2021, the Company consummated the Acies Merger and MGM participated in the PIPE Financing. In connection with the PIPE Financing, the Company recorded an equity contribution from MGM as a settlement of the $20.0 million liability. As of December 31, 2021, the $20.0 million liability was settled in full and no amount remained outstanding.

NOTE 6—RECEIVABLES
Receivables consist of the following:

	December 31, 2023	December 31, 2022
Trade receivables	$29,952	$25,020
Other receivables	690	1,996
Allowance for uncollectible amounts	(177)	—
Total receivables, net	$30,465	$27,016
Trade receivables represent amounts due to the Company from social and mobile platform operators, including Apple, Google, Amazon, and Facebook. Trade receivables are recorded when the right to consideration becomes unconditional.

NOTE 7—PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	December 31, 2023	December 31, 2022
Prepaid expenses	$5,291	5,148
Income tax receivable	3,426	1,372
Other current assets	2,812	8,443
Total prepaid expenses and other current assets	$11,529	$14,963
NOTE 8—FAIR VALUE MEASUREMENT
The carrying values of the Company’s cash and cash equivalents, trade receivables, and accounts payable approximate fair value due to their short maturities.
The following tables present the liabilities measured at fair value on a recurring basis, by input level, in the Consolidated Balance Sheet at December 31, 2023 and December 31, 2022:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$635	—	—	$635
Private Warrants	—	451	—	451
Total financial liabilities	$635	$451	$—	$1,086

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$2,153	—	—	$2,153
Private Warrants	—	1,529	—	1,529
Total financial liabilities	$2,153	$1,529	$—	$3,682
The change in fair value of contingent consideration payable was valued using significant unobservable inputs (Level 3). The change was included in "Other income (expense), net" in the Consolidated Statements of Operations and consisted of the following:

Total
Balance as of December 31, 2022	$950
Recorded in connection with business combinations	—
Fair value adjustments based upon post-acquisition performance	(950)
Balance as of December 31, 2023	$—

NOTE 9—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	December 31, 2023	December 31, 2022
Land and land improvements	$1,680	$1,382
Building and building improvements	6,046	3,705
Computer equipment	9,021	9,423
Leasehold improvements	9,811	10,204
Purchased software	2,115	4,471
Furniture and fixtures	4,331	3,553
Construction in progress	460	648
Total property and equipment	33,464	33,386
Less: accumulated depreciation	(15,915)	(15,854)
Total property and equipment, net	$17,549	$17,532
The aggregate depreciation expense for property and equipment, net is reflected in “Depreciation and amortization” in the Consolidated Statements of Operations. During the years ended December 31, 2023, 2022, and 2021, depreciation expense was $5.5 million, $4.7 million, and $2.8 million, respectively. No impairment charges or material write-offs were recorded for the years ended December 31, 2023, 2022, and 2021.
Property and equipment, net by region consists of the following:

	December 31, 2023	December 31, 2022
United States	$13,462	$12,331
Europe, Middle East, and Africa	2,895	3,756
All other regions and countries	1,192	1,445
Total property and equipment, net	$17,549	$17,532

NOTE 10—INTANGIBLE ASSETS AND INTERNAL-USE SOFTWARE, NET
Intangible Assets
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset other than goodwill:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Licenses	$71,908	$(19,457)	$52,451	$21,040	$(7,962)	$13,078
Acquired technology	15,003	(3,831)	11,172	15,003	(830)	14,173
Customer relationships	12,000	(3,000)	9,000	12,000	(600)	11,400
Trade names	2,740	(1,428)	1,312	2,740	(1,278)	1,462
Internal-use software	168,232	(132,375)	35,857	145,798	(109,680)	36,118
Other	145	(4)	141	—	—	—
	270,028	(160,095)	109,933	196,581	(120,350)	76,231
Nonamortizable intangible assets:
Marketing Agreement with a related party	1,000	—	1,000	1,000	—	1,000
Total intangible assets	$271,028	$(160,095)	$110,933	$197,581	$(120,350)	$77,231
The aggregate amortization expenses for amortizable intangible assets are reflected in “Depreciation and amortization” in the Consolidated Statements of Operations. During the years ended December 31, 2023, 2022, and 2021, intangible asset and internal-use software amortization expenses were $39.7 million, $30.9 million, and $24.6 million, respectively.
The Company recorded a $1.1 million non-cash impairment charge within "Restructuring and related" in the Condensed Consolidated Statements of Operations during the year ended December 31, 2023. The Company recorded an $8.4 million non-cash impairment charge within "Restructuring and related" in the Consolidated Statement of Operations during the year ended December 31, 2022. There were no write-offs or impairment charges recorded for the years ended December 31, 2021.
As of December 31, 2023, the estimated annual amortization expenses for the years ending December 31, 2023 through 2028 is as follows:

Year Ending December 31,	Projected Amortization Expense
2024	$38,254
2025	25,753
2026	18,417
2027	12,708
2028	8,548
Thereafter	6,253
Total	$109,933

NOTE 11—GOODWILL
During the fourth quarter of 2023, the Company revised the presentation of its segment information to reflect changes in the way the Company manages and evaluates the business. As a result, beginning in the fourth quarter of 2023, the Company reports operating results based on two reportable segments, playGAMES and playAWARDS. This change also resulted in a change in reporting units to coincide with the new operating segments. Given the change in reporting units, the Company performed a relative fair value calculation to allocate historical goodwill of $47.1 million between the two new reporting units, with all of the goodwill allocated to playGAMES. The Company also performed a qualitative impairment test immediately before and after the change in reporting units and determined that it is not more likely than not that the fair value of the reporting units is less than their carrying amounts, including goodwill. Accordingly, the Company concluded that the goodwill relating to those reporting units was not impaired.
The following table provides the changes in the carrying amount of goodwill allocated to the playGAMES segment for the years ended December 31, 2023 and December 31, 2022:

	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance as of December 31, 2021	$5,059	$—	$5,059
Additions from acquisitions	42,074	—	42,074
Measurement period adjustments	—	—	—
Balance as of December 31, 2022	47,133	—	47,133
Additions from acquisitions	—	—	—
Measurement period adjustments	—	—	—
Balance as of December 31, 2023	$47,133	$—	$47,133
NOTE 12—WARRANT LIABILITIES
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
At December 31, 2023, there were approximately 5.4 million Public Warrants and 3.8 million Private Warrants outstanding. See Note 8—Fair Value Measurement for further information.

NOTE 13—ACCRUED AND OTHER LIABILITIES
Accrued liabilities consist of the following:

	December 31, 2023	December 31, 2022
Accrued payroll and vacation	10,261	9,666
Accrued user acquisition	5,687	4,183
Income taxes payable	1,295	702
Minimum guarantee liability	7,760	1,500
Other licensing agreements(1)	7,400	—
Other accruals	6,393	5,422
Total accrued liabilities	$38,796	$21,473

(1)See Note 18—Commitments and Contingencies for more information.
NOTE 14—LEASES
Our operating leases primarily consist of real estate leases such as offices. Our leases have remaining terms of approximately one year to five years. During the year ended December 31, 2023 and December 31, 2022, operating lease expense was $4.8 million and $4.2 million, respectively. We do not have any finance leases. Our total variable and short-term lease payments were immaterial for all periods presented.

Supplemental balance sheet information related to operating leases are as follows:

December 31, 2023
Operating lease right-of-use assets, net	$9,369
Operating lease liabilities, current	4,236
Operating lease liabilities, noncurrent	5,699
Operating lease liabilities, total	$9,935

Weighted average remaining lease term, years	3.1
Weighted average discount rate	4.5%

Operating lease liability maturities:

Year ending December 31,	Operating Leases
2024	$4,580
2025	2,323
2026	1,994
2027	1,376
2028	382
Thereafter	—
Total undiscounted cash flows	$10,655
Less: imputed interest	$(720)
Lease liabilities, total	$9,935
As of December 31, 2023, we did not have material additional operating leases that have not yet commenced.

NOTE 15—LONG-TERM DEBT
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
The Company capitalized a total of $0.7 million in debt issuance costs related to the Credit Agreement and subsequent amendments. As of December 31, 2023, the Company does not have any balances outstanding under the Credit Agreement.
NOTE 16—REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table summarizes the Company’s revenue disaggregated by type, and by over time or point in time recognition:

	Years Ended December 31,
	2023	2022	2021
Virtual currency (over time)	$247,929	$261,620	$280,087
Advertising (point in time)	58,236	21,839	6,964
Other revenue (point in time)	$4,721	$6,850	$368
Total net revenue	$310,886	$290,309	$287,419

The following table summarizes the Company’s revenue disaggregated by geography:

	Years Ended December 31,
	2023	2022	2021
United States	$265,660	$253,556	$250,252
All other countries	45,226	36,753	37,167
Total net revenue	$310,886	$290,309	$287,419
Contract Balances
Contract assets represent the Company’s ability to bill customers for performance obligations completed under a contract. As of December 31, 2023 and December 31, 2022, there were no contract assets recorded in the Company’s consolidated balance sheets. The deferred revenue balance related to the purchase of virtual currency was immaterial as of December 31, 2023 and December 31, 2022. The opening and closing balance of trade receivables is further described in Note 6—Receivables.
NOTE 17—INCOME TAXES
As of December 31, 2023, unremitted earnings in foreign subsidiaries are indefinitely reinvested. Should these earnings be distributed in the future in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to various jurisdictions. Due to the 2017 Tax Act, there is no U.S. federal tax on cash repatriation from foreign subsidiaries, but it could be subject to foreign withholding tax and U.S. state income taxes.
Income (loss) before income taxes by tax jurisdiction consists of the following for the periods shown below (in thousands):

	Years Ended December 31,
	2023	2022	2021
United States	$(7,749)	$(27,615)	$25,181
Foreign	5,229	3,997	(14,702)
Total income (loss)	$(2,520)	$(23,618)	$10,479

Provision for (benefit from) current and deferred income taxes consists of the following for the periods shown below (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current tax expense:
Federal	$55	$(422)	$959
State	559	(314)	731
Foreign	3,861	2,632	396
Total current tax expense	$4,475	$1,896	$2,086

Deferred tax expense:
Federal	$9,234	$(6,818)	$1,443
State	3,643	197	(404)
Foreign	(479)	(1,110)	(3,383)
Total deferred tax expense	$12,398	$(7,731)	$(2,344)

Income tax expense (benefit)	$16,873	$(5,835)	$(258)
The difference between the actual rate and the federal statutory rate is as follows:

	Years Ended December 31,
	2023	2022	2021
Statutory rate	21.0%	21.0%	21.0%
Foreign provision	6.6	—	0.6
State/province income tax	(3.7)	5.8	4.0
Stock compensation	43.6	8.9	(1.6)
Unrecognized tax benefits	11.1	0.9	8.9
Research credit	14.8	3.5	(11.0)
Return to provision	(15.3)	0.8	1.5
Other foreign branch impacts	(16.7)	(10.2)	(4.6)
Valuation allowance	(643.4)	(3.6)	3.2
Foreign-derived intangible income deduction (FDII)	1.2	0.3	—
Global intangible low taxed income (GILTI)	(2.8)	(0.5)	—
Non-deductible expenses-other	(30.7)	(2.3)	3.4
Foreign branch income	(43.6)	(3.5)	1.3
Foreign tax deduction	23.8	2.4	—
Fair value adjustment on warrants	25.2	0.9	(27.9)
Foreign tax settlement	(60.6)	—	—
Other	(0.2)	0.2	(1.3)
Effective tax rate	(669.7)%	24.6%	(2.5)%

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$5,770	$8,704
Tax credit carryforwards	1,953	3,213
Accrued liabilities	955	1,308
Stock compensation	5,826	4,712
Charitable contribution	509	651
Intangibles	852	—
Property and equipment	5,288	—
Operating lease liabilities	2,425	4,672
Total gross deferred tax assets	$23,578	$23,260
Less: Valuation allowance	(18,300)	(2,191)
Total deferred tax assets	$5,278	$21,069
Deferred tax liabilities:
Intangibles	—	373
Property and equipment	—	748
Prepaid expenses	1,159	1,031
Operating lease assets	2,282	4,491
Other	271	457
Total deferred tax liabilities	$3,712	$7,100
Deferred tax assets (liability), net	$1,566	$13,969
The Company had approximately $19.3 million of accumulated federal net operating loss as of December 31, 2023, which may be carried forward indefinitely to offset taxable income. The Company did not have a material federal research credit carryforward as of December 31, 2023. The federal research credits are limited to a 20-year carryforward period and will expire starting in 2043. The Company also had a charitable contribution carryforward of approximately $2.1 million as of December 31, 2023. The charitable contribution is limited to a 5-year carryforward period and will expire in 2026.
The Company had tax effected state net operating loss carryforwards of approximately $1.7 million as of December 31, 2023, of which $0.5 million will carryforward indefinitely and $1.2 million will begin to expire between 2036 and 2043. The Company had $3.6 million of California research credit carryforwards as of December 31, 2023, which may be carried forward indefinitely. The Company also had $0.6 million of Texas research credit carryforwards as of December 31, 2023, which may be carried forward for 20 years and will expire starting in 2038.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss the Company expects to enter within the next three months. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2023, a valuation allowance of $18.3 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of period	$533	$637	$—
Increases for tax positions of prior years	75	313	609
Increases for tax positions of current year	—	—	148
Decreases for tax positions of prior years	—	—	—
Settlements	—	(183)	(120)
Decreases for lapses in statute of limitations	(261)	$(234)	$—
Balance at end of period	$347	$533	$637
The Company has analyzed filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns and for all open tax years. As of December 31, 2023, the Company recorded approximately $0.3 million of unrecognized tax benefits, all of which would impact the effective tax rate, if recognized. The Company does not anticipate that its unrecognized tax benefits will materially change within the next 12 months. The Company’s policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax expense. As of December 31, 2023, income tax expense includes an accrual of $0.1 million for the payment of interest and penalties associated with unrecognized tax benefits.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, the Company is subject to examination for both U.S. federal and state tax returns for the years 2020 to present. In late 2019, the Company was notified by the Israel Tax Authority that the Company’s Israel tax returns for the tax years ended December 31, 2016 through 2018 were under examination. In 2023, the company settled this examination with the Israel Tax Authority closing tax years 2016 through 2021. Therefore, only tax years starting from 2022 remain open to examination under the statute of limitations by the Israel Tax Authority for Israel. The tax years starting from 2020 remain open to examination by the Hong Kong Inland Revenue Department for Asia. For the remaining jurisdictions, the Company is subject to examination by tax authorities from the date the Company started operations in the respective foreign jurisdiction to present.
NOTE 18—COMMITMENTS AND CONTINGENCIES
Minimum Guarantee Liability
The following are the Company’s total minimum guaranteed obligations:

	Years Ended December 31,
	2023	2022
Minimum guarantee liability-current	$7,760	$1,500
Minimum guarantee liability-noncurrent	24,000	1,500
Total minimum guarantee obligations	$31,760	$3,000
Weighted-average remaining term (in years)	2.6	2.0

The following are the Company’s remaining expected future payments of minimum guarantee obligations as of December 31, 2023:

Year Ending December 31,	Minimum Guarantee Obligations
2024	$7,760
2025	6,000
2026	6,000
2027	6,000
2028	6,000
Total	$31,760
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
Certain conditions of the Contingent Payments have been satisfied as of December 31, 2023. The Company's best estimate of $17.0 million of the Contingent Payments is an expected payment of $7.4 million. The Company recorded an increase in "Intangible assets and internal-use software, net" within the Consolidated Balance Sheets related to the partial settlement of Contingent Payments.
As of December 31, 2023, the Company advanced $8.0 million of the Contingent Payments (the "Advance Payment"). $6.1 million of the Advance Payment was considered earned as of December 31, 2023, which is included within "Other current assets" within the Consolidated Balance Sheets.
The remaining amount of Contingent Payments as of December 31, 2023 was approximately $10.9 million, of which $1.9 million was considered the unearned portion of the Advance Payment.
Legal Proceedings
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
We are a party to a pending litigation matter brought by TeamSava d.o.o. Beograd, or TeamSava, and other related parties. The plaintiffs filed a Statement of Claim in May 2021 in Tel Aviv District Court in Israel, alleging claims, among other things, that we breached the terms of a commercial contract relating to services provided by TeamSava and related parties in connection with the sourcing and administrative management of personnel in Serbia who provided game development services exclusively for us. The pending litigation seeks damages of 27.3 million New Israeli Shekels (NIS) (or approximately $7.5 million based on prevailing exchange rates as of December 31, 2023). On November 30, 2023, we entered into a settlement agreement to resolve and settle all claims brought by the plaintiffs against the Company, its Israeli subsidiary and its employees and former employees, and all claims brought by the Company's affiliates against the plaintiffs. The settlement is contingent upon the confirmation by the respective courts in Israel and Serbia that all related lawsuits have been dismissed. The Company expects to finalize the settlement before June 30, 2024, but cannot make any assurances that it will be completed by the date, or that one or more of the parties withdraw from the settlement.
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
On March 8, 2023, Angel Deann Pilati, a purported adult resident citizen of Franklin County, Alabama, filed a civil lawsuit against PLAYSTUDIOS US, LLC in the Circuit Court of Franklin County Alabama, alleging that PLAYSTUDIOS US, LLC makes available online games and applications across multiple platforms that are games of chance and thus illegal gambling under Alabama law and seeking to recover, under Alabama’s loss recovery act, all sums paid by Alabama residents to PLAYSTUDIOS US, LLC in its online gambling games during the period beginning one year before the filing of the complaint until the case is resolved. On August 23, 2023, the plaintiff amended the complaint to exclude recovery for Alabama residents who lost $75,000 or more during the statute of limitations period. The plaintiff claims to seek this recovery "to go to the benefit of the families" of players who paid money to play the games. The Company believes the claims are without merit and intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of this litigation. The Company is not able to reasonably estimate the probability or amount of loss relating to this litigation and therefore has not made any accruals.
On November 13, 2023, Sandra Tucker Duckworth, a purported citizen of Tennessee, filed a civil lawsuit against PLAYSTUDIOS US, LLC in the Circuit Court for the 14th Judicial District of Tennessee alleging that PLAYSTUDIOS US, LLC makes available online games of chance that constitute illegal gambling under Tennessee law and seeking to recover, under Tennessee's loss recovery act, all sums paid by Tennessee residents to PLAYSTUDIOS US, LLC in its online gambling games during the period beginning one year before the filing of the lawsuit until the case is resolved, excluding recovery of money lost by a Tennessee resident who lost $75,000 or more during the statute of limitations period. The plaintiff claims to seek this recovery for the benefit of each individual player's spouse, or if not spouse, child or children, and if not child or children, the next of kin. The Company believes the claims are without merit and intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of this litigation. The Company is not able to reasonably estimate the probability or amount of loss relating to this litigation and therefore has not made any accruals.
On February 20, 2024, Tyler Kuhk, a purported citizen of Washington, filed a class action lawsuit against PLAYSTUDIOS US, LLC in the Superior Court of the State of Washington for the County of King, alleging that PLAYSTUDIOS US, LLC makes available online games of chance that constitute illegal gambling under Washington law, that PLAYSTUDIOS US, LLC engaged in unfair and deceptive practices by advertising to and soliciting the general public in Washington state to play its unlawful online casino games of chance, and that PLAYSTUDIOS US, LLC was unjustly enriched by this conduct. The plaintiff seeks to recover all sums paid by Washington residents to PLAYSTUDIOS US, LLC in its online gambling games during an unspecified period of time under Washington’s “Recovery of money lost gambling” statute, for treble damages under Washington’s Consumer Protection Act, and for disgorgement and restitution of any money

PLAYSTUDIOS US, LLC has retained through unlawful and/or wrongful conduct alleged in the lawsuit. The Company believes the claims are without merit and intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of this litigation. The Company is not able to reasonably estimate the probability or amount of loss relating to this litigation and therefore has not made any accruals.
The Company received four demands for arbitration during 2023 claiming that the games operated by PLAYSTUDIOS US, LLC constitute illegal gambling under the laws of various states. These demands generally attempt to recover amounts spent by third parties on the Company’s games by relying on state gambling loss recovery statutes and/or by seeking to have the applicable Terms of Service declared invalid. The Company believes that the claims are without merit and the Company intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of this litigation. The Company is not able to reasonably estimate the probability or amount of loss and therefore has not made any accruals.
NOTE 19—STOCKHOLDERS’ EQUITY
The Consolidated Statements of Stockholders’ Equity reflect the reverse recapitalization as discussed in Note 4—Business Combinations as of June 21, 2021. As Old PLAYSTUDIOS was deemed the accounting acquirer in the reverse recapitalization with Acies, all periods prior to the consummation date reflect the balances and activity of Old PLAYSTUDIOS. The consolidated balances and the audited consolidated financial statements of Old PLAYSTUDIOS, as of December 31, 2020, and the share activity and per share amounts in these Consolidated Statements of Stockholders' Equity were retroactively adjusted, where applicable, using the recapitalization exchange ratio of 0.233 for Old PLAYSTUDIOS common stock. Old PLAYSTUDIOS Series A Preferred Stock, Old PLAYSTUDIOS Series B Preferred Stock, Old PLAYSTUDIOS Series C-1 Preferred Stock, and Old PLAYSTUDIOS Series C Preferred Stock were deemed converted into shares of Old PLAYSTUDIOS common stock at a share conversion factor of 1.0 as a result of the reverse recapitalization. Old PLAYSTUDIOS warrants to purchase preferred stock were deemed exercised and the underlying shares converted based on the respective preferred stock conversion ratio. See Note 4—Business Combinations for further discussion.
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
The shares of Class B common stock are subject to a “sunset” provision that would be triggered if any member of the Founder Group transfers shares of Class B common stock outside the Founder Group (except for certain permitted transfers). In the event of such non-permitted transfers, any share transferred will automatically convert into shares of Class A common stock. In addition, the outstanding shares of Class B common stock will be subject to a “sunset” provision by which all outstanding shares of Class B common stock will automatically convert into shares of Class A common stock (i) if holders representing a majority of the Class B common stock vote to convert the Class B common stock into Class A common stock, (ii) if the Founder Group and its permitted transferees collectively no longer beneficially own at least 20% of the number of shares of Class B common stock collectively held by the Founder Group as of the closing of the Acies Merger, or (iii) on the nine-month anniversary of the Founder’s death or disability, unless such date is extended by a majority of independent directors of the Company.

Accumulated Other Comprehensive (Loss) Income
The following tables show a summary of changes in accumulated other comprehensive (loss) income:

	Foreign Currency Derivative Contracts	Currency Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2022	$—	$(151)	$(151)
Net gains recognized in other comprehensive income before reclassifications	286	—	286
Foreign currency translation	—	(11)	(11)
Balance as of December 31, 2023	$286	$(162)	$124

	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2021	$393	$393
Foreign currency translation	(544)	(544)
Balance as of December 31, 2022	$(151)	$(151)
Foreign Currency Derivative Contracts
At December 31, 2023, the Company had outstanding foreign currency derivative contracts to purchase certain foreign currencies at future dates. The amount of future operating expenses the Company had hedged was approximately $2.5 million, and all contracts are expected to mature during the upcoming 12 months. The aggregate fair value of the Company’s derivative contracts was a net asset of $0.3 million as of December 31, 2023 and was recorded in "Prepaid expenses and other current assets" in the accompanying Consolidated Balance Sheets. The Company did not have any derivative contracts as of December 31, 2022. Subsequent to December 31, 2023, the Company entered into additional foreign currency derivative contracts of $30.4 million related to hedged future operating expenses.
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
As of December 31, 2023, the Company has acquired 4.7 million shares of its Class A common stock under this program at an aggregate value of $20.0 million and an average of $4.23 per share. Repurchased shares were held in treasury. The remaining availability under the stock repurchase program was $50.0 million as of December 31, 2023.

NOTE 20—STOCK-BASED COMPENSATION
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

The 2021 Plan became effective immediately upon the closing of the Acies Merger and replaced the 2011 Plan. No additional awards will be available for future issuance under the 2011 Plan.
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
As of December 31, 2023, a total of 30.8 million shares of the Company’s Class A common stock had been allocated to awards granted under the 2021 Plan and 13.9 million of those shares remained available for future grants.
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
The following table summarizes stock-based compensation expense that the Company recorded in (loss) income from operations for the periods shown:

	Years Ended December 31,
	2023	2022	2021
Selling and marketing	$621	$813	$72
General and administrative	9,236	8,547	1,704
Research and development	8,865	8,367	2,679
Stock-based compensation expense	$18,722	$17,727	$4,455
Capitalized stock-based compensation	$1,800	$2,530	$657
Stock Options
All of the options granted under the 2011 Plan have time-based vesting periods vesting over a period of three to four years and a maximum term of 10 years from the grant date.
The following is a summary of stock option activity for time-based options for the year ended December 31, 2023 (in thousands, except weighted-average exercise price and remaining term):

	No. of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2022	9,222	$1.11
Granted	—	—
Exercised	(3,672)	0.85
Forfeited	(79)	1.89
Expired	(76)	1.63
Outstanding - December 31, 2023	5,395	1.27	4.1	$8,339
Unvested - December 31, 2023	107	2.67	6.7	136
Exercisable - December 31, 2023	5,288	1.25	4.0	8,203
As of December 31, 2023, there were 5.4 million options outstanding, of which 3.5 million options are issuable into Class A common stock and 1.9 million options are issuable into Class B common stock. As of December 31, 2023, there was approximately $0.4 million of total unrecognized compensation expense related to stock options to employees. As of December 31, 2023, this cost is expected to be recognized over a remaining average period of 0.7 years. The total intrinsic value of stock options exercised under the provisions of the 2011 Plan during the years ended December 31, 2023, 2022, and 2021, was $12.3 million, $20.0 million, and $17.6 million, respectively.
Restricted Stock Units ("RSUs")
RSUs are typically granted using a three or four year vesting schedule, either vesting pro rata annually or a cliff vest over the requisite service period, subject to continued employment. Except as provided in an award agreement between the Company and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested awards as of the date of termination will be forfeited. RSUs settle for outstanding shares of the Company’s Class A common stock upon vesting, net of shares withheld for taxes.
The following is a summary of RSU activity for the year ended December 31, 2023 (in thousands, except weighted-average grant date fair value):

	No. of RSUs	Weighted-Average Grant Date Fair Value	Total Fair Value of Shares Vested
Outstanding - December 31, 2022	11,521	$4.28
Granted	4,704	3.87
Vested	(3,239)	4.26	$13,788
Forfeited	(1,284)	4.12
Outstanding - December 31, 2023	11,702	$4.15
As of December 31, 2023, there was approximately $34.7 million of total unrecognized compensation expense related to RSUs granted to employees and other service providers and this cost is expected to be recognized over a remaining average period of 2.5 years. The total intrinsic value of RSUs vested during the years ended December 31, 2023, 2022, and 2021, was $12.4 million, $9.0 million, and $0.0 million, respectively.

NOTE 21—NET (LOSS) INCOME PER SHARE
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
The following table sets forth the computation of basic and diluted net (loss) income attributable to Class A and Class B common stockholders per share (in thousands except per share data):

	Years Ended December 31,
	2023		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator
Net (loss) income attributable to common stockholders – basic	$(16,992)	$(2,401)	$(15,535)	$(2,248)	$9,182	$1,555
Potential dilutive effect of derivative instruments	—	—	—	—	4	(4)
Net (loss) income attributable to common stockholders – diluted	$(16,992)	$(2,401)	$(15,535)	$(2,248)	$9,186	$1,551
Denominator
Weighted average shares of common stock outstanding - basic	116,520	16,458	112,133	16,220	95,588	16,130
Potential dilutive effect of stock options	—	—	—	—	11,229	1,951
Potential dilutive effect of restricted stock units	—	—	—	—	—	—
Weighted average shares of common stock outstanding - dilutive	116,520	16,458	112,133	16,220	106,817	18,081
Net (loss) income attributable to common stockholders per share
Basic	$(0.15)	$(0.15)	$(0.14)	$(0.14)	$0.10	$0.10
Diluted	$(0.15)	$(0.15)	$(0.14)	$(0.14)	$0.09	$0.09

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
The following equity awards outstanding at the end of each period presented have been excluded from the computation of diluted net (loss) income per share of common stock for the periods presented due to their anti-dilutive effect:

	December 31, 2023	December 31, 2022	December 31, 2021
Stock options	5,394	9,222	—
Restricted stock units	11,702	11,521	—
Public Warrants	5,383	5,383	7,175
Private Warrants	3,822	3,822	3,821
Earnout Shares	15,000	15,000	15,000
	41,301	44,948	25,996

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in and pursuant to the requirements of the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.
An attestation of the Company’s internal control over financial reporting by our independent registered public accounting firm is not included as we are an Emerging Growth Company and are exempt from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    OTHER INFORMATION
Trading Plans
During the quarter ended December 31, 2023, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement") and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be included in our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in our 2024 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Financial Statements
The information concerning our financial statements and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, titled “Financial Statements and Supplementary Data.”

Schedule II - Valuation and Qualifying Accounts

PLAYSTUDIOS, INC.
Schedule II - Valuation and Qualifying Accounts
(in thousands)

Tax-related valuation allowance	Balance at beginning of period	Additions	Deductions	Balance at end of period
Year ended December 31, 2023	$2,191	$16,109	$—	$18,300
Year ended December 31, 2022	$1,334	$2,191	$(1,334)	$2,191
Year ended December 31, 2021	$1,002	$332	$—	$1,334

Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
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

4.3
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K filed March 10, 2023).

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

10.23
Amendment No. 3 to Credit Agreement among PLAYSTUDIOS, Inc., PLAYSTUDIOS US, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders party thereto, dated August 16, 2023 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 18, 2023).

10.24*^	Form of Performance Stock Unit Award Agreement under 2021 Equity Incentive Plan.
16.1	Letter from Marcum LLP to the Securities and Exchange Commission dated June 25, 2021 (incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed June 25, 2021).
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
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

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*^	PLAYSTUDIOS, Inc. Mandatory Recoupment Policy, adopted November 1, 2023 (effective as of October 2, 2023).
101.INS**	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
^	Indicates management contract or compensatory plan

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, the State of Nevada on the 12th day of March, 2024.

PLAYSTUDIOS, Inc.
Date:	March 12, 2024	By:	/s/ Andrew Pascal
		Name:	Andrew Pascal
		Title:	Chairman and Chief Executive Officer
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

SIGNATURE	TITLE	DATE

/s/ Andrew Pascal	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	March 12, 2024
Andrew Pascal

/s/ Scott Peterson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2024
Scott Peterson

/s/ James Murren	Director	March 12, 2024
James Murren

/s/ Judy K. Mencher	Director	March 12, 2024
Judy K. Mencher

/s/ Jason Krikorian	Director	March 12, 2024
Jason Krikorian

/s/ Joe Horowitz	Director	March 12, 2024
Joe Horowitz

/s/ Steven J. Zanella	Director	March 12, 2024
Steven J. Zanella