Form 10-Q
period 2024-03-31
PLAYSTUDIOS, Inc.
filed 2024-05-07
CIK 1823878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 30, 2024, there were 118,346,301 shares of Class A common stock, $0.0001 par value per share, and 16,457,769 shares of Class B common stock, $0.0001 par value per share, outstanding.

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
•factors relating to our business, operations, financial performance, and our subsidiaries, including:
◦changes in the competitive and regulated industries in which we operate, variations in operating performance across competitors, and changes in laws and regulations affecting our business,
◦our ability to implement business plans, forecasts, and other expectations, and identify and realize additional opportunities, and
◦general economic conditions and their impact on levels of spending by players, our awards partners, and our advertisers, including risks of inflation and recession and other macroeconomic conditions;
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
•our ability to identify, close, and integrate acquisitions to contribute to our growth objectives;
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

PART I.    Financial Information
Item 1.        Financial Statements
PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value amounts)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$126,980	$132,889
Receivables	31,944	30,465
Prepaid expenses and other current assets	10,730	11,529
Total current assets	169,654	174,883
Property and equipment, net	17,905	17,549
Operating lease right-of-use assets	8,461	9,369
Intangibles assets and internal-use software, net	108,386	110,933
Goodwill	47,133	47,133
Deferred income taxes	2,711	2,764
Other long-term assets	3,224	3,690
Total non-current assets	187,820	191,438
Total assets	$357,474	$366,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	3,817	1,907
Warrant liabilities	1,151	1,086
Operating lease liabilities, current	3,461	4,236
Accrued and other current liabilities	29,029	38,796
Total current liabilities	37,458	46,025
Minimum guarantee liability	24,000	24,000
Deferred income taxes	1,001	1,198
Operating lease liabilities, non-current	5,532	5,699
Other long-term liabilities	1,061	1,048
Total non-current liabilities	31,594	31,945
Total liabilities	$69,052	$77,970
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value (100,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023)	—	—
Class A common stock, $0.0001 par value (2,000,000 shares authorized, 124,551 and 122,923 shares issued, and 118,705 and 118,200 shares outstanding as of March 31, 2024 and December 31, 2023, respectively)	12	12
Class B common stock, $0.0001 par value (25,000 shares authorized, 16,457 and 16,457 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively).	2	2
Additional paid-in capital	315,526	310,944
Retained earnings	(3,204)	(2,637)
Accumulated other comprehensive (loss) income	(984)	124
Treasury stock, at cost, 5,845 and 4,723 shares at March 31, 2024 and December 31, 2023, respectively	(22,930)	(20,094)
Total stockholders’ equity	288,422	288,351
Total liabilities and stockholders’ equity	$357,474	$366,321
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Net revenue	$77,828	$80,123
Operating expenses:
Cost of revenue(1)	18,951	19,527
Selling and marketing	18,576	18,066
Research and development	18,021	17,755
General and administrative	11,779	11,901
Depreciation and amortization	11,566	11,033
Restructuring and related	638	4,048
Total operating costs and expenses	79,531	82,330
Loss from operations	(1,703)	(2,207)
Other income (expense), net:
Change in fair value of warrant liabilities	(64)	(1,058)
Interest income, net	1,420	895
Other (loss) income, net	(106)	60
Total other income (loss), net	1,250	(103)
Loss before income taxes	(453)	(2,310)
Income tax expense	(114)	(260)
Net loss	$(567)	$(2,570)

Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.00)	$(0.02)
Diluted	$(0.00)	$(0.02)
Weighted average shares of common stock outstanding:
Basic	135,575	132,131
Diluted	135,575	132,131

(1)Amounts exclude depreciation and amortization.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(567)	$(2,570)
Other comprehensive (loss) income:
Change in foreign currency translation adjustment(1)	(441)	57
Unrealized loss from derivative financial instruments(1)	(499)	—
Reclassification of unrealized loss from settlement of derivative financial instruments included in net loss(1)	(168)	—
Total other comprehensive (loss) income	(1,108)	57
Comprehensive loss	$(1,675)	$(2,513)

(1)These amounts are presented gross of the effect of income taxes. The corresponding effects of income taxes are immaterial.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Retained Earnings	Treasury Stock
Balance as of December 31, 2022	115,635	$11	16,457	$2	$290,337	$(151)	$16,756	$(4,642)	$302,313
Net loss	—	—	—	—	—	—	(2,570)	—	(2,570)
Exercise of stock options	1,585	—	—	—	1,916	—	—	—	1,916
Restricted stock vesting, net of shares withheld	481	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,409	—	—	—	5,409
Repurchase of common stock	(1,254)	—	—	—	—	—	—	(5,406)	(5,406)
Other comprehensive income	—	—	—	—	—	57	—	—	57
Balance as of March 31, 2023	116,447	$11	16,457	$2	$297,662	$(94)	$14,186	$(10,048)	$301,719

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Retained Earnings	Treasury Stock
Balance as of December 31, 2023	118,200	$12	16,457	$2	$310,944	$124	$(2,637)	(20,094)	288,351
Net loss	—	—	—	—	—	—	(567)	—	(567)
Exercise of stock options	77	—	—	—	77	—	—	—	77
Restricted stock vesting, net of shares withheld	1,551	—	—	—	(686)	—	—	—	(686)
Stock-based compensation	—	—	—	—	5,191	—	—	—	5,191
Repurchase of common stock	(1,123)	—	—	—	—	—	—	(2,836)	(2,836)
Other comprehensive loss	—	—	—	—	—	(1,108)	—	—	(1,108)
Balance as of March 31, 2024	118,705	$12	16,457	$2	$315,526	$(984)	$(3,204)	(22,930)	$288,422
The accompanying notes are an integral part of these condensed consolidated financial statements

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(567)	$(2,570)
Adjustments:
Depreciation and amortization	11,566	11,033
Amortization of loan costs	38	38
Stock-based compensation expense	4,794	4,853
Change in fair value of warrant liabilities	64	1,058
Change in fair value of contingent consideration	—	53
Deferred income tax expense	(134)	(2,228)
Other	114	(179)
Changes in operating assets and liabilities
Receivables	(1,595)	(6,861)
Prepaid expenses and other current assets	(1,081)	201
Income tax receivable	(425)	2,128
Accounts payable & accrued liabilities	(7,865)	(3,492)
Other	89	469
Net cash provided by operating activities	4,998	4,503
Cash flows from investing activities:
Purchase of property and equipment	(1,443)	(1,849)
Additions to internal-use software	(5,105)	(5,937)
Other	26	168
Net cash used in investing activities	(6,522)	(7,618)
Cash flows from financing activities:
Proceeds from stock option exercises	77	1,916
Payments for tax withholding of stock-based compensation	(685)	—
Payment of minimum guarantee liabilities	(819)	—
Repurchases of treasury stock	(2,836)	(5,406)
Net cash used in financing activities	(4,263)	(3,490)
Foreign currency translation	(122)	89
Net change in cash and cash equivalents	(5,909)	(6,516)
Cash and cash equivalents at beginning of period	132,889	134,000
Cash and cash equivalents at end of period	$126,980	$127,484

Supplemental cash flow disclosures:
Interest paid	$41	$41
Income taxes paid, net of refunds	659	414
Non-cash investing and financing activities:
Capitalization of stock-based compensation	$397	$556
Additions to intangible assets related to licensing agreements	2,370	4,617
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands, unless otherwise noted)
NOTE 1—BACKGROUND AND BASIS OF PRESENTATION
Organization and Description of Business
On June 21, 2021 (the “Closing Date”), Acies Acquisition Corp., a Cayman Islands exempted company (prior to the Closing Date, “Acies”), consummated the previously announced business combination (“Acies Merger”) with PlayStudios, Inc., a Delaware corporation (“Old PLAYSTUDIOS”) pursuant to the Agreement and Plan of Merger, dated as of February 1, 2021 (the “Merger Agreement”), by and among Acies, Old PLAYSTUDIOS, Catalyst Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Acies, and Catalyst Merger Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Acies.
PLAYSTUDIOS, Inc., formerly known as Acies Acquisition Corp. (the "Company” or "PLAYSTUDIOS"), was incorporated on August 14, 2020 as a Cayman Islands exempted company, and domesticated into a Delaware corporation on the Closing Date. The Company's legal name became PLAYSTUDIOS, Inc. following the closing of the Acies Merger.
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
The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2023 have been applied consistently in these unaudited interim condensed consolidated financial statements. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position as of March 31, 2024, and its results of operations for the three months ended March 31, 2024, and 2023, and cash flows for the three months ended March 31, 2024, and 2023. The Condensed Consolidated Balance Sheet as of December 31, 2023 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Company made certain reclassifications to the comparative balances in the condensed consolidated financial statements to conform with current year presentation.
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
Emerging Growth Company
At March 31, 2024, the Company qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company has

taken and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
For a discussion of our significant accounting policies and estimates, please refer to our 2023 Annual Report on Form 10-K filed on March 12, 2024.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
NOTE 3—SEGMENT REPORTING
The Company has aggregated its operating segments into the following reportable segments: playGAMES and playAWARDS, which represent our different products and services. A detailed discussion regarding the products and services from which each reportable segment derives its revenue is included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
Expenses include indirect costs that are allocated to operating segments based on a reasonable allocation methodology, which are generally related to sales and marketing activities, general and administrative overhead, and costs associated with administering the playAWARDS myVIP program in the playGAMES applications. Revenue excludes transactions between the Company's operating segments. Certain expenses incurred by playAWARDS have been allocated to playGAMES at cost. The chief operating decision maker does not evaluate operating segments using asset information.
The following table presents the Company’s segment information:

	Three months ended March 31,
	2024	2023
Net revenue
playGAMES	77,828	77,623
playAWARDS	—	2,500
Reportable segment net revenue	77,828	80,123

AEBITDA
playGAMES	23,451	22,592
playAWARDS	(3,622)	(631)
Reportable segment AEBITDA	19,829	21,961

Other operating expense
Corporate and other	4,515	4,196
Restructuring expenses	638	4,048
Other reconciling items	19	38
Stock-based compensation	4,794	4,853
Depreciation and amortization	11,566	11,033
	21,532	24,168

Non-operating income (expense)
Change in fair value of warrant liabilities	(64)	(1,058)
Interest income, net	1,420	895
Other (expense) income, net	(106)	60
	1,250	(103)

Loss before income taxes	(453)	(2,310)
Income tax expense	(114)	(260)
Net loss	$(567)	$(2,570)
NOTE 4—RELATED-PARTY TRANSACTIONS
The following table is a summary of balance sheet assets and liabilities from related parties:

	March 31, 2024	December 31, 2023	Financial Statement Line Item
Marketing Agreement	$1,000	$1,000	Intangibles, net
The Company’s revenues and expenses recognized from related parties were immaterial during the three months ended March 31, 2024 and 2023.

MGM Resorts International (“MGM”)
MGM is a stockholder and the President of MGM Resorts Operations also serves on the Company’s Board of Directors. MGM owned approximately 16.6 million and 16.6 million shares of the Company's outstanding Class A common stock as of March 31, 2024 and December 31, 2023, respectively.
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
NOTE 5—RECEIVABLES
Receivables consist of the following:

	March 31, 2024	December 31, 2023
Trade receivables	$31,547	$29,952
Other receivables	563	690
Allowance for uncollectible amounts	(166)	(177)
Total receivables, net	$31,944	$30,465
Trade receivables generally represent amounts due to the Company from social and mobile platform operators, including Apple, Google, Amazon and Facebook. Trade receivables are recorded when the right to consideration becomes unconditional.
Concentration of Credit Risk
The following table summarizes the major receivables of the Company as a percentage of the total receivables, net as of the dates indicated:

	March 31, 2024	December 31, 2023
Apple, Inc.	45.2%	45.6%
Google, Inc.	20.7%	20.8%
As of March 31, 2024 and December 31, 2023, the Company did not have any additional counterparties that exceeded 10% of the Company’s net accounts receivable.
NOTE 6—PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	March 31, 2024	December 31, 2023
Prepaid expenses	$5,786	5,291
Income tax receivable	3,663	3,426
Other current assets	1,281	2,812
Total prepaid expenses other current assets	$10,730	$11,529
NOTE 7—FAIR VALUE MEASUREMENT
The carrying values of the Company’s cash and cash equivalents, trade receivables and accounts payable approximate fair value due to their short maturities.
The following tables present the liabilities measured at fair value on a recurring basis, by input level, in the Consolidated Balance Sheets at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$673	—	—	673
Private Warrants	—	478	—	478
Derivative financial instruments	382	—	—	382
Total financial liabilities	$1,055	$478	$—	$1,533

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$635	—	—	635
Private Warrants	—	451	—	451
Total financial liabilities	$635	$451	$—	$1,086

NOTE 8—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	March 31, 2024	December 31, 2023
Land and land improvements	$1,680	1,680
Building and building improvements	5,843	6,046
Computer equipment	9,070	9,021
Leasehold improvements	9,703	9,811
Purchased software	1,755	2,115
Furniture and fixtures	4,338	4,331
Construction in progress	2,045	460
Total property and equipment	34,434	33,464
Less: accumulated depreciation	(16,529)	(15,915)
Total property and equipment, net	$17,905	$17,549
The aggregate depreciation expense for property and equipment, net is reflected in “Depreciation and amortization” in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2024 and 2023, depreciation expense was $1.1 million and $1.5 million, respectively. No impairment charges or material write-offs were recorded for the three months ended March 31, 2024 and 2023.
Property and equipment, net by region consists of the following:

	March 31, 2024	December 31, 2023
United States	$12,588	$13,462
Europe, Middle East, and Africa	4,048	2,895
All other countries	1,269	1,192
Total property and equipment, net	$17,905	$17,549

NOTE 9—INTANGIBLE ASSETS AND INTERNAL-USE SOFTWARE, NET
Intangible Assets
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset other than goodwill:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Licenses	$74,279	$(22,818)	$51,461	$71,908	$(19,457)	$52,451
Acquired technology	15,003	(4,581)	10,422	15,003	(3,831)	11,172
Customer relationships	12,000	(3,600)	8,400	12,000	(3,000)	9,000
Trade names	2,740	(1,465)	1,275	2,740	(1,428)	1,312
Internal-use software	173,733	(138,045)	35,688	168,232	(132,375)	35,857
Other	146	(6)	140	145	(4)	141
	277,901	(170,515)	107,386	270,028	(160,095)	109,933
Nonamortizable intangible assets:
Marketing Agreement with a related party	1,000	—	1,000	1,000	—	1,000
Total intangible assets	$278,901	$(170,515)	$108,386	$271,028	$(160,095)	$110,933
During the three months ended March 31, 2024 and 2023, intangible asset and internal-use software amortization were $10.4 million and $9.5 million, respectively. The aggregate amortization expense for amortizable intangible assets and internal-use software is reflected in “Depreciation and amortization” in the Condensed Consolidated Statements of Operations.
There were no impairment charges for intangible assets or internal-use software for the three months ended March 31, 2024 and 2023.
As of March 31, 2024, the estimated annual amortization expense is as follows:

Year Ending December 31,	Projected Amortization Expense
Remaining 2024	$29,446
2025	28,016
2026	20,681
2027	13,726
2028	8,978
Thereafter	6,539
Total	$107,386

NOTE 10—GOODWILL
Goodwill
The following table provides the changes in the carrying amount of goodwill for the three months ended March 31, 2024 and December 31, 2023:

	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance as of December 31, 2023	47,133	—	47,133
Additions from acquisitions	—	—	—
Measurement period adjustments	—	—	—
Balance as of March 31, 2024	$47,133	$—	$47,133
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
At March 31, 2024, there were approximately 5.4 million Public Warrants and 3.8 million Private Warrants outstanding. Refer to Note 7—Fair Value Measurement for further information.
NOTE 12—ACCRUED AND OTHER LIABILITIES
Accrued liabilities consist of the following:

	March 31, 2024	December 31, 2023
Accrued payroll and vacation	10,352	10,261
Accrued user acquisition	4,584	5,687
Income taxes payable	1,107	1,295
Minimum guarantee liability	6,558	7,760
Other licensing agreements	—	7,400
Other accruals	6,428	6,393
Total accrued liabilities	$29,029	$38,796

NOTE 13—LEASES
The Company's operating leases primarily consist of real estate leases such as offices. During the quarter ended March 31, 2024 and 2023, operating lease expense was $1.2 million and $1.3 million, respectively. The Company does not have any finance leases. Total variable and short-term lease payments were immaterial for all periods presented.

Supplemental balance sheet information related to operating leases are as follows:

	March 31, 2024	December 31, 2023
Operating lease right-of-use assets, net	$8,461	$9,369
Operating lease liabilities, current	3,461	4,236
Operating lease liabilities, noncurrent	5,532	5,699
Operating lease liabilities, total	$8,993	$9,935

Weighted average remaining lease term, years	2.9	3.1
Weighted average discount rate	4.7%	4.5%

Operating lease liability maturities:

Year ending December 31,	Operating Leases
Remaining 2024	$3,323
2025	2,429
2026	2,136
2027	1,366
2028	382
Thereafter	—
Total undiscounted cash flows	$9,636
Less: imputed interest	$(643)
Lease liabilities, total	$8,993
As of March 31, 2024, the Company did not have material additional operating leases that have not yet commenced.

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
On August 16, 2023, the Company, a subsidiary of the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, entered into an Amendment No. 3 to Credit Agreement (the “Amendment No. 3”), among other things, exclude from the Restricted Payments covenant certain repurchases of Equity Interests of the Company deemed to occur upon the exercise, settlement or vesting of stock options, warrants or other equity-based awards if and to the extent such Equity Interests represent a portion of the exercise price of, or satisfy any tax withholding obligations with respect to, such options, warrants or other equity-based awards.
The Company capitalized a total of $0.7 million in debt issuance costs related to the Credit Agreement and subsequent amendments. As of March 31, 2024, the Company does not have any balances outstanding under the Credit Agreement.
NOTE 15—REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table summarizes the Company’s revenue disaggregated by type, and by over time or point in time recognition:

	Three Months Ended March 31,
	2024	2023
Virtual currency (over time)	$60,247	$64,385
Advertising (point in time)	17,442	13,085
Other revenue (point in time or over time)	139	2,653
Total net revenue	$77,828	$80,123

The following table summarizes the Company’s revenue disaggregated by geography:

	Three Months Ended March 31,
	2024	2023
United States	$65,364	$69,557
All other countries	12,464	10,566
Total net revenue	$77,828	$80,123
Contract Balances
Contract assets represent the Company’s ability to bill customers for performance obligations completed under a contract. As of March 31, 2024 and December 31, 2023, there were no contract assets recorded in the Company’s Condensed Consolidated Balance Sheets. The deferred revenue balance related to the purchase of virtual currency and other revenue was immaterial as of March 31, 2024 and December 31, 2023. Trade receivables are described in Note 5—Receivables.
NOTE 16—INCOME TAXES
The Company recorded an income tax expense of $0.1 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. Our effective tax rate was (25.2)% for the three months ended March 31, 2024 compared to (11.3)% for the three months ended March 31, 2023. The effective rate of (25.2)% differs from the federal statutory rate of 21% primarily due to nondeductible stock compensation, discrete tax benefits related to the valuation allowance, foreign branch income, and other nondeductible expenses including officer compensation.

NOTE 17—COMMITMENTS AND CONTINGENCIES
Minimum Guarantee Liability
The following are the Company’s total minimum guaranteed obligations as of:

	March 31, 2024	December 31, 2023
Minimum guarantee liability - current	$6,558	$7,760
Minimum guarantee liability - noncurrent	24,000	24,000
Total minimum guarantee obligations	$30,558	$31,760
Weighted-average remaining contractual term (in years)	2.4	2.6
The following are the Company’s remaining expected future payments of minimum guarantee obligations as of March 31, 2024:

Year Ending December 31,	Minimum Guarantee Obligations
Remaining 2024	$6,558
2025	6,000
2026	6,000
2027	6,000
2028	6,000
Total	$30,558
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
As of March 31, 2024, the Company paid $7.4 million of $17.0 million and $8.0 million of $17.0 million of the Contingent Payments due to certain conditions of the Contingent Payments being satisfied. The Company accrued an additional $0.5 million in "Accrued and other current liabilities" within the Condensed Consolidated Balance Sheet due to other conditions of the Contingent Payments being met. The Company recorded an increase in "Intangible assets and internal-use software, net" within the Condensed Consolidated Balance Sheets related to the partial settlement of Contingent Payments.
The remaining amount of Contingent Payments as of March 31, 2024 was approximately $8.5 million.
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
The Company is a party to a pending litigation matter brought by TeamSava d.o.o. Beograd, or TeamSava, and other related parties. The plaintiffs filed a Statement of Claim in May 2021 in Tel Aviv District Court in Israel, alleging claims, among other things, that we breached the terms of a commercial contract relating to services provided by TeamSava and related parties in connection with the sourcing and administrative management of personnel in Serbia who provided game development services exclusively for us. The pending litigation seeks damages of 27.3 million New Israeli Shekels (NIS) (or approximately $7.4 million based on prevailing exchange rates as of March 31, 2024). On November 30, 2023, we entered into a settlement agreement to resolve and settle all claims brought by the plaintiffs against the Company, its Israeli subsidiary and its employees and former employees, and all claims brought by the Company's affiliates against the plaintiffs. The settlement is contingent upon the confirmation by the respective courts in Israel and Serbia that all related lawsuits have been dismissed. The Company expects to finalize the settlement before June 30, 2024, but cannot make any assurances that it will be completed by the date or that none of the parties withdraw from the settlement.
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

The Company received four demands for arbitration during 2023 claiming that the games operated by PLAYSTUDIOS US, LLC constitute illegal gambling under the laws of various states. As of March 31, 2024, three of the demands for arbitration remained active. These demands generally attempt to recover amounts spent by third parties on the Company’s games by relying on state gambling loss recovery statutes and/or by seeking to have the applicable Terms of Service declared invalid. The Company believes that the claims are without merit and the Company intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of this litigation. The Company is not able to reasonably estimate the probability or amount of loss and therefore has not made any accruals.

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
Accumulated Other Comprehensive Loss
The following tables shows a summary of changes in accumulated other comprehensive loss:

	Foreign Currency Derivative Contracts	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023	$286	$(162)	$124
Net losses recognized in other comprehensive income before reclassifications	(667)	—	(667)
Foreign currency translation	—	(441)	(441)
Balance as of March 31, 2024	$(381)	$(603)	$(984)

	Currency Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2022	$(151)	$(151)
Foreign currency translation	57	57
Balance as of March 31, 2023	$(94)	$(94)
Stock Repurchase Program
On November 10, 2021, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $50.0 million of the Company’s Class A common stock over a period of 12 months. On

November 2, 2022, the Company's Board of Directors extended such period for an additional 12 months from November 10, 2022 to November 10, 2023. On November 1, 2023, the Company's Board of Directors extended the stock repurchase program through November 10, 2024 and increased the remaining amount authorized to $50.0 million. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements and other business considerations.
During the three months ended March 31, 2024, the Company acquired 1.1 million shares of Class A common stock under this program at an aggregate value of $2.8 million and an average price of $2.51 per share. As of March 31, 2024, the Company has acquired 5.8 million shares of its Class A common stock under this program at an aggregate value of $22.8 million and an average price of $3.90 per share. Repurchased shares were held in treasury. The remaining availability under the stock repurchase program was $47.2 million as of March 31, 2024.
Subsequent to March 31, 2024, the Company acquired 0.4 million additional shares of its Class A common stock under this program at an aggregate value of $1.2 million and an average price of $2.86 per share. Repurchased shares were held in treasury. The remaining availability under the stock repurchase program was $46.0 million after the subsequent purchases.

NOTE 19—STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense for the periods shown:

	Three Months Ended March 31,
	2024	2023
Selling and marketing	$273	$184
General and administrative	2,555	2,458
Research and development	1,966	2,211
Stock-based compensation expense	$4,794	$4,853
Capitalized stock-based compensation	$397	$556
As of March 31, 2024, there was approximately $0.2 million, $37.4 million, and $0.7 million in unrecognized stock-based compensation expense related to stock options, restricted stock units, and performance stock units that are expected to be recognized over a weighted-average expected vesting period of 0.5 years, 2.5 years, and 0.9 years, respectively. The Company granted 4.2 million restricted stock units during the three months ended March 31, 2024. The Company granted 0.3 million performance stock units during the three months ended March 31, 2024.

NOTE 20—NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss attributable to Class A and Class B common stockholders per share (in thousands except per share data):

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023

	Class A	Class B	Class A	Class B
Numerator
Net loss attributable to common stockholders – basic	$(498)	$(69)	$(2,250)	$(320)
Potential dilutive effect of derivative instruments	—	—	—	—
Net loss attributable to common stockholders – diluted	$(498)	$(69)	$(2,250)	$(320)
Denominator
Weighted average shares of common stock outstanding - basic	119,117	16,458	115,673	16,458
Potential dilutive effect of derivative instruments	—	—	—	—
Weighted average shares of common stock outstanding - diluted	119,117	16,458	115,673	16,458
Net loss attributable to common stockholders per share
Basic	$(0.00)	$(0.00)	$(0.02)	$(0.02)
Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.02)

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
The following equity awards outstanding at the end of each period presented have been excluded from the computation of diluted net loss per share of common stock for the periods presented due to their anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Stock options	5,299	7,617
Restricted stock units	13,843	13,357
Performance stock units	342	—
Public Warrants	5,382	5,382
Private Warrants	3,822	3,822
Earnout Shares	15,000	15,000
	43,688	45,178

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
We generate revenue from the sale of in-game virtual currency, which players can choose to purchase at any time to enhance their playing experience. Once purchased, our virtual currency cannot be withdrawn from the game, transferred from one game to another or from one player to another, or be redeemed for monetary value. Players who install our games receive free virtual currency upon the initial launch of the game, and they may also collect virtual currency free of charge at periodic intervals or through targeted marketing promotions. Players may exhaust the free virtual currency and may choose to purchase additional virtual currency. Additionally, players can send free “gifts” of virtual currency to their friends on Facebook. Our revenue from virtual currency has been generated world-wide, but is largely concentrated in North America.

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
Purchases
Purchases is defined as the total number of rewards purchased for the period identified in which a player exchanges loyalty points for a reward. Purchases are net of refunds. Purchases only include purchases of real-world partner rewards and exclude any PLAYSTUDIOS digital rewards. Purchases are redeemed by the player directly with the rewards partner within the specified terms and conditions of the reward. The Company does not receive any compensation or revenue from Purchases. We use Purchases as a measure of audience interest and engagement with our playAWARDS platform.
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

Results of Operations
Comparison of the three months ended March 31, 2024 versus the three months ended March 31, 2023
The following table summarizes our consolidated results of operations for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net revenue	$77,828	$80,123	$(2,295)	(2.9)%
Operating expenses	79,531	82,330	(2,799)	(3.4)%
Operating loss	(1,703)	(2,207)	504	(22.8)%
Net loss	(567)	(2,570)	2,003	(77.9)%
Net loss margin	(0.7)%	(3.2)%	2.5pp	(78.1)%

pp = percentage points
Net Revenue by Segment

	Three Months Ended March 31,
	2024	2023	Change	% Change
Net revenue
playGAMES	$77,828	$77,623	$205	0.3%
playAWARDS	—	2,500	(2,500)	(100.0)%
Net revenue	$77,828	$80,123	$(2,295)	(2.9)%
Revenue information by geography is summarized as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	Change	% Change
United States	$65,364	$69,557	$(4,193)	(6.0)%
All other countries	12,464	10,566	1,898	18.0%
Net revenue	$77,828	$80,123	$(2,295)	(2.9)%

playGAMES
The following table shows net revenues and key performance indicators for our playGAMES division (in thousands, except percentages and ARPDAU):

	Three Months Ended March 31,
	2024	2023	Change		% Change
Virtual currency	$60,247	$64,385	$(4,138)		(6.4)%
Advertising	17,442	13,085	4,357		33.3%
Other revenue	139	153	(14)		(9.2)%
Net revenue	$77,828	$77,623	$205		0.3%

Average DAU	3,495	3,565	(70)		(2.0)%
Average MAU	14,752	13,082	1,670		12.8%
Average DPU	27	28	(1)		(3.6)%
Average Daily Payer Conversion	0.8%	0.8%	—	pp	—%
ARPDAU (in dollars)	$0.24	$0.24	$—		—%

pp = percentage points
Net revenue increased $0.2 million, or 0.3%, to $77.8 million during the three months ended March 31, 2024 compared to $77.6 million during the three months ended March 31, 2023. The increase was due to growth in advertising revenue. The increase was offset by a $4.1 million decrease in virtual currency primarily driven by decreases in DPU.
playAWARDS
The following table shows net revenues and key performance indicators for our playAWARDS division (in thousands, except for available rewards):

	Three Months Ended March 31,
	2024	2023	Change	% Change
Net revenue	$—	$2,500	$(2,500)	(100.0)%

Available Rewards (in units)	521	534	(13)	(2.4)%
Purchases (in units)	501	440	61	13.9%
Retail Value of Purchases	$40,591	$27,340	$13,251	48.5%
Net revenue decreased by $2.5 million, due to the non-renewal of a licensing arrangement with a customer. The key performance indicators presented above are used by management to assess the playAWARDS segment's operating performance, however are not indicative revenue metrics.
Operating Expenses
The following table summarizes our consolidated operating expenses for each applicable period (in thousands, except percentages):

	Three Months Ended March 31,				% of Revenue
	2024	2023	$ Change	% Change	2024	2023
Operating expenses:
Cost of revenue	$18,951	$19,527	$(576)	(2.9)%	24.3%	24.4%
Selling and marketing	18,576	18,066	510	2.8%	23.9%	22.5%
Research and development	18,021	17,755	266	1.5%	23.2%	22.2%
General and administrative	11,779	11,901	(122)	(1.0)%	15.1%	14.9%
Depreciation and amortization	11,566	11,033	533	4.8%	14.9%	13.8%
Restructuring expenses	638	4,048	(3,410)	(84.2)%	0.8%	5.1%
Total operating expenses	$79,531	$82,330	$(2,799)	(3.4)%	102.2%	102.8%

Cost of Revenue
Cost of revenue decreased by $0.6 million to $19.0 million during the three months ended March 31, 2024 compared to $19.5 million during the three months ended March 31, 2023. The decrease was primarily related to a decrease in virtual currency revenue. As a percentage of revenue, cost of revenue decreased from 24.4% for the three months ended March 31, 2023 to 24.3% for the three months ended March 31, 2024.
Selling and Marketing
Selling and marketing expenses increased by $0.5 million to $18.6 million during the three months ended March 31, 2024 compared to $18.1 million during the three months ended March 31, 2023. The increase was primarily due to increases in outside services expense of $0.3 million, employee costs of $0.2 million, and other selling and marketing expenses of $0.2 million. This was offset by a decrease of user acquisition costs of $0.2 million. As a percentage of revenue, selling and marketing expenses increased from 22.5% for the three months ended March 31, 2023 to 23.9% for the three months ended March 31, 2024.
Research and Development
Research and development expenses increased by $0.3 million to $18.0 million during the three months ended March 31, 2024 compared to $17.8 million during the three months ended March 31, 2023. The increase was primarily due to an increase of IT expenses of $0.5 million. This was offset by a reduction of $0.2 million of employee costs.
General and Administrative
General and administrative expenses decreased by $0.1 million to $11.8 million during the three months ended March 31, 2024 compared to $11.9 million during the three months ended March 31, 2023.
Depreciation and Amortization
Depreciation and amortization expenses increased by $0.5 million to $11.6 million during the three months ended March 31, 2024 compared to $11.0 million during the three months ended March 31, 2023. The increase was primarily due to license renewals.
Restructuring Expenses
Restructuring expenses decreased by $3.4 million from the three months ended March 31, 2023 to the three months ended March 31, 2024. The decrease was primarily due to a decrease of $1.7 million related to fees for various merger and acquisition opportunities and a decrease of $1.7 million related to management restructurings and severance.
Other Income (Expense), Net
The following table summarizes our consolidated non-operating expense for each applicable period (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Change in fair value of warrant liabilities	$(64)	$(1,058)	$994	94.0%
Interest income, net	1,420	895	525	(58.7)%
Other (expense) income, net	(106)	60	(166)	(276.7)%
Total other income (expense), net	$1,250	$(103)	$1,353	(1,313.6)%
The change in fair value of warrant liabilities is related to the warrants discussed in Note 11—Warrant Liabilities to our consolidated financial statements herein. Interest income, net is related to interest earned on cash and cash equivalents offset by fees and expenses associated with the Credit Agreement as discussed in Note 14—Long-Term Debt to our consolidated financial statements herein. Other income (expense) primary relates to gains or (losses) from equity investments and gains or (losses) from foreign currency transactions with our foreign subsidiaries.

Provision for Income Taxes
Provision for income taxes resulted in a tax expense of $0.1 million for the three months ended March 31, 2024, compared to a tax expense of $0.3 million for the three months ended March 31, 2023. Our effective tax rate was (25.2)% for the three months ended March 31, 2024 compared to our statutory tax rate of 21%. Our effective tax rate was increased by discrete tax benefits related to the valuation allowance, foreign branch income, and other nondeductible expenses including officer compensation. Our effective tax rate was decreased by nondeductible stock compensation, the fair value adjustment to the warrant liability, and deductions for foreign taxes paid.
Comparison of our Segment Results of Operations
The following table presents adjusted earnings before interest, taxes, depreciation, and amortization ("AEBITDA"). AEBITDA is our reportable segment GAAP measure, which we utilize as the primary profit measure for our reportable segments. See Note 3—Segment Reporting in the accompanying condensed consolidated financial statements for additional information. Consolidated AEBITDA is a non-GAAP measure, discussed within “Non-GAAP Measures” below.
Comparison of the three months ended March 31, 2024 versus the three months ended March 31, 2023

	Three Months Ended March 31,
	2024	2023	Change	% Change
AEBITDA
playGAMES	$23,451	$22,592	$859	3.8%
playAWARDS	(3,622)	$(631)	(2,991)	474.0%
Corporate and other	(4,515)	$(4,196)	(319)	7.6%
Consolidated AEBITDA	$15,314	$17,765	$(2,451)	(13.8)%

Segment AEBITDA Margin:
playGAMES	30.1%	29.1%	1.0%	3.5%
playAWARDS	nm	(25.2)%	nm	nm

nm - not meaningful
playGAMES
playGAMES AEBITDA was $23.5 million for the three months ended March 31, 2024 compared to $22.6 million for the three months ended March 31, 2023, an increase of $0.9 million. playGAMES AEBITDA margin was 30.1% for the three months ended March 31, 2024 compared to 29.1% for the three months ended March 31, 2023. The current period benefited from an increase in advertising revenue which does not incur platform fees driving a reduction in cost of sales.
playAWARDS
playAWARDS AEBITDA was $(3.6) million for the three months ended March 31, 2024 compared to $(0.6) million for the three months ended March 31, 2023. The decrease in AEBITDA can be attributed to lower net revenue and an increase in employee costs associated with the myVIP program and the further advancement of the playAWARDS platform.

Non-GAAP Measures
Consolidated Adjusted EBITDA and Consolidated AEBITDA Margin
Consolidated Adjusted EBITDA, or Consolidated AEBITDA, as used herein, is a non-GAAP financial performance measure that is presented as a supplemental disclosure and is reconciled to net loss and net loss margin as the most directly comparable GAAP measures. We define Consolidated AEBITDA as net income before interest, income taxes, depreciation and amortization, restructuring and related costs (consisting primarily of severance and other restructuring related costs), stock-based compensation expense, changes in fair value of warrant liabilities, and other income and expense items (including special infrequent items, foreign currency gains and losses, and other non-cash items). We also use Consolidated AEBITDA Margin, another non-GAAP measure, which we calculate as the percentage of Consolidated AEBITDA to revenue.
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
The following table sets forth the reconciliation of Consolidated AEBITDA and Consolidated AEBITDA Margin to net loss and net loss margin, the most directly comparable GAAP measure (in thousands, except percentages).

	Three Months Ended March 31,
	2024	2023
Revenue	$77,828	$80,123
Net loss	$(567)	$(2,570)
Net loss margin	(0.7)%	(3.2)%
Adjustments:
Depreciation & amortization	11,566	11,033
Income tax expense	114	260
Stock-based compensation expense	4,794	4,853
Change in fair value of warrant liability	64	1,058
Change in fair value of contingent consideration	—	(53)
Restructuring and related(1)	638	4,048
Other, net(2)	(1,295)	(864)
Consolidated AEBITDA	15,314	17,765
Consolidated AEBITDA Margin	19.7%	22.2%

(1)Amounts reported during the three months ended March 31, 2024 and 2023 relate to internal reorganization costs, including severance-related costs, and fees related to evaluating various merger and acquisition opportunities.
(2)Amounts reported in “Other, net” include interest expense, interest income, gains/losses from equity investments, foreign currency gains/losses, and non-cash gains/losses on the disposal of assets.

Liquidity and Capital Resources
As of March 31, 2024, we had cash and cash equivalents of $127.0 million, which consisted of cash on hand and money market mutual funds. Historically, we have funded our operations, including capital expenditures, primarily through cash flow from operating activities. We believe that our existing cash and cash equivalents, the cash generated from operations, and the borrowing capacity under our Credit Agreement as described below will be sufficient to fund our operations and capital expenditures for at least the next twelve (12) months. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure, or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds or we may decide to do so opportunistically.
Debt
For a description of the Credit Agreement, see Note 14—Long-Term Debt in our Condensed Consolidated Financial Statements and Liquidity and Capital Resources in our Annual Report on Form 10-K for the year ended December 31, 2023.
As of March 31, 2024, we do not have any outstanding amounts under the Credit Agreement.
Cash Flows
The following tables present a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$4,998	$4,503
Net cash used in investing activities	(6,522)	(7,618)
Net cash used in financing activities	(4,263)	(3,490)
Effect of exchange rate on cash and cash equivalents	(122)	89
Decrease in cash and cash equivalents	(5,909)	(6,516)
Operating Activities
During the three months ended March 31, 2024, operating activities provided $5.0 million of net cash as compared to $4.5 million during the three months ended March 31, 2023. The increase in cash provided from operating activities was primarily due to increased advertising revenue which does not incur platform fees driving a reduction in cost of sales. This was offset by an unfavorable change in operating assets and liabilities due to timing fluctuations in payables being paid.
Investing Activities
During the three months ended March 31, 2024, investing activities used $6.5 million of net cash as compared to $7.6 million during the three months ended March 31, 2023. The change in cash used in investing activities was due to a lower amount of additions to internal-use software during the three months ended March 31, 2024.
Financing Activities
During the three months ended March 31, 2024, financing activities used $4.3 million of net cash as compared to $3.5 million during the three months ended March 31, 2023. The change in cash used in financing activities was due to $1.8 million of less proceeds received from stock option exercises during the three months ended March 31, 2024, $0.8 million in increased minimum guarantee payments made, and $0.7 million of payments for tax withholding of stock-based compensation. This was offset by $2.6 million of less cash used for share repurchases during the three months ended March 31, 2024.
Contractual Obligations, Commitments, and Contingencies
As of March 31, 2024, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

Except as described in Note 2—Summary Of Significant Accounting Policies, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our 2023 Annual Report on Form 10-K, filed with the SEC on March 12, 2024.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, investment risk, and foreign currency risk as follows:
Interest Rate Risk
Our exposures to market risk for changes in interest rates relate primarily to our Credit Agreement. The Credit Agreement and our Revolver are floating rate facilities. Therefore, fluctuations in interest rates will impact the amount of interest expense we incur and have to pay. We did not have any borrowings outstanding under our Credit Agreement at March 31, 2024 and December 31, 2023, respectively
We do not purchase or hold any derivative financial instruments for trading purposes.
Investment Risk
We had cash and cash equivalents totaling $127.0 million and $132.9 million as of March 31, 2024 and December 31, 2023, respectively. Our investment policy and strategy primarily attempt to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents primarily consist of cash on hand and money market mutual funds. We have not entered into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would have increased or decreased our interest income for a twelve-month period by an immaterial amount.
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
However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses, as well as leases and certain other operating expenses, are denominated in New Israeli Shekels, or NIS. We also have foreign currency risks related to our operating expenses denominated in currencies other than the U.S. Dollar, including the Hong Kong Dollar, Euro, Mexican Peso, Chilean Peso, Serbian Dinar, Singapore Dollar and Vietnamese Dong. Accordingly, changes in exchange rates in the future may negatively affect our future operating results as expressed in U.S. Dollars.
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.
As of March 31, 2024, we held derivative contracts to purchase certain foreign currencies, including the NIS, at future dates. The notional value of amounts hedged was approximately $24.9 million, and all contracts are expected to mature during the upcoming 12 months.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to those factors previously disclosed in our 2023 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about share repurchases made by us of our Class A common stock during the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program[3] (In thousands)
January 1, 2024 - January 31, 2024	52,504	$2.41	—	$50,000
February 1, 2024 - February 29, 2024	209,207	$2.38	—	$50,000
March 1, 2024 - March 31, 2024	1,150,249	$2.50	1,122,513	$47,186

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
2.Average price paid per share includes shares surrendered to satisfy tax withholding obligations and excludes costs associated with the repurchases. Average price paid per share purchased as part of the publicly announced program was $2.51 from March 1, 2024 to March 31, 2024.
3.The repurchases are being executed from time to time, subject to general business and market conditions, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 trading plans, pursuant to a stock repurchase program. On November 10, 2021, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, within a 12 month period, up to $50.0 million of the Company’s Class A common stock at such times and in such amounts as the Company’s Board of Directors deems appropriate, based on factors such as market conditions, legal requirements, and other business considerations. The Company publicly announced the approval of such stock repurchase program on November 12, 2021. On November 2, 2022, the Company’s Board of Directors approved an extension of the time period for repurchases under the stock repurchase program for an additional 12 months from November 10, 2022 to November 10, 2023. On November 1, 2023, the Company's Board of Directors extended the stock repurchase program through November 10, 2024 and increased the remaining amount authorized to $50.0 million. The Company publicly announced such extension and increase on November 2, 2023. See Note 18—Stockholders’ Equity of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information relating to share repurchases.

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

PLAYSTUDIOS, Inc.

Date:	May 7, 2024	By:	/s/ Andrew Pascal
		Name:	Andrew Pascal
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2024	By:	/s/ Scott Peterson
		Name:	Scott Peterson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)