Form 10-Q
period 2024-06-30
PLAYSTUDIOS, Inc.
filed 2024-08-06
CIK 1823878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 31, 2024, there were 108,203,579 shares of Class A common stock, $0.0001 par value per share, and 16,457,769 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

PART I.    Financial Information
Item 1.        Financial Statements
PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$106,304	$132,889
Receivables	29,193	30,465
Prepaid expenses and other current assets	11,502	11,529
Total current assets	146,999	174,883
Property and equipment, net	18,256	17,549
Operating lease right-of-use assets	10,746	9,369
Intangibles assets and internal-use software, net	104,655	110,933
Goodwill	47,133	47,133
Deferred income taxes	2,666	2,764
Other long-term assets	2,992	3,690
Total non-current assets	186,448	191,438
Total assets	$333,447	$366,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	3,745	1,907
Warrant liabilities	433	1,086
Operating lease liabilities, current	3,278	4,236
Accrued and other current liabilities	28,034	38,796
Total current liabilities	35,490	46,025
Minimum guarantee liability	24,000	24,000
Deferred income taxes	1,326	1,198
Operating lease liabilities, non-current	7,865	5,699
Other long-term liabilities	1,203	1,048
Total non-current liabilities	34,394	31,945
Total liabilities	$69,884	$77,970
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0001 par value (100,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023)	—	—
Class A common stock, $0.0001 par value (2,000,000 shares authorized, 126,069 and 122,923 shares issued, and 108,132 and 118,200 shares outstanding as of June 30, 2024 and December 31, 2023, respectively)	11	12
Class B common stock, $0.0001 par value (25,000 shares authorized, 16,457 and 16,457 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively).	2	2
Additional paid-in capital	319,682	310,944
Accumulated deficit	(5,815)	(2,637)
Accumulated other comprehensive (loss) income	(1,554)	124
Treasury stock, at cost, 17,937 and 4,723 shares at June 30, 2024 and December 31, 2023, respectively	(48,763)	(20,094)
Total stockholders’ equity	263,563	288,351
Total liabilities and stockholders’ equity	$333,447	$366,321
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$72,590	$77,793	$150,418	$157,916
Operating expenses:
Cost of revenue(1)	18,068	18,887	37,019	38,414
Selling and marketing	17,064	18,431	35,640	36,497
Research and development	16,743	18,381	34,764	36,136
General and administrative	11,645	11,040	23,424	22,941
Depreciation and amortization	11,654	11,116	23,220	22,149
Restructuring and related	1,379	1,784	2,017	5,832
Total operating costs and expenses	76,553	79,639	156,084	161,969
Loss from operations	(3,963)	(1,846)	(5,666)	(4,053)
Other income (expense), net:
Change in fair value of warrant liabilities	717	(1,777)	653	(2,835)
Interest income, net	1,374	1,262	2,794	2,157
Other (loss) income, net	(264)	1,044	(370)	1,104
Total other income, net	1,827	529	3,077	426
Loss before income taxes	(2,136)	(1,317)	(2,589)	(3,627)
Income tax (expense) benefit	(475)	558	(589)	298
Net loss	$(2,611)	$(759)	$(3,178)	$(3,329)

Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.02)	$(0.01)	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.01)	$(0.02)	$(0.03)
Weighted average shares of common stock outstanding:
Basic	132,475	132,144	134,025	132,137
Diluted	132,475	132,144	134,025	132,137

(1)Amounts exclude depreciation and amortization.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(2,611)	$(759)	$(3,178)	$(3,329)
Other comprehensive loss:
Change in foreign currency translation adjustment(1)	(247)	(535)	(688)	(478)
Unrealized loss from derivative financial instruments(1)	(522)	—	(1,021)	—
Reclassification of loss/(gain) from settlement of derivative financial instruments included in net loss(1)	199	—	31	—
Total other comprehensive loss	(570)	(535)	(1,678)	(478)
Comprehensive loss	$(3,181)	$(1,294)	$(4,856)	$(3,807)

(1)These amounts are presented gross of the effect of income taxes. The corresponding effects of income taxes are immaterial.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Retained Earnings	Treasury Stock
Balance as of March 31, 2023	116,447	$11	16,457	$2	$297,662	$(94)	$14,186	$(10,048)	$301,719
Net loss	—	—	—	—	—	—	(759)	—	(759)
Exercise of stock options	1,066	—	—	—	540	—	—	—	540
Restricted stock vesting, net of shares withheld	794	—	—	—	(1,240)	—	—	—	(1,240)
Stock-based compensation	—	—	—	—	5,566	—	—	—	5,566
Repurchase of common stock	(2,303)	—	—	—	—	—	—	(10,046)	(10,046)
Other comprehensive loss	—	—	—	—	—	(535)	—	—	(535)
Balance as of June 30, 2023	116,004	$11	16,457	$2	$302,528	$(629)	$13,427	$(20,094)	$295,245

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Retained Earnings	Treasury Stock
Balance as of December 31, 2022	115,635	$11	16,457	$2	$290,337	$(151)	$16,756	$(4,642)	$302,313
Net loss	—	—	—	—	—	—	(3,329)	—	(3,329)
Exercise of stock options	2,651	—	—	—	2,456	—	—	—	2,456
Restricted stock vesting, net of shares withheld	1,275	—	—	—	(1,240)	—	—	—	(1,240)
Stock-based compensation	—	—	—	—	10,975	—	—	—	10,975
Repurchase of common stock	(3,557)	—	—	—	—	—	—	(15,452)	(15,452)
Other comprehensive loss	—	—	—	—	—	(478)	—	—	(478)
Balance as of June 30, 2023	116,004	$11	16,457	$2	$302,528	$(629)	$13,427	$(20,094)	$295,245

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Accumulated Deficit	Treasury Stock
Balance as of March 31, 2024	118,705	$12	16,457	$2	$315,526	$(984)	$(3,204)	$(22,930)	$288,422
Net loss	—	—	—	—	—	—	(2,611)	—	(2,611)
Exercise of stock options	40	—	—	—	38	—	—	—	38
Restricted stock vesting, net of shares withheld	1,479	—	—	—	(1,183)	—	—	—	(1,183)
Stock-based compensation	—	—	—	—	5,301	—	—	—	5,301
Repurchase of common stock	(12,092)	(1)	—	—	—	—	—	(25,833)	(25,834)
Other comprehensive loss	—	—	—	—	—	(570)	—	—	(570)
Balance as of June 30, 2024	108,132	$11	16,457	$2	$319,682	$(1,554)	$(5,815)	$(48,763)	$263,563

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Accumulated Deficit	Treasury Stock
Balance as of December 31, 2023	118,200	$12	16,457	$2	$310,944	$124	$(2,637)	$(20,094)	$288,351
Net loss	—	—	—	—	—	—	(3,178)	—	(3,178)
Exercise of stock options	117	—	—	—	115	—	—	—	115
Restricted stock vesting, net of shares withheld	3,030	—	—	—	(1,869)	—	—	—	(1,869)
Stock-based compensation	—	—	—	—	10,492	—	—	—	10,492
Repurchase of common stock	(13,215)	(1)	—	—	—	—	—	(28,669)	(28,670)
Other comprehensive loss	—	—	—	—	—	(1,678)	—	—	(1,678)
Balance as of June 30, 2024	108,132	$11	16,457	$2	$319,682	$(1,554)	$(5,815)	$(48,763)	$263,563
The accompanying notes are an integral part of these condensed consolidated financial statements

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,178)	$(3,329)
Adjustments:
Depreciation and amortization	23,220	22,149
Amortization of loan costs	77	76
Stock-based compensation expense	9,724	10,047
Change in fair value of warrant liabilities	(653)	2,835
Change in fair value of contingent consideration	—	(950)
Asset impairments	91	935
Deferred income tax expense	246	(3,272)
Other	324	(126)
Changes in operating assets and liabilities
Receivables	1,161	(4,003)
Prepaid expenses and other current assets	(808)	1,313
Income tax receivable	(1,513)	(1,851)
Accounts payable & accrued liabilities	(9,240)	(1,020)
Other	80	1,077
Net cash provided by operating activities	19,531	23,881
Cash flows from investing activities:
Purchase of property and equipment	(3,181)	(2,825)
Additions to internal-use software	(9,875)	(11,428)
Other	(4)	65
Net cash used in investing activities	(13,060)	(14,188)
Cash flows from financing activities:
Proceeds from stock option exercises	115	2,458
Payments for tax withholding of stock-based compensation	(1,868)	(1,240)
Payment of minimum guarantee liabilities	(2,022)	(1,333)
Repurchases of treasury stock	(28,669)	(15,452)
Net cash used in financing activities	(32,444)	(15,567)
Foreign currency translation	(612)	(459)
Net change in cash and cash equivalents	(26,585)	(6,333)
Cash and cash equivalents at beginning of period	132,889	134,000
Cash and cash equivalents at end of period	$106,304	$127,667

Supplemental cash flow disclosures:
Interest paid	$82	$82
Income taxes paid, net of refunds	1,906	1,616
Non-cash investing and financing activities:
Capitalization of stock-based compensation	$768	$928
Increase in property and equipment included in accounts payable and other long-term liabilities	359	716
Additions to intangible assets related to licensing agreements	3,815	6,865
Right-of-use assets acquired under operating leases	3,727	—
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
The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2023 have been applied consistently in these unaudited interim condensed consolidated financial statements. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position as of June 30, 2024, and its results of operations for the three and six months ended June 30, 2024, and 2023, and cash flows for the six months ended June 30, 2024, and 2023. The Condensed Consolidated Balance Sheet as of December 31, 2023 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes thereto. Significant estimates and assumptions reflected in the Company’s condensed consolidated financial statements include the estimated consumption rate of virtual goods that is used in the determination of revenue recognition, useful lives of property and equipment and definite-lived intangible assets, the expensing and capitalization of research and development costs for internal-use software, assumptions used in accounting for income taxes, stock-based compensation, the fair value of derivative financial instruments, the fair value of contingent consideration, and the evaluation of goodwill and long-lived assets for impairment. The Company believes the accounting estimates are appropriate and reasonably determined. Due to the inherent uncertainties in making these estimates, actual amounts could differ materially.
Emerging Growth Company ("EGC")
At June 30, 2024, the Company qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company has taken and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has opted to take advantage of such extended transition period available to emerging growth companies which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company can adopt the new or revised standard at the time private companies adopt the new or revised standard. The Company did not lose its emerging growth company status through December 31, 2024. As a result, the Company does not expect to adopt any accounting pronouncements currently deferred based on private company standards until a year subsequent to 2024. The Company will continue to retain its emerging growth company status until the earliest of i) the last day of the fiscal year in which its total annual gross revenues are $1.24 billion or more, ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities of the issuer under an effective Securities Act registration statement as an EGC, iii) the date on which it has issued more than $1 billion in non-convertible debt in the previous three years, or iv) the date on which it becomes a large accelerated filer.
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
Expenses include indirect costs that are allocated to operating segments based on a reasonable allocation methodology, which are generally related to sales and marketing activities, general and administrative overhead, and costs associated with administering the playAWARDS myVIP program in the playGAMES applications. Net revenue excludes transactions between the Company's operating segments. Certain expenses incurred by playAWARDS have been allocated to playGAMES at cost. The chief operating decision maker does not evaluate operating segments using asset information.
The following table presents the Company’s segment information:

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue
playGAMES	72,588	76,122	150,416	153,745
playAWARDS	2	1,671	2	4,171
Reportable segment net revenue	72,590	77,793	150,418	157,916

AEBITDA
playGAMES	21,920	21,610	45,371	44,202
playAWARDS	(3,476)	(1,706)	(7,098)	(2,337)
Reportable segment AEBITDA	18,444	19,904	38,273	41,865

Other operating expense
Corporate and other	4,306	3,630	8,821	7,825
Restructuring expenses	1,379	1,784	2,017	5,832
Other reconciling items	138	26	157	65
Stock-based compensation	4,930	5,194	9,724	10,047
Depreciation and amortization	11,654	11,116	23,220	22,149
	22,407	21,750	43,939	45,918

Non-operating income (expense)
Change in fair value of warrant liabilities	717	(1,777)	653	(2,835)
Interest income, net	1,374	1,262	2,794	2,157
Other (expense) income, net	(264)	1,044	(370)	1,104
	1,827	529	3,077	426

Loss before income taxes	(2,136)	(1,317)	(2,589)	(3,627)
Income tax (expense) benefit	(475)	558	(589)	298
Net loss	$(2,611)	$(759)	$(3,178)	$(3,329)
NOTE 4—BUSINESS COMBINATIONS
Pixode Games Acquisition
On July 1, 2024, PLAYSTUDIOS US, LLC, a direct wholly-owned subsidiary of the Company entered into an asset purchase agreement to acquire certain tangible and intangible assets and assumed certain liabilities from Pixode Games Limited (“Pixode"), a mobile casual games publisher. The Company expects this acquisition to further diversify revenues into the casual genre, and with a successful relaunch of the product with the Tetris brand, the acquisition will deepen the Company's portfolio of Tetris products.
The purchase price for the Pixode assets was $3.5 million at closing, and the Company agreed to pay additional consideration, contingent upon the satisfaction of certain product and financial milestones, up to a maximum amount of $113.5 million. As of the date of this report, the Company estimates the fair value of any contingent payments to be approximately $2.6 million. The Company is currently in the process of finalizing the accounting for this transaction and the Company expects to complete the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the third quarter of 2024.

NOTE 5—RELATED-PARTY TRANSACTIONS
The following table is a summary of balance sheet assets and liabilities from related parties:

	June 30, 2024	December 31, 2023	Financial Statement Line Item
Marketing Agreement	$1,000	$1,000	Intangibles, net
The Company’s revenues and expenses recognized from related parties were immaterial during the three and six months ended June 30, 2024 and 2023.
MGM Resorts International (“MGM”)
MGM is a stockholder and the President of MGM Resorts Operations also serves on the Company’s Board of Directors. MGM owned approximately 16.6 million and 16.6 million shares of the Company's outstanding Class A common stock as of June 30, 2024 and December 31, 2023, respectively.
In April 2011, the Company entered into a joint marketing agreement with MGM (as amended, the “Marketing Agreement”) in exchange for assistance with marketing campaigns and the certain rights to utilize MGM’s licensed marks and licensed copyrights for the development of certain of the Company’s social casino games. The initial term of the Marketing Agreement was for one year from the go-live date of the first such game in July 2012, with automatic renewal provisions based on the games achieving specified performance criteria. The Marketing Agreement was recorded as an indefinite-lived intangible asset.
Microsoft Corporation ("Microsoft")
On June 7, 2024, and with the approval of the Company's board of directors, the Company repurchased 11.7 million shares of Class A common stock held by Microsoft at a price of $2.11 per share. The total amount paid by the Company for the repurchase of such shares was $24.6 million and was funded with available cash. The repurchase of shares from Microsoft was supplemental to the Company’s previously announced $50.0 million stock repurchase program and did not impact the amount of permitted repurchases thereunder.
NOTE 6—RECEIVABLES
Receivables consist of the following:

	June 30, 2024	December 31, 2023
Trade receivables	$28,790	$29,952
Other receivables	571	690
Allowance for uncollectible amounts	(168)	(177)
Total receivables, net	$29,193	$30,465
Trade receivables generally represent amounts due to the Company from social and mobile platform operators, including Apple, Google, Amazon and Facebook. Trade receivables are recorded when the right to consideration becomes unconditional.
Concentration of Credit Risk
The following table summarizes the major receivables of the Company as a percentage of the total receivables, net as of the dates indicated:

	June 30, 2024	December 31, 2023
Apple, Inc.	44.4%	45.6%
Google, Inc.	18.2%	20.8%
As of June 30, 2024 and December 31, 2023, the Company did not have any additional counterparties that exceeded 10% of the Company’s net accounts receivable.

NOTE 7—PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	June 30, 2024	December 31, 2023
Prepaid expenses	$6,138	5,291
Income tax receivable	4,675	3,426
Other current assets	689	2,812
Total prepaid expenses other current assets	$11,502	$11,529
NOTE 8—FAIR VALUE MEASUREMENT
The carrying values of the Company’s cash and cash equivalents, trade receivables and accounts payable approximate fair value due to their short maturities.
The following tables present the liabilities measured at fair value on a recurring basis, by input level, in the Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$253	—	—	253
Private Warrants	—	180	—	180
Derivative financial instruments	704	—	—	704
Total financial liabilities	$957	$180	$—	$1,137

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$635	—	—	635
Private Warrants	—	451	—	451
Total financial liabilities	$635	$451	$—	$1,086

NOTE 9—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	June 30, 2024	December 31, 2023
Land and land improvements	$1,680	1,680
Building and building improvements	5,850	6,046
Computer equipment	9,250	9,021
Leasehold improvements	10,990	9,811
Purchased software	1,647	2,115
Furniture and fixtures	3,872	4,331
Construction in progress	16	460
Total property and equipment	33,305	33,464
Less: accumulated depreciation	(15,049)	(15,915)
Total property and equipment, net	$18,256	$17,549
The aggregate depreciation expense for property and equipment, net is reflected in “Depreciation and amortization” in the Condensed Consolidated Statements of Operations. During the three months ended June 30, 2024 and 2023, depreciation expense was $1.3 million and $1.4 million, respectively and during the six months ended June 30, 2024 and

2023, depreciation expense was $2.4 million and $3.0 million, respectively. There were no material impairment charges or material write-offs recorded for the three and six months ended June 30, 2024 and 2023.
Property and equipment, net by region consists of the following:

	June 30, 2024	December 31, 2023
United States	$12,378	$13,462
Europe, Middle East, and Africa	4,592	2,895
All other countries	1,286	1,192
Total property and equipment, net	$18,256	$17,549

NOTE 10—INTANGIBLE ASSETS AND INTERNAL-USE SOFTWARE, NET
Intangible Assets
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset other than goodwill:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Licenses	$75,723	$(26,340)	$49,383	$71,908	$(19,457)	$52,451
Acquired technology	15,003	(5,331)	9,672	15,003	(3,831)	11,172
Customer relationships	12,000	(4,200)	7,800	12,000	(3,000)	9,000
Trade names	2,740	(1,503)	1,237	2,740	(1,428)	1,312
Internal-use software	178,875	(143,488)	35,387	168,232	(132,375)	35,857
Other	184	(8)	176	145	(4)	141
	284,525	(180,870)	103,655	270,028	(160,095)	109,933
Nonamortizable intangible assets:
Marketing Agreement with a related party	1,000	—	1,000	1,000	—	1,000
Total intangible assets	$285,525	$(180,870)	$104,655	$271,028	$(160,095)	$110,933
During the three months ended June 30, 2024 and 2023, intangible asset and internal-use software amortization was $10.4 million and $9.7 million, respectively, and during the six months ended June 30, 2024 and 2023, intangible asset and internal-use software amortization was $20.8 million and $19.2 million, respectively. The aggregate amortization expense for amortizable intangible assets and internal-use software is reflected in “Depreciation and amortization” in the Condensed Consolidated Statements of Operations.
There were no impairment charges for intangible assets or internal-use software for the three and six months ended June 30, 2024 and 2023.

As of June 30, 2024, the estimated annual amortization expense is as follows:

Year Ending December 31,	Projected Amortization Expense
Remaining 2024	$20,303
2025	30,085
2026	22,624
2027	14,717
2028	9,208
Thereafter	6,718
Total	$103,655
NOTE 11—GOODWILL
Goodwill
The following table provides the changes in the carrying amount of goodwill for the six months ended June 30, 2024 and December 31, 2023:

	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance as of December 31, 2023	47,133	—	47,133
Additions from acquisitions	—	—	—
Measurement period adjustments	—	—	—
Balance as of June 30, 2024	$47,133	$—	$47,133
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
At June 30, 2024, there were approximately 5.4 million Public Warrants and 3.8 million Private Warrants outstanding. Refer to Note 8—Fair Value Measurement for further information.

NOTE 13—ACCRUED AND OTHER LIABILITIES
Accrued liabilities consist of the following:

	June 30, 2024	December 31, 2023
Accrued payroll and vacation	9,593	10,261
Accrued user acquisition	3,957	5,687
Income taxes payable	1,031	1,295
Minimum guarantee liability	5,411	7,760
Other licensing agreements	—	7,400
Other accruals	8,042	6,393
Total accrued liabilities	$28,034	$38,796
NOTE 14—LEASES
The Company's operating leases primarily consist of real estate leases such as offices. During the three months ended June 30, 2024 and 2023, operating lease expense was $1.2 million and $1.2 million, respectively, and during the six months ended June 30, 2024 and 2023, operating lease expense was $2.3 million and $2.5 million, respectively. The Company does not have any finance leases. Total variable and short-term lease payments were immaterial for all periods presented.
On June 30, 2024, the Company renewed its lease of office space located in Tel Aviv, Israel. The original lease term was set to expire on December 31, 2024. The renewed lease term extends for an additional three years through December 31, 2027. As a result of the lease renewal, the Company recognized an additional right-of-use asset and lease liability of $3.4 million.
Supplemental balance sheet information related to operating leases are as follows:

	June 30, 2024	December 31, 2023
Operating lease right-of-use assets, net	$10,746	$9,369
Operating lease liabilities, current	3,278	4,236
Operating lease liabilities, noncurrent	7,865	5,699
Operating lease liabilities, total	$11,143	$9,935

Weighted average remaining lease term, years	3.3	3.1
Weighted average discount rate	5.8%	4.5%
Operating lease liability maturities:

Year ending December 31,	Operating Leases
Remaining 2024	$1,894
2025	3,769
2026	3,473
2027	2,675
2028	382
Thereafter	—
Total undiscounted cash flows	$12,193
Less: imputed interest	$(1,050)
Lease liabilities, total	$11,143
As of June 30, 2024, the Company did not have material additional operating leases that have not yet commenced.

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
On June 7, 2024, the Company, a subsidiary of the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, entered into an Amendment No. 4 to Credit Agreement (the “Amendment No. 4”) to, among other things, (i) modify the definition of “Fixed Charge Coverage Ratio” to exclude from the calculation of Restricted Payments amounts paid for the repurchase, prior to June 30, 2024, of approximately 11.7 million shares of Class A common stock of the Company, and (ii) modify the definition of “Consolidated Fixed Charges” to take into account any tax refunds received in the applicable measurement period.
On July 1, 2024, the Company, a subsidiary of the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, entered into the Amendment No. 5 to Credit Agreement (the “Amendment No. 5”) to, among other things, exclude from the covenant set forth in Section 6.01 of the Credit Agreement regarding the incurrence of Indebtedness (as defined therein) the contingent consideration obligations payable pursuant to the Pixode acquisition.
The Company capitalized a total of $0.8 million in debt issuance costs related to the Credit Agreement and subsequent amendments. As of June 30, 2024, the Company does not have any balances outstanding under the Credit Agreement.

NOTE 16—REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table summarizes the Company’s revenue disaggregated by type, and by over time or point in time recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Virtual currency (over time)	$56,477	$61,621	$116,724	$126,006
Advertising (point in time)	16,006	14,333	33,448	27,418
Other revenue (point in time or over time)	107	1,839	246	4,492
Total net revenue	$72,590	$77,793	$150,418	$157,916

The following table summarizes the Company’s revenue disaggregated by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$61,494	$66,597	$126,858	$136,152
All other countries	11,096	11,196	23,560	21,764
Total net revenue	$72,590	$77,793	$150,418	$157,916
Contract Balances
Contract assets represent the Company’s ability to bill customers for performance obligations completed under a contract. As of June 30, 2024 and December 31, 2023, there were no contract assets recorded in the Company’s Condensed Consolidated Balance Sheets. The deferred revenue balance related to the purchase of virtual currency was immaterial as of June 30, 2024 and December 31, 2023. Trade receivables are described in Note 6—Receivables.
NOTE 17—INCOME TAXES
The Company recorded an income tax expense of $0.5 million and an income tax benefit of $0.6 million for the three months ended June 30, 2024 and 2023, respectively, and the Company recorded an income tax expense of $0.6 million and an income tax benefit of $0.3 million for the six months ended June 30, 2024 and 2023, respectively. Our effective tax rate was (22.2)% for the three months ended June 30, 2024 compared to 42.4% for the three months ended June 30, 2023. Our effective tax rate was (22.8)% for the six months ended June 30, 2024 compared to 8.2% for the six months ended June 30, 2023. The effective rate of (22.2)% differs from the federal statutory rate of 21% primarily due to the valuation allowance recorded against US deferred tax assets, lower foreign tax rates in significant jurisdictions, and discrete tax benefits related to remeasured income taxes payable in Israel at reduced rates.
NOTE 18—COMMITMENTS AND CONTINGENCIES
Minimum Guarantee Liability
The following are the Company’s total minimum guaranteed obligations as of:

	June 30, 2024	December 31, 2023
Minimum guarantee liability - current	$5,411	$7,760
Minimum guarantee liability - noncurrent	24,000	24,000
Total minimum guarantee obligations	$29,411	$31,760
Weighted-average remaining contractual term (in years)	2.2	2.6

The following are the Company’s remaining expected future payments of minimum guarantee obligations as of June 30, 2024:

Year Ending December 31,	Minimum Guarantee Obligations
Remaining 2024	$5,411
2025	6,000
2026	6,000
2027	6,000
2028	6,000
Total	$29,411
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
As of June 30, 2024, the Company settled and paid $7.4 million of $17.0 million and paid $8.0 million of $17.0 million of the Contingent Payments due to certain conditions of the Contingent Payments being satisfied. The Company accrued an additional $1.7 million in "Accrued and other current liabilities" within the Condensed Consolidated Balance Sheets due to other conditions of the Contingent Payments being met. The Company recorded an increase in "Intangible assets and internal-use software, net" within the Condensed Consolidated Balance Sheets related to the partial settlement of Contingent Payments.
The remaining amount of Contingent Payments as of June 30, 2024 was approximately $7.3 million.
Pixode
In connection with the Pixode Acquisition, in addition to the $3.5 million paid at closing, and the Company agreed to pay additional consideration, contingent upon the satisfaction of certain product and financial milestones, up to a maximum amount of $113.5 million. The Company is currently in the process of finalizing the accounting for this transaction and the Company expects to complete the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the third quarter of 2024.
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
The Company is a party to a litigation matter brought by TeamSava d.o.o. Beograd, or TeamSava, and other related parties. The plaintiffs filed a Statement of Claim in May 2021 in Tel Aviv District Court in Israel, alleging claims, among other things, that we breached the terms of a commercial contract relating to services provided by TeamSava and related parties in connection with the sourcing and administrative management of personnel in Serbia who provided game development services exclusively for us. The litigation sought damages of 27.3 million New Israeli Shekels (NIS) (or approximately $7.4 million based on prevailing exchange rates as of March 31, 2024). On November 30, 2023, we entered into a settlement agreement to resolve and settle all claims brought by the plaintiffs against the Company, its Israeli subsidiary and its employees and former employees, and all claims brought by the Company's affiliates against the plaintiffs. The settlement is contingent upon the confirmation by the respective courts in Israel and Serbia that all related lawsuits have been dismissed. As of June 30, 2024, only one lawsuit in Serbia remained to be dismissed with prejudice. The Company expects to finalize the settlement before September 30, 2024, but cannot make any assurances that it will be completed by the date or that none of the parties withdraw from the settlement.

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
The Company received four demands for arbitration during 2023 claiming that the games operated by PLAYSTUDIOS US, LLC constitute illegal gambling under the laws of various states. As of June 30, 2024, three of the demands for arbitration remained active. These demands generally attempt to recover amounts spent by third parties on the Company’s games by relying on state gambling loss recovery statutes and/or by seeking to have the applicable Terms of Service declared invalid. The Company believes that the claims are without merit and the Company intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the arbitration proceedings. The Company is not able to reasonably estimate the probability or amount of loss and therefore has not made any accruals.
On May 24, 2024, the Company received multiple substantively identical pre-arbitration notices from a single law firm purporting to represent 5,264 players, alleging the games operated by the Company violate state gambling statutes, along with various other claims. The Company believes that the claims are without merit and the Company intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of these demands. The Company is not able to reasonably estimate the probability or amount of loss and therefore has not made any accruals.
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
Accumulated Other Comprehensive Loss
The following tables shows a summary of changes in accumulated other comprehensive loss:

	Foreign Currency Derivative Contracts	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023	$286	$(162)	$124
Net losses recognized in other comprehensive income before reclassifications	(990)	—	(990)
Foreign currency translation	—	(688)	(688)
Balance as of June 30, 2024	$(704)	$(850)	$(1,554)

	Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(151)	$(151)
Foreign currency translation	(478)	(478)
Balance as of June 30, 2023	$(629)	$(629)
Treasury Stock
The following table shows a summary of changes in treasury stock:

	Treasury shares	Treasury stock, at cost
Balance as of December 31, 2023	4,723	$20,094
Class A common stock repurchased through the Stock Repurchase Program	1,537	4,030
Class A common stock repurchased outside of the Stock Repurchase Program	11,677	24,639
Balance as of June 30, 2024	17,937	$48,763
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
NOTE 20—STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Selling and marketing	$344	$195	$617	$379
General and administrative	2,824	2,654	5,379	5,112
Research and development	1,762	2,345	3,728	4,556
Stock-based compensation expense	$4,930	$5,194	$9,724	$10,047
Capitalized stock-based compensation	$371	$372	$768	$928
As of June 30, 2024, there was approximately $0.1 million, $32.2 million, and $0.1 million in unrecognized stock-based compensation expense related to stock options, restricted stock units, and performance stock units that are expected to be recognized over a weighted-average expected vesting period of 0.3 years, 2.4 years, and 0.7 years, respectively. The Company granted 0.7 million and 4.6 million restricted stock units during the three and six months ended June 30, 2024. The Company granted zero performance stock units during the three months ended June 30, 2024 and 0.3 million performance stock units during the six months ended June 30, 2024.

NOTE 21—NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss attributable to Class A and Class B common stockholders per share (in thousands except per share data):

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Class A	Class B	Class A	Class B
Numerator
Net loss attributable to common stockholders – basic	$(2,288)	$(323)	$(665)	$(94)
Potential dilutive effect of derivative instruments	—	—	—	—
Net loss attributable to common stockholders – diluted	$(2,288)	$(323)	$(665)	$(94)
Denominator
Weighted average shares of common stock outstanding - basic	116,017	16,458	115,686	16,458
Potential dilutive effect of derivative instruments	—	—	—	—
Weighted average shares of common stock outstanding - diluted	116,017	16,458	115,686	16,458
Net loss attributable to common stockholders per share
Basic	$(0.02)	$(0.02)	$(0.01)	$(0.01)
Diluted	$(0.02)	$(0.02)	$(0.01)	$(0.01)

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Class A	Class B	Class A	Class B
Numerator
Net loss attributable to common stockholders – basic	$(2,788)	$(390)	$(2,915)	$(414)
Potential dilutive effect of derivative instruments	—	—	—	—
Net loss attributable to common stockholders – diluted	$(2,788)	$(390)	$(2,915)	$(414)
Denominator
Weighted average shares of common stock outstanding - basic	117,567	16,458	115,679	16,458
Potential dilutive effect of derivative instruments	—	—	—	—
Weighted average shares of common stock outstanding - diluted	117,567	16,458	115,679	16,458
Net loss attributable to common stockholders per share
Basic	$(0.02)	$(0.02)	$(0.03)	$(0.03)
Diluted	$(0.02)	$(0.02)	$(0.03)	$(0.03)

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
The following equity awards outstanding at the end of each period presented have been excluded from the computation of diluted net loss per share of common stock for the periods presented due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	5,257	6,457	5,257	6,457
Restricted stock units	11,865	13,218	11,865	13,218
Performance stock units	86	—	86	—
Public Warrants	5,382	5,382	5,382	5,382
Private Warrants	3,822	3,822	3,822	3,822
Earnout Shares	15,000	15,000	15,000	15,000
	41,412	43,879	41,412	43,879

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
Overview
We are a developer and publisher of free-to-play casual games for mobile and social platforms. Over our twelve-year history, we developed a portfolio of free-to-play social casino games that are considered to be among the most innovative and unique in the genre. In 2021 we added our Tetris®-branded mobile game and in late 2022 we acquired Brainium, a developer and publisher of free-to-play casual games. Our games include the award-winning POP! Slots, myVEGAS Slots, my KONAMI Slots, MGM Slots Live, myVEGAS Blackjack, myVEGAS Bingo, Tetris®, Tetris Block Puzzle, Solitaire, Spider Solitaire, Jumbline 2, Sudoku, and Mahjong. Our games are based on original content as well as third-party licensed brands and are downloadable and playable for free on multiple social and mobile-based platforms, including the Apple App Store, Google Play Store, Amazon Appstore, and Facebook.
Each of our legacy social casino games and our Tetris®-branded mobile games are powered by our proprietary playAWARDS program and incorporates loyalty points that are earned by players as they engage with our games. The rewards are provided by our collection of rewards partners, with the majority of rewards partners providing their rewards at no cost to us, in exchange for product integration, marketing support, and participation in our loyalty program. The program is enabled by our playAWARDS platform which consists of a robust suite of tools that enable our rewards partners to manage their rewards in real time, measure the value of our players’ engagement, and gain insight into the effectiveness and value they derive from the program. Through our self-service platform, rewards partners can launch new rewards, make changes to existing rewards, and in real time see how players are engaging with their brands. The platform tools also provide rewards partners the ability to measure the off-line value our players generate as consumers and patrons of their real-world establishments.
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

Results of Operations
Comparison of the three and six months ended June 30, 2024 versus the three and six months ended June 30, 2023
The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net revenue	$72,590	$77,793	$(5,203)	(6.7)%	$150,418	$157,916	$(7,498)	(4.7)%
Operating expenses	76,553	79,639	(3,086)	(3.9)%	156,084	161,969	(5,885)	(3.6)%
Operating loss	(3,963)	(1,846)	(2,117)	114.7%	(5,666)	(4,053)	(1,613)	39.8%
Net loss	(2,611)	(759)	(1,852)	244.0%	(3,178)	(3,329)	151	(4.5)%
Net loss margin	(3.6)%	(1.0)%	(2.6)pp	260.0%	(2.1)%	(2.1)%	—	—%

pp = percentage points
Net Revenue by Segment

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Net revenue
playGAMES	$72,588	$76,122	$(3,534)	(4.6)%	$150,416	$153,745	$(3,329)	(2.2)%
playAWARDS	2	1,671	(1,669)	(99.9)%	2	4,171	(4,169)	(100.0)%
Net revenue	$72,590	$77,793	$(5,203)	(6.7)%	$150,418	$157,916	$(7,498)	(4.7)%
Revenue information by geography is summarized as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
United States	$61,494	$66,597	$(5,103)	(7.7)%	$126,858	$136,152	$(9,294)	(6.8)%
All other countries	11,096	11,196	(100)	(0.9)%	23,560	21,764	1,796	8.3%
Net revenue	$72,590	$77,793	$(5,203)	(6.7)%	$150,418	$157,916	$(7,498)	(4.7)%

playGAMES
The following table shows net revenues and key performance indicators for our playGAMES division (in thousands, except percentages and ARPDAU):

	Three Months Ended June 30,					Six Months Ended June 30,
	2024	2023	Change		% Change	2024	2023	Change		% Change
Virtual currency	$56,477	$61,621	$(5,144)		(8.3)%	$116,724	$126,006	$(9,282)		(7.4)%
Advertising	16,006	14,333	1,673		11.7%	33,448	27,418	6,030		22.0%
Other revenue	105	168	(63)		(37.5)%	244	321	(77)		(24.0)%
Net revenue	$72,588	$76,122	$(3,534)		(4.6)%	$150,416	$153,745	$(3,329)		(2.2)%

Average DAU	3,220	3,651	(431)		(11.8)%	3,357	3,608	(251)		(7.0)%
Average MAU	13,597	13,878	(281)		(2.0)%	14,174	13,482	692		5.1%
Average DPU	24	26	(2)		(7.7)%	26	27	(1)		(3.7)%
Average Daily Payer Conversion	0.8%	0.7%	0.1	pp	14.3%	0.8%	0.7%	0.1	pp	14.3%
ARPDAU (in dollars)	$0.25	$0.23	$0.02		8.7%	$0.25	$0.23	$0.02		8.7%

pp = percentage points
Net revenue decreased $3.5 million, or (4.6)%, to $72.6 million during the three months ended June 30, 2024 compared to $76.1 million during the three months ended June 30, 2023. The decrease was due to a $5.1 million decrease in virtual currency revenue primarily driven by decreases in DPU. The decrease was offset by growth in advertising revenue.
Net revenue decreased $3.3 million, or (2.2)%, to $150.4 million during the six months ended June 30, 2024 compared to $153.7 million during the six months ended June 30, 2023. The decrease was due to a $9.3 million decrease in virtual currency revenue primarily driven by decreases in DPU. The decrease was offset by growth in advertising revenue.
playAWARDS
The following table shows net revenues and key performance indicators for our playAWARDS division (in thousands, except for available rewards):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Net revenue	$2	$1,671	$(1,669)	(99.9)%	$2	$4,171	$(4,169)	(100.0)%

Available Rewards (in units)	561	602	(41)	(6.8)%	541	568	(27)	(4.8)%
Purchases (in units)	520	465	55	11.8%	1,020	905	115	12.7%
Retail Value of Purchases	$31,405	$26,640	$4,765	17.9%	$71,997	$53,980	$18,017	33.4%
Net revenue decreased by $1.7 million during the three months ended June 30, 2024, due to the non-renewal of a licensing arrangement with a customer. The key performance indicators presented above are used by management to assess the playAWARDS segment's operating performance, however are not indicative revenue metrics.
Net revenue decreased by $4.2 million during the six months ended June 30, 2024, due to the non-renewal of a licensing arrangement with a customer. The key performance indicators presented above are used by management to assess the playAWARDS segment's operating performance, however are not indicative revenue metrics.

Operating Expenses
The following table summarizes our consolidated operating expenses for each applicable period (in thousands, except percentages):

	Three Months Ended June 30,				% of Revenue
	2024	2023	$ Change	% Change	2024	2023
Operating expenses:
Cost of revenue	$18,068	$18,887	$(819)	(4.3)%	24.9%	24.3%
Selling and marketing	17,064	18,431	(1,367)	(7.4)%	23.5%	23.7%
Research and development	16,743	18,381	(1,638)	(8.9)%	23.1%	23.6%
General and administrative	11,645	11,040	605	5.5%	16.0%	14.2%
Depreciation and amortization	11,654	11,116	538	4.8%	16.1%	14.3%
Restructuring expenses	1,379	1,784	(405)	(22.7)%	1.9%	2.3%
Total operating expenses	$76,553	$79,639	$(3,086)	(3.9)%	105.5%	102.4%

	Six Months Ended June 30,				% of Revenue
	2024	2023	$ Change	% Change	2024	2023
Operating expenses:
Cost of revenue	$37,019	$38,414	$(1,395)	(3.6)%	24.6%	24.3%
Selling and marketing	35,640	36,497	(857)	(2.3)%	23.7%	23.1%
Research and development	34,764	36,136	(1,372)	(3.8)%	23.1%	22.9%
General and administrative	23,424	22,941	483	2.1%	15.6%	14.5%
Depreciation and amortization	23,220	22,149	1,071	4.8%	15.4%	14.0%
Restructuring expenses	2,017	5,832	(3,815)	(65.4)%	1.3%	3.7%
Total operating expenses	$156,084	$161,969	$(5,885)	(3.6)%	103.8%	102.6%
Cost of Revenue
Cost of revenue decreased by $0.8 million to $18.1 million during the three months ended June 30, 2024 compared to $18.9 million during the three months ended June 30, 2023. The decrease was primarily related to a decrease in virtual currency revenue. As a percentage of revenue, cost of revenue increased from 24.3% for the three months ended June 30, 2023 to 24.9% for the three months ended June 30, 2024.
Cost of revenue decreased by $1.4 million to $37.0 million during the six months ended June 30, 2024 compared to $38.4 million during the six months ended June 30, 2023. The decrease was primarily related to a decrease in virtual currency revenue. As a percentage of revenue, cost of revenue increased from 24.3% for the six months ended June 30, 2023 to 24.6% for the six months ended June 30, 2024.
Selling and Marketing
Selling and marketing expenses decreased by $1.4 million to $17.1 million during the three months ended June 30, 2024 compared to $18.4 million during the three months ended June 30, 2023. The decrease was primarily due to decreases in user acquisition expense of $1.6 million. This was offset by an increase of other selling and marketing expenses of $0.2 million. As a percentage of revenue, selling and marketing expenses decreased from 23.7% for the three months ended June 30, 2023 to 23.5% for the three months ended June 30, 2024.
Selling and marketing expenses decreased by $0.9 million to $35.6 million during the six months ended June 30, 2024 compared to $36.5 million during the six months ended June 30, 2023. The decrease was primarily due to decreases in user acquisition expense of $1.8 million. This was offset by an increases to outside service costs of $0.4 million, IT software of $0.4 million, and other selling and marketing expenses of $0.1 million. As a percentage of revenue, selling and marketing expenses increased from 23.1% for the six months ended June 30, 2023 to 23.7% for the six months ended June 30, 2024.

Research and Development
Research and development expenses decreased by $1.6 million to $16.7 million during the three months ended June 30, 2024 compared to $18.4 million during the three months ended June 30, 2023. The decrease was primarily due to a decrease of stock compensation of $0.6 million, employee costs of $0.4 million, outside services of $0.4 million, and facilities expenses of $0.3 million. This was offset by an increase of $0.1 million of other research and development costs.
Research and development expenses decreased by $1.4 million to $34.8 million during the six months ended June 30, 2024 compared to $36.1 million during the six months ended June 30, 2023. The decrease was primarily due to a decrease of stock compensation of $0.8 million, facilities expenses of $0.5 million, and employee costs of $0.4 million. This was offset by an increase of $0.3 million of other research and development costs.
General and Administrative
General and administrative expenses increased by $0.6 million to $11.6 million during the three months ended June 30, 2024 compared to $11.0 million during the three months ended June 30, 2023. The increase is primarily due to an increase of employee costs of $0.7 million. This was offset by a reduction of $0.1 million of other general and administrative costs.
General and administrative expenses increased by $0.5 million to $23.4 million during the six months ended June 30, 2024 compared to $22.9 million during the six months ended June 30, 2023. The increase is primarily due to an increases to employee costs of $0.6 million and IT applications of $0.5 million. This was offset by a reduction of insurance expense of $0.6 million.
Depreciation and Amortization
Depreciation and amortization expenses increased by $0.5 million to $11.7 million during the three months ended June 30, 2024 compared to $11.1 million during the three months ended June 30, 2023. The increase was primarily due to license renewals.
Depreciation and amortization expenses increased by $1.1 million to $23.2 million during the six months ended June 30, 2024 compared to $22.1 million during the six months ended June 30, 2023. The increase was primarily due to license renewals.
Restructuring Expenses
Restructuring expenses decreased by $0.4 million from the three months ended June 30, 2023 to the three months ended June 30, 2024. The decrease was primarily due to a decrease of $0.9 million for a non-cash impairment charge related to certain investments and a decrease of $0.3 million related to the Tender Offer. This was offset by an increase of $0.5 million related to fees for various merger and acquisition opportunities and an increase of $0.3 million related to other restructuring costs.
Restructuring expenses decreased by $3.8 million from the six months ended June 30, 2023 to the six months ended June 30, 2024. The decrease was primarily due to decreases of $1.8 million related to management restructurings and severance, $1.2 million related to fees for various merger and acquisition opportunities, $0.9 million for a non-cash impairment charge related to certain investments, and a decrease of $0.3 million related to the Tender Offer. This was offset by an increase of $0.1 million related to other restructuring costs.

Other (Loss) Income, Net
The following table summarizes our consolidated non-operating expense for each applicable period (in thousands, except percentages):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Change in fair value of warrant liabilities	$717	$(1,777)	$2,494	140.3%
Interest income, net	1,374	1,262	112	(8.9)%
Other (expense) income, net	(264)	1,044	(1,308)	(125.3)%
Total other income, net	$1,827	$529	$1,298	245.4%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Change in fair value of warrant liabilities	$653	$(2,835)	$3,488	123.0%
Interest income, net	2,794	2,157	637	(29.5)%
Other (expense) income, net	(370)	1,104	(1,474)	(133.5)%
Total other income, net	$3,077	$426	$2,651	622.3%
The change in fair value of warrant liabilities is related to the warrants discussed in Note 12—Warrant Liabilities to our condensed consolidated financial statements herein. Interest income, net is related to interest earned on cash and cash equivalents offset by fees and expenses associated with the Credit Agreement as discussed in Note 15—Long-Term Debt to our condensed consolidated financial statements herein. Other income primarily relates to gains or (losses) from equity investments and gains or (losses) from foreign currency transactions with our foreign subsidiaries.

Provision for Income Taxes
Provision for income taxes resulted in a tax expense of $0.5 million for the three months ended June 30, 2024, compared to a tax benefit of $0.6 million for the three months ended June 30, 2023. Our effective tax rate was (22.2)% for the three months ended June 30, 2024 compared to our statutory tax rate of 21%. Our effective tax rate was increased by remeasured income taxes payable in Israel at reduced tax rates, the fair value adjustment to the warrant liability, and research and development credits that we can utilize on our federal and state tax returns. Our effective tax rate was decreased by nondeductible stock compensation, foreign branch income, and other nondeductible expenses including officer compensation.
Provision for income taxes resulted in a tax expense of $0.6 million for the six months ended June 30, 2024, compared to a tax benefit of $0.3 million for the six months ended June 30, 2023. Our effective tax rate was (22.8)% for the six months ended June 30, 2024 compared to our statutory tax rate of 21%. Our effective tax rate was increased by the valuation allowance recorded against our US deferred tax assets, lower foreign tax rates in significant foreign jurisdictions, the fair value adjustment to the warrant liability, and discrete tax benefits related to remeasured income taxes payable in Israel at reduced tax rates. Our effective tax rate was decreased by nondeductible stock compensation, foreign branch income, and other nondeductible expenses including officer compensation.
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

Comparison of the three and six months ended June 30, 2024 versus the three and six months ended June 30, 2023

	Three Months Ended June 30,
	2024	2023	Change	% Change
AEBITDA
playGAMES	$21,920	$21,610	$310	1.4%
playAWARDS	(3,476)	(1,706)	(1,770)	103.8%
Corporate and other	(4,306)	(3,630)	(676)	18.6%
Consolidated AEBITDA	$14,138	$16,274	$(2,136)	(13.1)%

Segment AEBITDA Margin:
playGAMES	30.2%	28.4%	1.8%	6.4%
playAWARDS	nm	(102.1)%	nm	nm

nm - not meaningful

	Six Months Ended June 30,
	2024	2023	Change	% Change
AEBITDA
playGAMES	$45,371	$44,202	$1,169	2.6%
playAWARDS	(7,098)	(2,337)	(4,761)	203.7%
Corporate and other	(8,821)	(7,825)	(996)	12.7%
Consolidated AEBITDA	$29,452	$34,040	$(4,588)	(13.5)%

Segment AEBITDA Margin:
playGAMES	30.2%	28.8%	1.4%	4.9%
playAWARDS	nm	(56.0)%	nm	nm

nm - not meaningful
playGAMES
playGAMES AEBITDA was $21.9 million for the three months ended June 30, 2024 compared to $21.6 million for the three months ended June 30, 2023, an increase of $0.3 million. playGAMES AEBITDA margin was 30.2% for the three months ended June 30, 2024 compared to 28.4% for the three months ended June 30, 2023. The current period benefited from an increase in advertising revenue which does not incur platform fees, driving a reduction in cost of sales.
playGAMES AEBITDA was $45.4 million for the six months ended June 30, 2024 compared to $44.2 million for the six months ended June 30, 2023, an increase of $1.2 million. playGAMES AEBITDA margin was 30.2% for the six months ended June 30, 2024 compared to 28.8% for the six months ended June 30, 2023. The current period benefited from an increase in advertising revenue which does not incur platform fees driving a reduction in cost of sales.
playAWARDS
playAWARDS AEBITDA was $(3.5) million for the three months ended June 30, 2024 compared to $(1.7) million for the three months ended June 30, 2023. The decrease in AEBITDA can be attributed to lower net revenue and an increase in employee costs associated with the myVIP program and the further advancement of the playAWARDS platform.
playAWARDS AEBITDA was $(7.1) million for the six months ended June 30, 2024 compared to $(2.3) million for the six months ended June 30, 2023. The decrease in AEBITDA can be attributed to lower net revenue and an increase in employee costs associated with the myVIP program and the further advancement of the playAWARDS platform.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$72,590	$77,793	$150,418	$157,916
Net loss	$(2,611)	$(759)	$(3,178)	$(3,329)
Net loss margin	(3.6)%	(1.0)%	(2.1)%	(2.1)%
Adjustments:
Depreciation & amortization	11,654	11,116	23,220	22,149
Income tax expense	475	(558)	589	(298)
Stock-based compensation expense	4,930	5,193	9,724	10,047
Change in fair value of warrant liability	(717)	1,777	(653)	2,835
Change in fair value of contingent consideration	—	(897)	—	(950)
Restructuring and related(1)	1,378	1,784	2,016	5,832
Other, net(2)	(971)	(1,382)	(2,266)	(2,246)
Consolidated AEBITDA	14,138	16,274	29,452	34,040
Consolidated AEBITDA Margin	19.5%	20.9%	19.6%	21.6%

(1)Amounts reported during the three and six months ended June 30, 2023 relate to non-cash impairment charges related to certain investments and fees related to evaluating various merger, acquisition and restructuring opportunities. Amounts reported during the three and six months ended June 30, 2024 relate to internal reorganization costs, including severance-related costs, fees related to evaluating various merger and acquisition opportunities, and legal fees and other costs incurred in connection with litigation arising out of the Acies Merger transaction.
(2)Amounts reported in “Other, net” include interest expense, interest income, gains/losses from equity investments, foreign currency gains/losses, and non-cash gains/losses on the disposal of assets.

Liquidity and Capital Resources
As of June 30, 2024, we had cash and cash equivalents of $106.3 million, which consisted of cash on hand and money market mutual funds. Historically, we have funded our operations, including capital expenditures, primarily through cash flow from operating activities. We believe that our existing cash and cash equivalents, the cash generated from operations, and the borrowing capacity under our Credit Agreement as described below will be sufficient to fund our operations and capital expenditures for at least the next twelve (12) months. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure, or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds or we may decide to do so opportunistically.
Debt
For a description of the Credit Agreement, see Note 15—Long-Term Debt in our Condensed Consolidated Financial Statements and Liquidity and Capital Resources in our Annual Report on Form 10-K for the year ended December 31, 2023.
As of June 30, 2024, we do not have any outstanding amounts under the Credit Agreement.
Cash Flows
The following tables present a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$19,531	$23,881
Net cash used in investing activities	(13,060)	(14,188)
Net cash used in financing activities	(32,444)	(15,567)
Effect of exchange rate on cash and cash equivalents	(612)	(459)
Decrease in cash and cash equivalents	(26,585)	(6,333)
Operating Activities
During the six months ended June 30, 2024, operating activities provided $19.5 million of net cash as compared to $23.9 million during the six months ended June 30, 2023. The decrease in cash provided from operating activities was primarily due to an unfavorable change in operating assets and liabilities due to timing fluctuations in payables being paid.
Investing Activities
During the six months ended June 30, 2024, investing activities used $13.1 million of net cash as compared to $14.2 million during the six months ended June 30, 2023. The change in cash used in investing activities was due to a lower amount of additions to internal-use software during the six months ended June 30, 2024.
Financing Activities
During the six months ended June 30, 2024, financing activities used $32.4 million of net cash as compared to $15.6 million during the six months ended June 30, 2023. The change in cash used in financing activities was due to an additional $13.2 million of share repurchases, $2.3 million of less proceeds received from stock option exercises, $0.7 million in increased minimum guarantee payments made, and $0.6 million of payments for tax withholding of stock-based compensation.
Contractual Obligations, Commitments, and Contingencies
As of June 30, 2024, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023, except for the operating lease liability maturities described in Note 14—Leases.
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
Interest Rate Risk
Our exposures to market risk for changes in interest rates relate primarily to our Credit Agreement. The Credit Agreement and our Revolver are floating rate facilities. Therefore, fluctuations in interest rates will impact the amount of interest expense we incur and have to pay. We did not have any borrowings outstanding under our Credit Agreement at June 30, 2024 and December 31, 2023, respectively
We do not purchase or hold any derivative financial instruments for trading purposes.
Investment Risk
We had cash and cash equivalents totaling $106.3 million and $132.9 million as of June 30, 2024 and December 31, 2023, respectively. Our investment policy and strategy primarily attempt to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents primarily consist of cash on hand and money market mutual funds. We have not entered into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would have increased or decreased our interest income for a twelve-month period by an immaterial amount.
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
As of June 30, 2024, we held derivative contracts to purchase certain foreign currencies, including the NIS, at future dates. The notional value of amounts hedged was approximately $17.5 million, and all contracts are expected to mature during the upcoming 12 months.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings
From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding legal proceedings and other claims in which we are involved, see Note 18—Commitments and Contingencies.
Item 1A.    Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to those factors previously disclosed in our 2023 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about share repurchases made by us of our Class A common stock during the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program[3] (In thousands)
April 1, 2024 - April 30, 2024	433,337	$2.85	414,576	$46,000
May 1, 2024 - May 31, 2024	476,764	$2.38	—	$46,000
June 1, 2024 - June 30, 2024	11,677,398	$2.11	—	$46,000

1.These amounts include shares surrendered to satisfy tax withholding obligations upon the vesting of equity awards under our 2021 Equity Incentive Plan (as amended, the “Plan”). Under the Plan and applicable award agreements, the Company has the discretionary right to collect payment of mandatory tax withholding obligations by deducting from the shares otherwise deliverable to a participant upon vesting and settlement of an award under the Plan a number of shares having a fair market value equal or less than such participant’s tax withholding obligations. All shares so deducted from shares that otherwise would be deliverable to participants under the Plan are considered repurchased pursuant to the terms of the Plan and applicable award agreements and not pursuant to any publicly announced share repurchase program. June amounts include only shares repurchased from Microsoft Corporation. See Note 5—Related-Party Transactions of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information relating to the share repurchase.
2.Average price paid per share includes shares surrendered to satisfy tax withholding obligations and shares purchased from Microsoft Corporation, and excludes costs associated with the repurchases. Average price paid per share purchased as part of the publicly announced program was $2.86 from April 1, 2024 to April 30, 2024.
3.The repurchases are being executed from time to time, subject to general business and market conditions, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 trading plans, pursuant to a stock repurchase program. On November 10, 2021, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, within a 12 month period, up to $50.0 million of the Company’s Class A common stock at such times and in such amounts as the Company’s Board of Directors deems appropriate, based on factors such as market conditions, legal requirements, and other business considerations. The Company publicly announced the approval of such stock repurchase program on November 12, 2021. On November 2, 2022, the Company’s Board of Directors approved an extension of the time period for repurchases under the stock repurchase program for an additional 12 months from November 10, 2022 to November 10, 2023. On November 1, 2023, the Company's Board of Directors extended the stock repurchase program through November 10, 2024 and increased the remaining amount authorized to $50.0 million. The Company publicly announced such extension and increase on November 2, 2023. See Note 19—Stockholders’ Equity of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information relating to share repurchases.

Item 3.        Defaults Upon Senior Securities
None
Item 4.        Mine Safety Disclosures
Not applicable
Item 5.        Other Information
During the fiscal quarter ended June 30, 2024, the following officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

•On June 13, 2024, Scott Peterson, Chief Financial Officer of the Company, adopted a Rule 10b5-1 trading plan providing for the sale of shares of Class A common stock, with the first trade under the plan scheduled to occur on or after September 16, 2024. The trading plan will be effective through March 31, 2025 to sell an aggregate of (i) up to 100,000 shares of Class A common stock, plus (ii) 75% of the shares received (net of tax withholding) upon vesting and settlement of up to 83,333 shares (gross) of Class A common stock underlying certain unvested Performance Stock Units, the vesting of which will be determined based on, and will be contingent upon, the achievement of certain pre-established performance metrics for the fiscal year ending December 31, 2024.

The foregoing Rule 10b5-1 trading arrangement is in accordance with our Statement of Policy Concerning Trading in Company Securities, and any actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings in accordance with applicable securities laws, rules, and regulations.

No other officers or directors of the Company adopted and/or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended June 30, 2024.

Item 6.        Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Certificate of Incorporation of PLAYSTUDIOS, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 25, 2021).
3.2	Bylaws of PLAYSTUDIOS, Inc., effective as of June 21, 2021 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed June 25, 2021).
3.3	Certificate of Amendment of Certificate of Incorporation of PLAYSTUDIOS, Inc. dated June 5, 2024 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 5, 2024).
10.1
Amendment No. 4 to Credit Agreement among PLAYSTUDIOS, Inc., PLAYSTUDIOS US, LLC, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated June 7, 2024 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 11, 2024).

10.2
Amendment No. 5 to Credit Agreement among PLAYSTUDIOS, Inc., PLAYSTUDIOS US, LLC, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated July 1, 2024 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 8, 2024).

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

PLAYSTUDIOS, Inc.

Date:	August 6, 2024	By:	/s/ Andrew Pascal
		Name:	Andrew Pascal
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2024	By:	/s/ Scott Peterson
		Name:	Scott Peterson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)