Form 10-Q
period 2024-09-30
PLAYSTUDIOS, Inc.
filed 2024-11-05
CIK 1823878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 31, 2024, there were 108,226,661 shares of Class A common stock, $0.0001 par value per share, and 16,457,769 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

PART I.    Financial Information
Item 1.        Financial Statements
PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$105,170	$132,889
Receivables, net	28,775	30,465
Prepaid expenses and other current assets	10,323	11,529
Total current assets	144,268	174,883
Property and equipment, net	17,532	17,549
Operating lease right-of-use assets	10,545	9,369
Intangibles assets and internal-use software, net	99,778	110,933
Goodwill	52,222	47,133
Deferred income taxes	2,699	2,764
Other long-term assets	3,506	3,690
Total non-current assets	186,282	191,438
Total assets	$330,550	$366,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	4,190	1,907
Operating lease liabilities, current	3,486	4,236
Accrued and other current liabilities	27,010	39,882
Total current liabilities	34,686	46,025
Minimum guarantee liability	18,000	24,000
Deferred income taxes	553	1,198
Operating lease liabilities, non-current	7,513	5,699
Contingent consideration	3,255	—
Other long-term liabilities	1,362	1,048
Total non-current liabilities	30,683	31,945
Total liabilities	$65,369	$77,970
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value (100,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023)	—	—
Class A common stock, $0.0001 par value (2,000,000 shares authorized, 127,007 and 122,923 shares issued, and 108,729 and 118,200 shares outstanding as of September 30, 2024 and December 31, 2023, respectively)	11	12
Class B common stock, $0.0001 par value (25,000 shares authorized, 16,457 and 16,457 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively).	2	2
Additional paid-in capital	324,077	310,944
Accumulated deficit	(8,912)	(2,637)
Accumulated other comprehensive (loss) income	(695)	124
Treasury stock, at cost, 18,279 and 4,723 shares at September 30, 2024 and December 31, 2023, respectively	(49,302)	(20,094)
Total stockholders’ equity	265,181	288,351
Total liabilities and stockholders’ equity	$330,550	$366,321
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$71,229	$75,858	$221,647	$233,774
Operating expenses:
Cost of revenue(1)	17,832	19,862	54,851	58,276
Selling and marketing	15,116	18,786	50,756	55,283
Research and development	16,654	17,367	51,418	53,503
General and administrative	11,581	10,747	35,005	33,688
Depreciation and amortization	11,593	11,537	34,813	33,686
Restructuring and related	3,231	1,280	5,248	7,112
Total operating costs and expenses	76,007	79,579	232,091	241,548
Loss from operations	(4,778)	(3,721)	(10,444)	(7,774)
Other income (expense), net:
Change in fair value of warrant liabilities	276	4,216	929	1,381
Interest income, net	1,127	1,364	3,921	3,521
Other (loss) income, net	(256)	(198)	(626)	906
Total other income, net	1,147	5,382	4,224	5,808
(Loss) income before income taxes	(3,631)	1,661	(6,220)	(1,966)
Income tax benefit (expense)	534	2,139	(55)	2,437
Net (loss) income	$(3,097)	$3,800	$(6,275)	$471

Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.02)	$0.03	$(0.05)	$0.00
Diluted	$(0.02)	$0.03	$(0.05)	$0.00
Weighted average shares of common stock outstanding:
Basic	125,007	133,351	130,997	132,546
Diluted	125,007	149,655	130,997	148,911

(1)Amounts exclude depreciation and amortization.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(3,097)	$3,800	$(6,275)	$471
Other comprehensive income (loss):
Change in foreign currency translation adjustment(1)	490	(393)	(198)	(871)
Unrealized gain (loss) from derivative financial instruments(1)	184	—	(837)	—
Reclassification of loss/(gain) from settlement of derivative financial instruments included in net (loss) income(1)	185	—	216	—
Total other comprehensive income (loss)	859	(393)	(819)	(871)
Comprehensive (loss) income	$(2,238)	$3,407	$(7,094)	$(400)

(1)These amounts are presented gross of the effect of income taxes. The corresponding effects of income taxes are immaterial.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Retained Earnings	Treasury Stock
Balance as of June 30, 2023	116,004	$11	16,457	$2	$302,528	$(629)	$13,427	$(20,094)	$295,245
Net income	—	—	—	—	—	—	3,800	—	3,800
Exercise of stock options	583	—	—	—	464	—	—	—	464
Restricted stock vesting, net of shares withheld	780	1	—	—	(1,637)	—	—	—	(1,636)
Stock-based compensation	—	—	—	—	4,756	—	—	—	4,756
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(393)	—	—	(393)
Balance as of September 30, 2023	117,367	$12	16,457	$2	$306,111	$(1,022)	$17,227	$(20,094)	$302,236

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Retained Earnings	Treasury Stock
Balance as of December 31, 2022	115,635	$11	16,457	$2	$290,337	$(151)	$16,756	$(4,642)	$302,313
Net income	—	—	—	—	—	—	471	—	471
Exercise of stock options	3,234	—	—	—	2,920	—	—	—	2,920
Restricted stock vesting, net of shares withheld	2,055	1	—	—	(2,877)	—	—	—	(2,876)
Stock-based compensation	—	—	—	—	15,731	—	—	—	15,731
Repurchase of common stock	(3,557)	—	—	—	—	—	—	(15,452)	(15,452)
Other comprehensive loss	—	—	—	—	—	(871)	—	—	(871)
Balance as of September 30, 2023	117,367	$12	16,457	$2	$306,111	$(1,022)	$17,227	$(20,094)	$302,236

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Accumulated Deficit	Treasury Stock
Balance as of June 30, 2024	108,132	$11	16,457	$2	$319,682	$(1,554)	$(5,815)	$(48,763)	$263,563
Net loss	—	—	—	—	—	—	(3,097)	—	(3,097)
Exercise of stock options	87	—	—	—	83	—	—	—	83
Restricted stock vesting, net of shares withheld	851	—	—	—	(630)	—	—	—	(630)
Stock-based compensation	—	—	—	—	4,942	—	—	—	4,942
Repurchase of common stock	(341)	—	—	—	—	—	—	(539)	(539)
Other comprehensive income	—	—	—	—	—	859	—	—	859
Balance as of September 30, 2024	108,729	$11	16,457	$2	$324,077	$(695)	$(8,912)	$(49,302)	$265,181

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Accumulated Deficit	Treasury Stock
Balance as of December 31, 2023	118,200	$12	16,457	$2	$310,944	$124	$(2,637)	$(20,094)	$288,351
Net loss	—	—	—	—	—	—	(6,275)	—	(6,275)
Exercise of stock options	203	—	—	—	197	—	—	—	197
Restricted stock vesting, net of shares withheld	3,882	—	—	—	(2,498)	—	—	—	(2,498)
Stock-based compensation	—	—	—	—	15,434	—	—	—	15,434
Repurchase of common stock	(13,556)	(1)	—	—	—	—	—	(29,208)	(29,209)
Other comprehensive loss	—	—	—	—	—	(819)	—	—	(819)
Balance as of September 30, 2024	108,729	$11	16,457	$2	$324,077	$(695)	$(8,912)	$(49,302)	$265,181
The accompanying notes are an integral part of these condensed consolidated financial statements

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(6,275)	$471
Adjustments:
Depreciation and amortization	34,813	33,686
Amortization of loan costs	120	113
Stock-based compensation expense	14,308	14,391
Change in fair value of warrant liabilities	(929)	(1,381)
Change in fair value of contingent consideration	—	(950)
Asset impairments	1,937	2,042
Deferred income tax expense	(508)	(6,973)
Other	705	(57)
Changes in operating assets and liabilities
Receivables, net	1,456	(3,780)
Prepaid expenses and other current assets	791	1,348
Income tax receivable	(2,135)	(936)
Accounts payable & accrued liabilities	(10,377)	(2,269)
Other	218	691
Net cash provided by operating activities	34,124	36,396
Cash flows from investing activities:
Purchase of property and equipment	(3,825)	(5,114)
Additions to internal-use software	(14,587)	(16,516)
Assets acquired from business combination	(3,400)	—
Other	(290)	(225)
Net cash used in investing activities	(22,102)	(21,855)
Cash flows from financing activities:
Proceeds from stock option exercises	197	2,922
Payments for tax withholding of stock-based compensation	(2,498)	(2,877)
Payment of minimum guarantee liabilities	(7,168)	(2,360)
Repurchases of treasury stock	(29,154)	(15,452)
Net cash used in financing activities	(38,623)	(17,767)
Foreign currency translation	(518)	(967)
Net change in cash, cash equivalents, and restricted cash	(27,119)	(4,193)
Cash and cash equivalents at beginning of period	132,889	134,000
Cash, cash equivalents, and restricted cash at end of period	$105,770	$129,807

Supplemental cash flow disclosures:
Interest paid	$123	$148
Income taxes paid, net of refunds	2,662	2,308
Non-cash investing and financing activities:
Capitalization of stock-based compensation	$1,126	$1,340
Additions to intangible assets related to licensing agreements	4,128	9,832
Right-of-use assets acquired under operating leases	4,350	—
Assets acquired from business combination	3,355	—
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
The Company develops and operates online and mobile social gaming applications (“games” or “game”) most of which incorporate a unique loyalty program offering “real world” rewards provided by a collection of rewards partners. The Company’s games are free-to-play and available via the Apple App Store, Google Play Store, Amazon Appstore, and Facebook (collectively, “platforms” or “platform operators”). The Company creates games based on its own original content as well as third-party licensed brands. The Company generates revenue through the in-game sale of virtual currency and through advertising.
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
The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2023 have been applied consistently in these unaudited interim condensed consolidated financial statements. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position as of September 30, 2024, and its results of operations for the three and nine months ended September 30, 2024, and 2023, and cash flows for the nine months ended September 30, 2024, and 2023. The Condensed Consolidated Balance Sheet as of December 31, 2023 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
Emerging Growth Company ("EGC")
At September 30, 2024, the Company qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company has taken and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies and estimates remained unchanged from our 2023 Annual Report on Form 10-K filed on March 12, 2024, except for restricted cash discussed below.
Restricted Cash
The Company has restricted cash of $0.6 million and zero as of September 30, 2024 and December 31, 2023. The cash is classified within “Other long-term assets.” Such amounts plus “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets equal “Cash, cash equivalents, and restricted cash” on the Condensed Consolidated Statements of Cash Flows as of September 30, 2024 and September 30, 2023.
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
The following table presents the Company’s segment information:

	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue
playGAMES	71,226	75,857	221,642	229,602
playAWARDS	3	1	5	4,172
Reportable segment net revenue	71,229	75,858	221,647	233,774

AEBITDA
playGAMES	23,233	21,640	68,604	65,842
playAWARDS	(3,991)	(4,180)	(11,089)	(6,517)
Reportable segment AEBITDA	19,242	17,460	57,515	59,325

Other operating expense
Corporate and other	4,619	3,935	13,440	11,761
Restructuring expenses	3,231	1,280	5,248	7,112
Other reconciling items	(7)	85	150	149
Stock-based compensation	4,584	4,344	14,308	14,391
Depreciation and amortization	11,593	11,537	34,813	33,686
	24,020	21,181	67,959	67,099

Non-operating income
Change in fair value of warrant liabilities	276	4,216	929	1,381
Interest income, net	1,127	1,364	3,921	3,521
Other (expense) income, net	(256)	(198)	(626)	906
	1,147	5,382	4,224	5,808

(Loss) income before income taxes	(3,631)	1,661	(6,220)	(1,966)
Income tax benefit (expense)	534	2,139	(55)	2,437
Net (loss) income	$(3,097)	$3,800	$(6,275)	$471
NOTE 4—BUSINESS COMBINATIONS
Pixode Games Limited ("Pixode Acquisition")
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
The purchase price for the Pixode assets was $3.5 million at closing, and the Company agreed to pay additional consideration, contingent upon the satisfaction of certain product and financial milestones, up to a maximum amount of $113.5 million. Subject to meeting certain financial minimum milestones, the Company will pay the sellers of the Pixode assets a percentage of an adjusted net revenue for a three year period commencing on the re-launch date of the rebranded Pixode assets, payable at the end of each fiscal year.
The Company recorded the excess of the fair value of the consideration transferred in the acquisition over the fair value of net assets acquired as goodwill. The goodwill reflects our expectations of favorable future growth opportunities and anticipated synergies through the scale of our operations. The Company expects that substantially all of the goodwill will be deductible for federal income tax purposes. The following table summarizes the consideration paid for Pixode and the assets acquired as of the acquisition date:

Consideration:	July 1, 2024
Cash consideration	$3,500
Contingent consideration	3,255
Total consideration transferred	$6,755

Identifiable assets acquired:
Developed technology (weighted-average useful life of 5 years)	$1,650
Property and equipment, net	16
Total identifiable net assets	$1,666

Goodwill	$5,089
NOTE 5—RELATED-PARTY TRANSACTIONS
The following table is a summary of balance sheet assets and liabilities from related parties:

	September 30, 2024	December 31, 2023	Financial Statement Line Item
Marketing Agreement	$1,000	$1,000	Intangibles, net
The Company’s revenues and expenses recognized from related parties were immaterial during the three and nine months ended September 30, 2024 and 2023.
MGM Resorts International (“MGM”)
MGM is a stockholder and the President of MGM Resorts Operations also serves on the Company’s Board of Directors. MGM owned approximately 16.6 million and 16.6 million shares of the Company's outstanding Class A common stock as of September 30, 2024 and December 31, 2023, respectively.
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

NOTE 6—RECEIVABLES, NET
Receivables, net consist of the following:

	September 30, 2024	December 31, 2023
Trade receivables	$28,495	$29,952
Other receivables	422	690
Allowance for uncollectible amounts	(142)	(177)
Total receivables, net	$28,775	$30,465
Trade receivables generally represent amounts due to the Company from social and mobile platform operators, including Apple, Google, and direct-to-consumer ("DTC") payment processors, including Xsolla. Trade receivables are recorded when the right to consideration becomes unconditional.
Concentration of Credit Risk
The following table summarizes the major receivables of the Company as a percentage of the total receivables, net as of the dates indicated:

	September 30, 2024	December 31, 2023
Apple, Inc.	44.6%	45.6%
Google, LLC	17.9%	20.8%
Xsolla (USA), Inc.	11.6%	2.4%
As of September 30, 2024 and December 31, 2023, the Company did not have any additional counterparties that exceeded 10% of the Company’s net accounts receivable.
NOTE 7—PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	September 30, 2024	December 31, 2023
Prepaid expenses	$4,842	5,291
Income tax receivable	5,048	3,426
Other current assets	433	2,812
Total prepaid expenses other current assets	$10,323	$11,529
NOTE 8—FAIR VALUE MEASUREMENT
The carrying values of the Company’s cash and cash equivalents, receivables, net, prepaid expenses and other current assets, and accounts payable approximate fair value due to their short maturities.
The following tables present the liabilities measured at fair value on a recurring basis, by input level, in the Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$91	—	—	91
Private Warrants	—	65	—	65
Derivative financial instruments	335	—	—	335
Contingent consideration	—	—	3,255	3,255
Total financial liabilities	$426	$65	$3,255	$3,746

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$635	—	—	635
Private Warrants	—	451	—	451
Total financial liabilities	$635	$451	$—	$1,086
The fair value of our Level 3 contingent consideration liabilities relate to the Pixode Acquisition. This contingent consideration is primarily based on expected payments arising from a percentage of an adjusted net revenue for a three year period commencing on the re-launch date of the rebranded Pixode assets, payable at the end of each fiscal year. The value of these payments are subject to various market and operational risks. Significant unobservable inputs include a discount rate of approximately 13.5% and the probability of revenue growth over the same three year period. See Note 4—Business Combinations for more information on the Pixode Acquisition.
NOTE 9—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	September 30, 2024	December 31, 2023
Land and land improvements	$1,680	1,680
Building and building improvements	5,890	6,046
Computer equipment	9,565	9,021
Leasehold improvements	11,248	9,811
Purchased software	1,486	2,115
Furniture and fixtures	3,872	4,331
Construction in progress	23	460
Total property and equipment	33,764	33,464
Less: accumulated depreciation	(16,232)	(15,915)
Total property and equipment, net	$17,532	$17,549
The aggregate depreciation expense for property and equipment, net is reflected in “Depreciation and amortization” in the Condensed Consolidated Statements of Operations. During the three months ended September 30, 2024 and 2023, depreciation expense was $1.2 million and $1.2 million, respectively and during the nine months ended September 30, 2024 and 2023, depreciation expense was $3.7 million and $4.2 million, respectively. There were no material impairment charges or material write-offs recorded for the three and nine months ended September 30, 2024 and 2023.
Property and equipment, net by region consists of the following:

	September 30, 2024	December 31, 2023
United States	$11,699	$13,462
Europe, Middle East, and Africa	4,566	2,895
All other countries	1,267	1,192
Total property and equipment, net	$17,532	$17,549

NOTE 10—INTANGIBLE ASSETS AND INTERNAL-USE SOFTWARE, NET
Intangible Assets
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset other than goodwill:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Licenses	$76,287	$(29,874)	$46,413	$71,908	$(19,457)	$52,451
Acquired technology	16,653	(7,526)	9,127	15,003	(3,831)	11,172
Customer relationships	12,000	(4,800)	7,200	12,000	(3,000)	9,000
Trade names	2,740	(1,540)	1,200	2,740	(1,428)	1,312
Internal-use software	183,945	(149,316)	34,629	168,232	(132,375)	35,857
Other	220	(11)	209	145	(4)	141
	291,845	(193,067)	98,778	270,028	(160,095)	109,933
Nonamortizable intangible assets:
Marketing Agreement with a related party	1,000	—	1,000	1,000	—	1,000
Total intangible assets	$292,845	$(193,067)	$99,778	$271,028	$(160,095)	$110,933
During the three months ended September 30, 2024 and 2023, intangible asset and internal-use software amortization was $10.4 million and $10.3 million, respectively, and during the nine months ended September 30, 2024 and 2023, intangible asset and internal-use software amortization was $31.1 million and $29.5 million, respectively. The aggregate amortization expense for amortizable intangible assets and internal-use software is reflected in “Depreciation and amortization” in the Condensed Consolidated Statements of Operations.
During the three and nine months ended September 30, 2024, the Company changed the useful life of certain definite-lived intangible assets associated with its non-fungible token initiative, resulting in an accelerated amortization of $1.8 million. The amount of accelerated amortization is reported as an asset impairment and reported within "Restructuring and related" in the Condensed Consolidated Statements of Operations. The Company recorded a non-cash impairment charge within "Restructuring and related" in the Condensed Consolidated Statements of Operations of $1.1 million during the three and nine months ended September 30, 2023.
Subsequent to September 30, 2024 and in connection with the Plan, the Company modified its future investment in certain game titles resulting in either (i) a significant reduction in user acquisition expense, (ii) significant reduction in future development expenses, or (iii) termination of game titles. The Company expects to record an estimated impairment charge of $7.1 million during the fourth quarter of 2024. Refer to Note 17—Commitments and Contingencies for more information regarding the Plan.

As of September 30, 2024, the estimated annual amortization expense is as follows:

Year Ending December 31,	Projected Amortization Expense
Remaining 2024	$11,108
2025	33,382
2026	22,324
2027	15,327
2028	9,652
Thereafter	6,985
Total	$98,778
NOTE 11—GOODWILL
Goodwill
The following table provides the changes in the carrying amount of goodwill for the nine months ended September 30, 2024 and December 31, 2023:

	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance as of December 31, 2023	47,133	—	47,133
Additions from acquisitions	5,089	—	5,089
Measurement period adjustments	—	—	—
Balance as of September 30, 2024	$52,222	$—	$52,222
NOTE 12—ACCRUED AND OTHER LIABILITIES
Accrued liabilities consist of the following:

	September 30, 2024	December 31, 2023
Accrued payroll and vacation	9,357	10,261
Accrued user acquisition	3,301	5,687
Income taxes payable	783	1,295
Warrant liabilities	156	1,086
Minimum guarantee liability	6,284	7,760
Other licensing agreements	2,227	7,400
Other accruals	4,902	6,393
Total accrued liabilities	$27,010	$39,882
Warrant Liabilities
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
At September 30, 2024, there were approximately 5.4 million Public Warrants and 3.8 million Private Warrants outstanding. Refer to Note 8—Fair Value Measurement for further information. The warrant liabilities are classified within “Accrued and other current liabilities” on the Condensed Consolidated Balance Sheets.
NOTE 13—LEASES
The Company's operating leases primarily consist of real estate leases such as offices. During the three months ended September 30, 2024 and 2023, operating lease expense was $1.1 million and $1.2 million, respectively, and during the nine months ended September 30, 2024 and 2023, operating lease expense was $3.5 million and $3.7 million, respectively. The Company does not have any finance leases. Total variable and short-term lease payments were immaterial for all periods presented.
On June 30, 2024, the Company renewed its lease of office space located in Tel Aviv, Israel. The original lease term was set to expire on December 31, 2024. The renewed lease term extends for an additional three years through December 31, 2027. As a result of the lease renewal, the Company recognized an additional right-of-use asset and lease liability of $3.4 million.
Supplemental balance sheet information related to operating leases are as follows:

	September 30, 2024	December 31, 2023
Operating lease right-of-use assets, net	$10,545	$9,369

Operating lease liabilities, current	3,486	4,236
Operating lease liabilities, noncurrent	7,513	5,699
Operating lease liabilities, total	$10,999	$9,935

Weighted average remaining lease term, years	3.1	3.1
Weighted average discount rate	5.8%	4.5%
Operating lease liability maturities:

Year ending December 31,	Operating Leases
Remaining 2024	$1,028
2025	3,948
2026	3,710
2027	2,900
2028	382
Thereafter	—
Total undiscounted cash flows	$11,968
Less: imputed interest	$(969)
Lease liabilities, total	$10,999
As of September 30, 2024, the Company did not have material additional operating leases that have not yet commenced.

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
The Company capitalized a total of $0.8 million in debt issuance costs related to the Credit Agreement and subsequent amendments. As of September 30, 2024, the Company does not have any balances outstanding under the Credit Agreement.

NOTE 15—REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table summarizes the Company’s revenue disaggregated by type, and by over time or point in time recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Virtual currency (over time)	$57,564	$61,558	$174,288	$187,565
Advertising (point in time)	13,613	14,190	47,061	41,608
Other revenue (point in time or over time)	52	110	298	4,601
Total net revenue	$71,229	$75,858	$221,647	$233,774

The following table summarizes the Company’s revenue disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$60,088	$64,414	$186,946	$200,566
All other countries	11,141	11,444	34,701	33,208
Total net revenue	$71,229	$75,858	$221,647	$233,774
Contract Balances
Contract assets represent the Company’s ability to bill customers for performance obligations completed under a contract. As of September 30, 2024 and December 31, 2023, there were no contract assets recorded in the Company’s Condensed Consolidated Balance Sheets. The deferred revenue balance related to the purchase of virtual currency was immaterial as of September 30, 2024 and December 31, 2023. Trade receivables are described in Note 6—Receivables, net.
NOTE 16—INCOME TAXES
The Company recorded an income tax benefit of $0.5 million and an income tax benefit of $2.1 million for the three months ended September 30, 2024 and 2023, respectively, and the Company recorded an income tax expense of $0.1 million and an income tax benefit of $2.4 million for the nine months ended September 30, 2024 and 2023, respectively. Our effective tax rate was (14.7%) for the three months ended September 30, 2024 compared to (128.8)% for the three months ended September 30, 2023. Our effective tax rate was (0.9)% for the nine months ended September 30, 2024 compared to 124.0% for the nine months ended September 30, 2023. The effective rate of 14.7% differs from the federal statutory rate of 21% primarily due to the valuation allowance recorded against US deferred tax assets, foreign branch income, nondeductible stock compensation, and discrete tax expense related to uncertain tax benefits on research and development credits.
NOTE 17—COMMITMENTS AND CONTINGENCIES
Minimum Guarantee Liability
The following are the Company’s total minimum guaranteed obligations as of:

	September 30, 2024	December 31, 2023
Minimum guarantee liability - current	$6,284	$7,760
Minimum guarantee liability - noncurrent	18,000	24,000
Total minimum guarantee obligations	$24,284	$31,760
Weighted-average remaining contractual term (in years)	2.4	2.6

The following are the Company’s remaining expected future payments of minimum guaranteed obligations as of September 30, 2024:

Year Ending December 31,	Minimum Guarantee Obligations
Remaining 2024	$284
2025	6,000
2026	6,000
2027	6,000
2028	6,000
Total	$24,284
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
As of September 30, 2024, the Company settled and paid $7.4 million of $17.0 million and paid $8.0 million of $17.0 million of the Contingent Payments due to certain conditions of the Contingent Payments being satisfied. The Company accrued an additional $2.2 million in "Accrued and other current liabilities" within the Condensed Consolidated Balance Sheets due to other conditions of the Contingent Payments being met. The Company recorded an increase in "Intangible assets and internal-use software, net" within the Condensed Consolidated Balance Sheets related to the partial settlement of Contingent Payments.
The remaining amount of Contingent Payments as of September 30, 2024 was approximately $6.8 million.
Pixode
In connection with the Pixode Acquisition, in addition to the $3.5 million paid at closing, and the Company agreed to pay a percentage of an adjusted net revenue for a three year period commencing on the re-launch date of the rebranded Pixode assets, payable at the end of each fiscal year, contingent upon the satisfaction of certain product and financial milestones, up to a maximum amount of $113.5 million. The fair value of the contingent consideration is reassessed at each reporting date, with changes recognized in earnings. The fair value of the contingent consideration as of September 30, 2024 was $3.3 million. Refer to Note 8—Fair Value Measurement for more information.
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
The Company is a party to a litigation matter brought by TeamSava d.o.o. Beograd, or TeamSava, and other related parties. The plaintiffs filed a Statement of Claim in May 2021 in Tel Aviv District Court in Israel, alleging claims, among other things, that we breached the terms of a commercial contract relating to services provided by TeamSava and related parties in connection with the sourcing and administrative management of personnel in Serbia who provided game development services exclusively for us. The litigation sought damages of 27.3 million New Israeli Shekels (NIS) (or approximately $7.4 million based on prevailing exchange rates as of March 31, 2024). On November 30, 2023, we entered into a settlement agreement to resolve and settle all claims brought by the plaintiffs against the Company, its Israeli subsidiary and its employees and former employees, and all claims brought by the Company's affiliates against the plaintiffs. The settlement is contingent upon the confirmation by the respective courts in Israel and Serbia that all related lawsuits have been dismissed. As of September 30, 2024, only one lawsuit in Serbia remained to be dismissed with prejudice. The Company expects to finalize the settlement before December 31, 2024, but cannot make any assurances that it will be completed by that date or that none of the parties withdraw from the settlement.

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
On August 22, 2024, James Scott Tipmore, a purported citizen of Kentucky, filed a civil lawsuit against PLAYSTUDIOS US, LLC in the United States District Court for the Western District of Kentucky, alleging that PLAYSTUDIOS US, LLC makes available online games of chance that constitute illegal gambling under Kentucky law and seeking to recover, under Kentucky's loss recovery act, treble the sums paid by Kentucky residents to PLAYSTUDIOS US, LLC in its online gambling games during the period beginning five years before the filing of the lawsuit until the case is resolved. The Company believes the claims are without merit and intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of this litigation. The Company is not able to reasonably estimate the probability or amount of loss relating to this litigation and therefore has not made any accruals.

The Company received four demands for arbitration during 2023 claiming that the games operated by PLAYSTUDIOS US, LLC constitute illegal gambling under the laws of various states. As of September 30, 2024, three of the demands for arbitration remained active. These demands generally attempt to recover amounts spent by third parties on the Company’s games by relying on state gambling loss recovery statutes and/or by seeking to have the applicable Terms of Service declared invalid. The Company believes that the claims are without merit and the Company intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the arbitration proceedings. The Company is not able to reasonably estimate the probability or amount of loss and therefore has not made any accruals.
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
On September 27, 2024, the Company received multiple substantively identical pre-arbitration notices from a single law firm purporting to represent 2,697 players, alleging the games operated by the Company violate state gambling statutes, along with various other claims. The Company believes that the claims are without merit and the Company intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of these demands. The Company is not able to reasonably estimate the probability or amount of loss and therefore has not made any accruals.
Other
On October 29, 2024, the Company initiated an internal reorganization plan (the “Plan”) which is intended to enhance efficiency and reduce operating expenses. The Plan includes a reduction of the Company’s current total global workforce by approximately 30 percent. The Company expects to substantially complete the personnel reduction by the end of the fourth quarter of fiscal year 2024, but the timing of certain reductions will vary based on job function and location, including local legal requirements.
The Company estimates that it will incur approximately $14.0 million to $16.0 million in charges in connection with the Plan, which will be substantially incurred in the fourth quarter of fiscal year 2024. These charges primarily relate to employee transition, severance payments, employee benefits, stock-based compensation, and impairment of capitalized software and fixed assets. The estimates of the charges and expenditures that the Company expects to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur in connection with the implementation of the Plan.
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
Accumulated Other Comprehensive Loss
The following tables shows a summary of changes in accumulated other comprehensive loss:

	Foreign Currency Derivative Contracts	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023	$286	$(162)	$124
Net losses recognized in other comprehensive income before reclassifications	(621)	—	(621)
Foreign currency translation	—	(198)	(198)
Balance as of September 30, 2024	$(335)	$(360)	$(695)

	Foreign Currency Derivative Contracts	Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$—	$(151)	$(151)
Net gains recognized in other comprehensive income before reclassifications	—	—	—
Foreign currency translation	—	(871)	(871)
Balance as of September 30, 2023	$—	$(1,022)	$(1,022)
Treasury Stock
The following table shows a summary of changes in treasury stock:

	Treasury shares	Treasury stock, at cost
Balance as of December 31, 2023	4,723	$20,094
Class A common stock repurchased through the Stock Repurchase Program	1,879	4,569
Class A common stock repurchased outside of the Stock Repurchase Program	11,677	24,639
Balance as of September 30, 2024	18,279	$49,302
Stock Repurchase Program
On November 10, 2021, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $50.0 million of the Company’s Class A common stock over a period of 12 months. On November 2, 2022, the Company's Board of Directors extended such period for an additional 12 months from November 10, 2022 to November 10, 2023. On November 1, 2023, the Company's Board of Directors extended the stock repurchase program through November 10, 2024 and increased the remaining amount authorized to $50.0 million. On November 1, 2024, the Company's Board of Directors extended the repurchase program through November 1, 2025. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements and other business considerations.
Subsequent to September 30, 2024, the Company acquired 0.5 million additional shares of its Class A common stock under this program at an aggregate value of $0.8 million and an average price of $1.51 per share. Repurchased shares were held in treasury. The remaining availability under the stock repurchase program was $44.7 million after the subsequent purchases.

NOTE 19—STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Selling and marketing	$355	$205	$972	$585
General and administrative	2,561	1,975	7,940	7,086
Research and development	1,668	2,164	5,396	6,720
Stock-based compensation expense	$4,584	$4,344	$14,308	$14,391
Capitalized stock-based compensation	$358	$412	$1,126	$1,340
As of September 30, 2024, there was approximately $31.4 million and $0.1 million in unrecognized stock-based compensation expense related to restricted stock units and performance stock units that are expected to be recognized over a weighted-average expected vesting period of 2.2 years and 0.4 years, respectively. The Company granted 2.9 million and 7.8 million restricted stock units during the three and nine months ended September 30, 2024. The Company granted zero performance stock units during the three months ended September 30, 2024 and 0.3 million performance stock units during the nine months ended September 30, 2024.

NOTE 20—NET (LOSS) INCOME PER SHARE
The following table sets forth the computation of basic and diluted net loss attributable to Class A and Class B common stockholders per share (in thousands except per share data):

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Class A	Class B	Class A	Class B
Numerator
Net (loss) income attributable to common stockholders – basic	$(2,689)	$(408)	$3,331	$469
Potential dilutive effect of derivative instruments	—	—	16	(16)
Net (loss) income attributable to common stockholders – diluted	$(2,689)	$(408)	$3,347	$453
Denominator
Weighted average shares of common stock outstanding - basic	108,549	16,458	116,893	16,458
Potential dilutive effect of stock options	—	—	2,773	1,391
Potential dilutive effect of restricted stock units	—	—	12,140	—
Weighted average shares of common stock outstanding - diluted	108,549	16,458	131,806	17,849
Net (loss) income attributable to common stockholders per share
Basic	$(0.02)	$(0.02)	$0.03	$0.03
Diluted	$(0.02)	$(0.02)	$0.03	$0.03

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Class A	Class B	Class A	Class B
Numerator
Net (loss) income attributable to common stockholders – basic	$(5,487)	$(788)	$413	$58
Potential dilutive effect of derivative instruments	—	—	2	(2)
Net (loss) income attributable to common stockholders – diluted	$(5,487)	$(788)	$415	$56
Denominator
Weighted average shares of common stock outstanding - basic	114,539	16,458	116,088	16,458
Potential dilutive effect of stock options	—	—	2,816	1,409
Potential dilutive effect of restricted stock units	—	—	12,140	—
Weighted average shares of common stock outstanding - diluted	114,539	16,458	131,044	17,867
Net (loss) income attributable to common stockholders per share
Basic	$(0.05)	$(0.05)	$0.00	$0.00
Diluted	$(0.05)	$(0.05)	$0.00	$0.00

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
The following equity awards outstanding at the end of each period presented have been excluded from the computation of diluted net loss per share of common stock for the periods presented due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	5,163	128	5,163	100
Restricted stock units	13,622	—	13,622	—
Performance stock units	86	—	86	—
Public Warrants	5,382	5,382	5,382	5,382
Private Warrants	3,822	3,822	3,822	3,822
Earnout Shares	15,000	15,000	15,000	15,000
	43,075	24,332	43,075	24,304

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
Each of our legacy social casino games and our Tetris®-branded mobile games are powered by our proprietary playAWARDS program and incorporates loyalty points that are earned by players as they engage with our games. The rewards are provided by our collection of rewards partners, with the majority of rewards partners providing their rewards at no cost to us, in exchange for product integration, marketing support, and participation in our loyalty program. The program is enabled by our playAWARDS platform which consists of a robust suite of tools that enable our rewards partners to manage their rewards in real time, measure the value of our players’ engagement, and gain insight into the effectiveness and value they derive from the program. Through our self-service platform, rewards partners can launch new rewards, make changes to existing rewards, and in real time see how players are engaging with their brands. The platform tools also provide rewards partners with the ability to measure the off-line value our players generate as consumers and patrons of their real-world establishments.
Our playAWARDS platform embodies all of the features, tools, and capabilities needed to deliver loyalty programs tailored for the games industry. Our consumer-facing brand for our loyalty program is myVIP. The myVIP program is an aspirational benefits framework, with in-game mechanics and rewards features, along with a player development and hosting program. The program dynamically ranks and assigns players to tiers based on their accumulation of tier points, which are a proxy for their overall engagement with our games. The tier points are separate from and are not interchangeable with the loyalty points earned in the playAWARDS program. Qualified players are provided access to enhanced benefits that increase with each tier. Higher tiers provide access to a myVIP player portal where players can view and purchase special chip bundles, redeem loyalty points for a curated set of rewards, and communicate directly with a dedicated personal host. The VIP player portal, concierge, and host programs enhance the in-game and real-world reward experience with both in-game and in-person, invitation-only special events. We believe that the myVIP program drives increased player engagement and retention, and therefore extends each game's life cycle and revenue potential.
We generate revenue from the sale of in-game virtual currency, which players can choose to purchase at any time to enhance their playing experience. Once purchased, our virtual currency cannot be withdrawn from the game, transferred from one game to another or from one player to another, or be redeemed for monetary value. Players who install our games receive free virtual currency upon the initial launch of the game, and they may also collect virtual currency free of charge at periodic intervals or through targeted marketing promotions. Players may exhaust the free virtual currency and may choose to purchase additional virtual currency. Additionally, players can send free “gifts” of virtual currency to their friends on Facebook. Our revenue from virtual currency has been generated world wide, but is largely concentrated in North America.
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

Average Daily Revenue Per DAU (“ARPDAU”)
ARPDAU is defined for a given period as the average daily revenue per Average DAU and is calculated as game and advertising revenue for the period, divided by the number of days in the period, divided by the Average DAU during the period. We use ARPDAU as a measure of overall monetization of our active players.
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

Results of Operations
Comparison of the three and nine months ended September 30, 2024 versus the three and nine months ended September 30, 2023
The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net revenue	$71,229	$75,858	$(4,629)	(6.1)%	$221,647	$233,774	$(12,127)	(5.2)%
Operating expenses	76,007	79,579	(3,572)	(4.5)%	232,091	241,548	(9,457)	(3.9)%
Operating loss	(4,778)	(3,721)	(1,057)	28.4%	(10,444)	(7,774)	(2,670)	34.3%
Net (loss) income	(3,097)	3,800	(6,897)	(181.5)%	(6,275)	471	(6,746)	(1432.3)%
Net (loss) income margin	(4.3)%	5.0%	(9.3)pp	(186.0)%	(2.8)%	0.2%	(3.0)	(1500.0)%

pp = percentage points
Net Revenue by Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Net revenue
playGAMES	$71,226	$75,857	$(4,631)	(6.1)%	$221,642	$229,602	$(7,960)	(3.5)%
playAWARDS	3	1	2	200.0%	5	4,172	(4,167)	(99.9)%
Net revenue	$71,229	$75,858	$(4,629)	(6.1)%	$221,647	$233,774	$(12,127)	(5.2)%
Revenue information by geography is summarized as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
United States	$60,088	$64,414	$(4,326)	(6.7)%	$186,946	$200,566	$(13,620)	(6.8)%
All other countries	11,141	11,444	(303)	(2.6)%	34,701	33,208	1,493	4.5%
Net revenue	$71,229	$75,858	$(4,629)	(6.1)%	$221,647	$233,774	$(12,127)	(5.2)%

playGAMES
The following table shows net revenues and key performance indicators for our playGAMES division (in thousands, except percentages and ARPDAU):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2024	2023	Change		% Change	2024	2023	Change		% Change
Virtual currency	$57,564	$61,558	$(3,994)		(6.5)%	$174,288	$187,565	$(13,277)		(7.1)%
Advertising	13,613	14,190	(577)		(4.1)%	47,061	41,608	5,453		13.1%
Other revenue	49	109	(60)		(55.0)%	293	429	(136)		(31.7)%
Net revenue	$71,226	$75,857	$(4,631)		(6.1)%	$221,642	$229,602	$(7,960)		(3.5)%

Average DAU	2,961	3,520	(559)		(15.9)%	3,225	3,579	(354)		(9.9)%
Average MAU	12,658	13,712	(1,054)		(7.7)%	13,669	13,557	112		0.8%
Average DPU	23	26	(3)		(11.5)%	25	27	(2)		(7.4)%
Average Daily Payer Conversion	0.8%	0.8%	—	pp	—%	0.8%	0.8%	—	pp	—%
ARPDAU (in dollars)	$0.26	$0.23	$0.03		13.0%	$0.25	$0.24	$0.01		4.2%

pp = percentage points
Net revenue decreased $4.6 million, or (6.1)%, to $71.2 million during the three months ended September 30, 2024 compared to $75.9 million during the three months ended September 30, 2023. The decrease was due to a $4.0 million decrease in virtual currency revenue primarily driven by decreases in DPU.
Net revenue decreased $8.0 million, or (3.5)%, to $221.6 million during the nine months ended September 30, 2024 compared to $229.6 million during the nine months ended September 30, 2023. The decrease was due to a $13.3 million decrease in virtual currency revenue primarily driven by decreases in DPU. The decrease was offset by growth in advertising revenue.
playAWARDS
The following table shows net revenues and key performance indicators for our playAWARDS division (in thousands, except for available rewards):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Net revenue	$3	$1	$2	200.0%	$5	$4,172	$(4,167)	(99.9)%

Available Rewards (in units)	547	598	(51)	(8.5)%	543	578	(35)	(6.1)%
Purchases (in units)	451	433	18	4.2%	1,472	1,338	134	10.0%
Retail Value of Purchases	$24,980	$24,165	$815	3.4%	$96,977	$78,145	$18,832	24.1%
Net revenue remained flat during the three months ended September 30, 2024 compared to the same period in prior year. The key performance indicators presented above are used by management to assess the playAWARDS segment's operating performance, however are not indicative revenue metrics.
Net revenue decreased by $4.2 million during the nine months ended September 30, 2024, compared to the same period in prior year, due to the non-renewal of a licensing arrangement with a customer. The key performance indicators presented above are used by management to assess the playAWARDS segment's operating performance, however are not indicative revenue metrics.

Operating Expenses
The following table summarizes our consolidated operating expenses for each applicable period (in thousands, except percentages):

	Three Months Ended September 30,				% of Revenue
	2024	2023	$ Change	% Change	2024	2023
Operating expenses:
Cost of revenue	$17,832	$19,862	$(2,030)	(10.2)%	25.0%	26.2%
Selling and marketing	15,116	18,786	(3,670)	(19.5)%	21.2%	24.8%
Research and development	16,654	17,367	(713)	(4.1)%	23.4%	22.9%
General and administrative	11,581	10,747	834	7.8%	16.3%	14.2%
Depreciation and amortization	11,593	11,537	56	0.5%	16.3%	15.2%
Restructuring expenses	3,231	1,280	1,951	152.4%	4.5%	1.7%
Total operating expenses	$76,007	$79,579	$(3,572)	(4.5)%	106.7%	104.9%

	Nine Months Ended September 30,				% of Revenue
	2024	2023	$ Change	% Change	2024	2023
Operating expenses:
Cost of revenue	$54,851	$58,276	$(3,425)	(5.9)%	24.7%	24.9%
Selling and marketing	50,756	55,283	(4,527)	(8.2)%	22.9%	23.6%
Research and development	51,418	53,503	(2,085)	(3.9)%	23.2%	22.9%
General and administrative	35,005	33,688	1,317	3.9%	15.8%	14.4%
Depreciation and amortization	34,813	33,686	1,127	3.3%	15.7%	14.4%
Restructuring expenses	5,248	7,112	(1,864)	(26.2)%	2.4%	3.0%
Total operating expenses	$232,091	$241,548	$(9,457)	(3.9)%	104.7%	103.3%
Cost of Revenue
Cost of revenue decreased by $2.0 million to $17.8 million during the three months ended September 30, 2024 compared to $19.9 million during the three months ended September 30, 2023. The decrease was primarily related to a decrease in virtual currency revenue. As a percentage of revenue, cost of revenue decreased from 26.2% for the three months ended September 30, 2023 to 25.0% for the three months ended September 30, 2024.
Cost of revenue decreased by $3.4 million to $54.9 million during the nine months ended September 30, 2024 compared to $58.3 million during the nine months ended September 30, 2023. The decrease was primarily related to a decrease in virtual currency revenue. As a percentage of revenue, cost of revenue decreased from 24.9% for the nine months ended September 30, 2023 to 24.7% for the nine months ended September 30, 2024.
Selling and Marketing
Selling and marketing expenses decreased by $3.7 million to $15.1 million during the three months ended September 30, 2024 compared to $18.8 million during the three months ended September 30, 2023. The decrease was primarily due to decreases in user acquisition expense of $5.3 million. This was offset by increases of other selling and marketing expenses of $1.6 million. As a percentage of revenue, selling and marketing expenses decreased from 24.8% for the three months ended September 30, 2023 to 21.2% for the three months ended September 30, 2024.
Selling and marketing expenses decreased by $4.5 million to $50.8 million during the nine months ended September 30, 2024 compared to $55.3 million during the nine months ended September 30, 2023. The decrease was primarily due to decreases in user acquisition expense of $7.0 million. This was offset by increases to marketing expenses of $1.2 million, IT software of $0.6 million, outside service costs of $0.5 million, and $0.2 million of other expenses. As a percentage of revenue, selling and marketing expenses decreased from 23.6% for the nine months ended September 30, 2023 to 22.9% for the nine months ended September 30, 2024.

Research and Development
Research and development expenses decreased by $0.7 million to $16.7 million during the three months ended September 30, 2024 compared to $17.4 million during the three months ended September 30, 2023. The decrease was primarily due to a decrease of stock compensation of $0.5 million and a decrease of employee costs of $0.4 million. This was offset by an increase of $0.2 million of other research and development costs.
Research and development expenses decreased by $2.1 million to $51.4 million during the nine months ended September 30, 2024 compared to $53.5 million during the nine months ended September 30, 2023. The decrease was primarily due to a decreases of stock compensation of $1.3 million, employee costs of $0.8 million, and facilities expenses of $0.4 million. This was offset by an increase of other research and development costs of $0.4 million.
General and Administrative
General and administrative expenses increased by $0.8 million to $11.6 million during the three months ended September 30, 2024 compared to $10.7 million during the three months ended September 30, 2023. The increase is primarily due to increases of stock compensation of $0.6 million and employee costs of $0.5 million. This was offset by a reduction of $0.3 million of other general and administrative costs.
General and administrative expenses increased by $1.3 million to $35.0 million during the nine months ended September 30, 2024 compared to $33.7 million during the nine months ended September 30, 2023. The increase is primarily due to increases to employee costs of $1.1 million, IT expenses of $1.1 million, and stock compensation of $0.9 million. This was offset by decreases in insurance expense of $0.9 million and $0.9 million of other general and administrative costs.
Depreciation and Amortization
Depreciation and amortization expenses increased by $0.1 million to $11.6 million during the three months ended September 30, 2024 compared to $11.5 million during the three months ended September 30, 2023. The increase was primarily due to increased amortization of intangible assets related to the acquisition of Pixode assets.
Depreciation and amortization expenses increased by $1.1 million to $34.8 million during the nine months ended September 30, 2024 compared to $33.7 million during the nine months ended September 30, 2023. The increase was primarily due to the increased amortization of intangible assets related to the acquisition of Pixode assets, as well as increased amortization as a result of other license renewals.
Restructuring Expenses
Restructuring expenses increased by $2.0 million from the three months ended September 30, 2023 to the three months ended September 30, 2024. The increase was primarily due to an increase of $0.7 million for non-cash impairment charges, an increase of $0.7 million related to legal fees and other costs incurred in connection with litigation arising out of the Acies Merger transaction, and an increase of $0.6 million related to other restructuring costs.
Restructuring expenses decreased by $1.9 million from the nine months ended September 30, 2023 to the nine months ended September 30, 2024. The decrease was primarily due to decreases of $1.6 million related to management restructurings and severance, a decrease of $0.9 million related to fees for various merger and acquisition opportunities, a decrease of $0.3 million related to the Tender Offer, and a decrease of $0.2 million for non-cash impairment charges. This was offset by an increase of $1.1 million related to other restructuring costs.

Other Income, Net
The following table summarizes our consolidated non-operating expense for each applicable period (in thousands, except percentages):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Change in fair value of warrant liabilities	$276	$4,216	$(3,940)	(93.5)%
Interest income, net	1,127	1,364	(237)	(17.4)%
Other expense, net	(256)	(198)	(58)	29.3%
Total other income, net	$1,147	$5,382	$(4,235)	(78.7)%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Change in fair value of warrant liabilities	$929	$1,381	$(452)	(32.7)%
Interest income, net	3,921	3,521	400	11.4%
Other (expense) income, net	(626)	906	(1,532)	(169.1)%
Total other income, net	$4,224	$5,808	$(1,584)	(27.3)%
The change in fair value of warrant liabilities is related to the warrants discussed in Note 12—Accrued and Other Liabilities to our condensed consolidated financial statements herein. Interest income, net is related to interest earned on cash and cash equivalents offset by fees and expenses associated with the Credit Agreement as discussed in Note 14—Long-Term Debt to our condensed consolidated financial statements herein. Other income primarily relates to gains or (losses) from equity investments and gains or (losses) from foreign currency transactions with our foreign subsidiaries.

Provision for Income Taxes
Provision for income taxes resulted in a tax benefit of $0.5 million for the three months ended September 30, 2024, compared to a tax benefit of $2.1 million for the three months ended September 30, 2023. Our effective tax rate was 14.7% for the three months ended September 30, 2024 compared to our statutory tax rate of 21%. Our effective tax rate was increased by the valuation allowance recorded against our US deferred tax assets, foreign branch income, and other nondeductible expenses including officer compensation. Our effective tax rate was decreased by nondeductible stock compensation, research and development credits that we can utilize on our federal and state tax returns, and tax expense related to uncertain tax benefits on research and development credits.
Provision for income taxes resulted in a tax expense of $0.1 million for the nine months ended September 30, 2024, compared to a tax benefit of $2.4 million for the nine months ended September 30, 2023. Our effective tax rate was (0.9)% for the nine months ended September 30, 2024 compared to our statutory tax rate of 21%. Our effective tax rate was increased by the valuation allowance recorded against our US deferred tax assets, the fair value adjustment to the warrant liability, and lower foreign tax rates in significant jurisdictions. Our effective tax rate was decreased by nondeductible stock compensation, foreign branch income, and other nondeductible expenses including officer compensation.
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
Comparison of the three and nine months ended September 30, 2024 versus the three and nine months ended September 30, 2023

	Three Months Ended September 30,
	2024	2023	Change	% Change
AEBITDA
playGAMES	$23,233	$21,640	$1,593	7.4%
playAWARDS	(3,991)	(4,180)	189	(4.5)%
Corporate and other	(4,619)	(3,935)	(684)	17.4%
Consolidated AEBITDA	$14,623	$13,525	$1,098	8.1%

Segment AEBITDA Margin:
playGAMES	32.6%	28.5%	4.1%	14.4%
playAWARDS	nm	nm	nm	nm

nm - not meaningful

	Nine Months Ended September 30,
	2024	2023	Change	% Change
AEBITDA
playGAMES	$68,604	$65,842	$2,762	4.2%
playAWARDS	(11,089)	(6,517)	(4,572)	70.2%
Corporate and other	(13,440)	(11,761)	(1,679)	14.3%
Consolidated AEBITDA	$44,075	$47,564	$(3,489)	(7.3)%

Segment AEBITDA Margin:
playGAMES	31.0%	28.7%	2.3%	8.0%
playAWARDS	nm	(156.2)%	nm	nm

nm - not meaningful
playGAMES
playGAMES AEBITDA was $23.2 million for the three months ended September 30, 2024 compared to $21.6 million for the three months ended September 30, 2023, an increase of $1.6 million. playGAMES AEBITDA margin was 32.6% for the three months ended September 30, 2024 compared to 28.5% for the three months ended September 30, 2023. The current period benefited from an increase in direct-to-consumer sales which incurs lower processing fees, driving a reduction in cost of sales, as well as a reduction of user acquisition costs.
playGAMES AEBITDA was $68.6 million for the nine months ended September 30, 2024 compared to $65.8 million for the nine months ended September 30, 2023, an increase of $2.8 million. playGAMES AEBITDA margin was 31.0% for the nine months ended September 30, 2024 compared to 28.7% for the nine months ended September 30, 2023. The current period benefited from an increase in advertising revenue, which does not incur platform fees, and an increase in direct-to-consumer sales which incurs lower processing fees, driving a reduction in cost of sales, and a reduction of user acquisition costs.
playAWARDS
playAWARDS AEBITDA was $(4.0) million for the three months ended September 30, 2024 compared to $(4.2) million for the three months ended September 30, 2023. The increase in AEBITDA can be attributed to a decrease in employee costs associated with the myVIP program and the further advancement of the playAWARDS platform.

playAWARDS AEBITDA was $(11.1) million for the nine months ended September 30, 2024 compared to $(6.5) million for the nine months ended September 30, 2023. The decrease in AEBITDA can be attributed to lower net revenue and an increase in employee costs associated with the myVIP program and the further advancement of the playAWARDS platform.

Non-GAAP Measures
Consolidated Adjusted EBITDA and Consolidated AEBITDA Margin
Consolidated Adjusted EBITDA, or Consolidated AEBITDA, as used herein, is a non-GAAP financial performance measure that is presented as a supplemental disclosure and is reconciled to net (loss) income and net (loss) income margin as the most directly comparable GAAP measures. We define Consolidated AEBITDA as net income before interest, income taxes, depreciation and amortization, restructuring and related costs (consisting primarily of severance and other restructuring related costs), stock-based compensation expense, changes in fair value of warrant liabilities, and other income and expense items (including special infrequent items, foreign currency gains and losses, and other non-cash items). We also use Consolidated AEBITDA Margin, another non-GAAP measure, which we calculate as the percentage of Consolidated AEBITDA to revenue.
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
The following table sets forth the reconciliation of Consolidated AEBITDA and Consolidated AEBITDA Margin to net (loss) income and net (loss) income margin, the most directly comparable GAAP measure (in thousands, except percentages).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$71,229	$75,858	$221,647	$233,774
Net (loss) income	$(3,097)	$3,800	$(6,275)	$471
Net (loss) income margin	(4.3)%	5.0%	(2.8)%	0.2%
Adjustments:
Depreciation & amortization	11,593	11,537	34,813	33,686
Income tax (expense) benefit	(534)	(2,139)	55	(2,437)
Stock-based compensation expense	4,584	4,344	14,308	14,391
Change in fair value of warrant liability	(276)	(4,216)	(929)	(1,381)
Change in fair value of contingent consideration	—	—	—	(950)
Restructuring and related(1)	3,231	1,280	5,248	7,112
Other, net(2)	(878)	(1,081)	(3,145)	(3,328)
Consolidated AEBITDA	14,623	13,525	44,075	47,564
Consolidated AEBITDA Margin	20.5%	17.8%	19.9%	20.3%

(1)Amounts reported during the three and nine months ended September 30, 2023 relate to non-cash impairment charges related to certain investments and fees related to evaluating various merger, acquisition and restructuring opportunities. Amounts reported during the three and nine months ended September 30, 2024 relate to internal reorganization costs, including severance-related costs, fees related to evaluating various merger and acquisition opportunities, and legal fees and other costs incurred in connection with litigation arising out of the Acies Merger transaction.
(2)Amounts reported in “Other, net” include interest expense, interest income, gains/losses from equity investments, foreign currency gains/losses, and non-cash gains/losses on the disposal of assets.

Liquidity and Capital Resources
As of September 30, 2024, we had cash and cash equivalents of $105.2 million, which consisted of cash on hand and money market mutual funds. As of September 30, 2024 we had restricted cash of $0.6 million. Historically, we have funded our operations, including capital expenditures, primarily through cash flow from operating activities. We believe that our existing cash and cash equivalents, the cash generated from operations, and the borrowing capacity under our Credit

Agreement as described below will be sufficient to fund our operations and capital expenditures for at least the next twelve (12) months. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure, or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financing to secure additional funds or we may decide to do so opportunistically.
Debt
For a description of the Credit Agreement, see Note 14—Long-Term Debt in our Condensed Consolidated Financial Statements and Liquidity and Capital Resources in our Annual Report on Form 10-K for the year ended December 31, 2023.
As of September 30, 2024, we do not have any outstanding amounts under the Credit Agreement.
Cash Flows
The following tables present a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$34,124	$36,396
Net cash used in investing activities	(22,102)	(21,855)
Net cash used in financing activities	(38,623)	(17,767)
Effect of exchange rate on cash and cash equivalents	(518)	(967)
Decrease in cash and cash equivalents	(27,119)	(4,193)
Operating Activities
During the nine months ended September 30, 2024, operating activities provided $34.1 million of net cash as compared to $36.4 million during the nine months ended September 30, 2023. The decrease in cash provided from operating activities was primarily due to a decrease in net revenue.
Investing Activities
During the nine months ended September 30, 2024, investing activities used $22.1 million of net cash as compared to $21.9 million during the nine months ended September 30, 2023. The change in cash used in investing activities was due to the cash payment of $3.4 million for the Pixode Acquisition, offset by lower purchases of property and equipment during the nine months ended September 30, 2024.
Financing Activities
During the nine months ended September 30, 2024, financing activities used $38.6 million of net cash as compared to $17.8 million during the nine months ended September 30, 2023. The change in cash used in financing activities was due to an additional $13.7 million of share repurchases, $4.8 million in increased minimum guarantee payments made, and $2.7 million of less proceeds received from stock option exercises. This was offset by $0.4 million less of payments for tax withholding of stock-based compensation.
Contractual Obligations, Commitments, and Contingencies
As of September 30, 2024, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023, except for the operating lease liability maturities described in Note 13—Leases.
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
Interest Rate Risk
Our exposures to market risk for changes in interest rates relate primarily to our Credit Agreement. The Credit Agreement and our Revolver are floating rate facilities. Therefore, fluctuations in interest rates will impact the amount of interest expense we incur and have to pay. We did not have any borrowings outstanding under our Credit Agreement at September 30, 2024 and December 31, 2023, respectively
We do not purchase or hold any derivative financial instruments for trading purposes.
Investment Risk
We had cash and cash equivalents totaling $105.2 million and $132.9 million as of September 30, 2024 and December 31, 2023, respectively. Our investment policy and strategy primarily attempt to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents primarily consist of cash on hand and money market mutual funds. We have not entered into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would have increased or decreased our interest income for a twelve-month period by an immaterial amount.
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
As of September 30, 2024, we held derivative contracts to purchase certain foreign currencies, including the NIS, at future dates. The notional value of amounts hedged was approximately $10.0 million, and all contracts are expected to mature during the upcoming 12 months.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about share repurchases made by us of our Class A common stock during the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program[3] (In thousands)
July 1, 2024 - July 31, 2024	156	$2.14	—	$46,000
August 1, 2024 - August 31, 2024	396,112	$1.58	—	$46,000
September 1, 2024 - September 30, 2024	342,835	$1.56	341,210	$45,468

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
2.Average price paid per share includes shares surrendered to satisfy tax withholding obligations, and excludes costs associated with the repurchases. Average price paid per share purchased as part of the publicly announced program was $1.56 from September 1, 2024 to September 30, 2024.
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

PLAYSTUDIOS, Inc.

Date:	November 5, 2024	By:	/s/ Andrew Pascal
		Name:	Andrew Pascal
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2024	By:	/s/ Scott Peterson
		Name:	Scott Peterson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)