Form 10-K
period 2024-12-31
PLAYSTUDIOS, Inc.
filed 2025-03-14
CIK 1823878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Aces (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
The aggregate market value of the registrant's Class A common stock held by non-affiliates of this registrant, computed by reference to the closing price of the registrant's Class A common stock as reported on the Nasdaq Global Market ("Nasdaq") on the last business day of the registrant's most recently completed second fiscal quarter was approximately $171.1 million.
As of February 28, 2025, there were 117,007,707 shares of Class A common stock, $0.0001 par value per share, and 16,457,769 shares of Class B common stock, $0.0001 par value per share, outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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
•our ability to successfully defend litigation brought against us; and
•our ability to identify and successfully consummate strategic transactions that contribute to our growth objectives.

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

•we do not currently pay cash dividends, and consequently stockholders may be required to rely solely on capital appreciation, if any, for any potential return on their investment; and

•provisions in our corporate documents and Delaware state law could delay or prevent a change of control.

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

Overview
PLAYSTUDIOS is a leading developer of free-to-play casual games for mobile and social platforms. With a focus on creating immersive and engaging experiences, we have built a strong reputation for combining high-quality games that resonate with players worldwide with our groundbreaking playAWARDS loyalty platform, which enables players to earn real-world rewards from a global collection of hospitality, entertainment and leisure brands. Our game portfolio includes a diverse range of titles, from social casino to card games and puzzle games.

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

The Power of Play

We build award-winning casual games that are among the most popular games available in the Apple App Store and Google Play Store. Our games, which include myVEGAS Slots, myVEGAS Blackjack, my KONAMI Slots, POP! Slots, myVEGAS Bingo, MGM Slots Live, Tetris®, Solitaire, Spider Solitaire, Sudoku, and Mahjong, have been downloaded over 100 million times and were played by 13.1 million monthly active users for the year ended December 31, 2024. From social casino to casual games, each game has been thoughtfully crafted for the people who play it. As a result, we’ve been able to build a loyal and engaged community of players by virtue of our direct development efforts.
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
Our social casino games and our Tetris®-branded mobile games incorporate loyalty points that are earned by players as they engage with our games. Like miles in a frequent-flyer program, our players accumulate more loyalty points as they demonstrate their ongoing commitment to our games. These loyalty points can then be exchanged for a vast library of real-world rewards. Each of these games features an integrated rewards lobby, enabling our players to easily browse and acquire benefits from a curated collection of rewards. Loyalty points are aggregated across the games, allowing our players to accumulate loyalty points more rapidly by engaging with more of our games. This drives traffic across our entire portfolio of games.
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
As we have amassed a diverse collection of rewards partners, the scale of our network has become a competitive edge that delivers benefits to both our players and rewards partners. As of December 31, 2024, our playAWARDS program offered rewards from 233 entertainment, retail, travel, leisure, and gaming brands from 113 reward partners located in 104 countries on 6 continents. Our players have used their loyalty points to acquire over 16 million rewards with a retail value of more than $824 million.
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
During the year ended December 31, 2024, we continued to develop and scale our proprietary loyalty platform across 104 countries and 6 continents, and have amassed a global, diverse collection of rewards partners across entertainment, retail, technology, travel, leisure, and gaming. Our loyalty platform allows us to provide an engaging enhancement to the primary gaming experience of our 13.1 million monthly active users for the year ended December 31, 2024.
We believe the combination of our more than 13 years of development investments, operational experience, integration of our loyalty platform within our rewards partners’ marketing and operating practices, and the breadth of our corporate relationships, are significant competitive advantages, and to replicate our systems would require competitors to invest substantial time and incur significant expense.
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

Targeted Strategic Acquisitions
We continually seek, evaluate, and pursue strategic transactions which we believe will enhance our business as further described below. In November of 2021, we acquired the rights to Tetris® on mobile devices, in October of 2022 we acquired Brainium Studios LLC, and in 2024 we acquired Pixode Games Limited. Our intention is to continue to apply the resources obtained from becoming a public company and accelerate our growth through strategic acquisitions. We believe prospective game companies will find us to be a more attractive acquirer, given the uniqueness of our playAWARDS program and our overall operating framework. Whether it be a young company with untapped potential or a mature business with an established portfolio of existing games, we intend to apply our experience, resources, and proprietary assets to helping them achieve their full potential. We believe our model, operating approach, team, and scale will enable us to compete for the best of these acquisition opportunities.
Our prior, current, and future acquisition strategy is to expand into new genres, acquire proven games and brands with franchise value, assimilate talented teams, scale our audience, and leverage our playAWARDS platform to create value and improve operating performance. The genres and related games we are currently focused on include casual (puzzle, match, bubble, word, card), social casino (poker, bingo, slots),and other evolving genres that fit with our overall strategy and criteria.
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
Continued Conversion of Non-Paying Players into Paying Players
We believe we can generate revenue growth by converting more non-paying players into payers. Our average daily conversion rate of non-payers to payers was 0.8% for the year ended December 31, 2024. We continually assess the data about our players to develop insights that we can use to improve conversion. We also engage regularly with our players at community events and other occasions associated with their reward redemptions. These opportunities enable us to glean additional insights from our players that inform our ongoing product refinements. We intend to continue to explore new strategies to improve our conversion of non-paying players into paying players, including continued game enhancements, player outreach, live operations offerings, and data-driven player management strategies.
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
Our Games
Our portfolio includes 20 games. Many of our games are classic in nature with mass appeal due to their highly engaging game mechanics. Our portfolio includes both casual and casino-themed games as follows:
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
•Tetris Block Puzzle is a puzzle game with a Tetris twist.
•Soul Battles, a block puzzle game with friends.
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
Intellectual Property
We have 107 registered U.S. trademarks, 8 pending applications for U.S. trademarks, 19 issued U.S. patents, and 16 pending U.S. patent applications as of December 31, 2024. We create most of the intellectual property we use in our games, but we also license or otherwise receive rights to third-party intellectual property for use in our games. For example, we use licensed intellectual property from MGM Resorts International, Konami Gaming, Tetris®, Ainsworth Gaming Technology,

IGT, and Shaquille O’Neal among others, as creative assets in our games. These licenses typically limit our use of intellectual property to specific uses and for specific time periods and include other contractual obligations with which we must comply. Certain intellectual property rights may be licensed to us on a non-exclusive basis, and accordingly, the owners of such intellectual property are free to license such rights to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Competition for these licenses is intense, and often results in one or more of advances, minimum payment guarantees, and royalties that we must pay to the licensor, which decreases our profitability. Additionally, in the future, we may identify third-party intellectual property we may need to license in order to engage in our business, including to develop or commercialize new games; however, such licenses may not be available to us on acceptable terms or at all. We expect to continue to use a mix of originally created and licensed content in our games. See “Risk Factors — Our ability to acquire and maintain licenses to intellectual property may affect our revenue and profitability. Competition for these licenses may make them more expensive and increase our costs.”
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
We are a member of the International Social Games Association or ISGA, a worldwide representative body of the social games industry. The ISGA's mission is to educate and inform the public, policy makers, and regulators on what the industry does, how it works, and the value it generates for both the digital economy and people that play social games. The ISGA’s “Best Practice Principles” offer guidance to the industry on consumer protection, accountability, and transparency, while its research program provides insight for its key stakeholders. Our co-founder and Executive Vice President, Paul Mathews, is the current Chairman of the ISGA. We are committed to ISGA’s Best Practice Principles, including transparency in our game mechanics, functionality, and in-game purchase process, striving to adhere to data privacy and protection law, and providing customer support.
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
Similar laws relating to data privacy and security have been adopted in several other states, and proposed in other states and at the federal level, and, if passed, such laws may have potentially conflicting requirements.
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
Human Capital
We had 556 full-time and 12 part-time employees in ten studios located in eight countries as of December 31, 2024. None of our employees are represented by a labor organization or are a party to any collective bargaining agreement with respect to their employment by us, except for certain employees in Vietnam where local law requires those employees to be represented by a trade union. We have never experienced a material interruption of operations due to labor disagreements.
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
Website and Available Information
Our principal executive offices are located at 10150 Covington Cross Drive, Las Vegas, Nevada, 89144 and our telephone number is (725) 877-7000. Our website address is www.playstudios.com. Through a link on the Investors section of our website, we make the following filings available free of charge and as soon as reasonably practicable after they are electronically filed or furnished with the SEC: our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and the rules and regulations promulgated thereunder. These filings are also available free of charge on the SEC’s website at www.sec.gov. The information contained on, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this filing.

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
Our business depends on developing, publishing, and continuing to service casual, “free-to-play” games that players will download and spend time and money playing. We are currently focused on social casino, casual, and puzzle games, offering our games on mobile devices, including smartphones and tablets on Apple’s iOS and Google’s Android operating systems, on social networking platforms such as Facebook, and on our websites. We have devoted and we expect to continue to devote substantial resources to the research, development, analytics, and marketing of our games. Our development and marketing efforts are focused on both improving the experience within our existing games (frequently through new content and feature releases for our live services) and developing new games. We generate revenue primarily through the sale of in-game virtual currency. For games distributed through third-party platforms, we are required to share a portion of our revenue from in-game sales with the platform providers. Due to our focus on mobile gaming, these costs are expected to remain a significant operating expense. See “Risk Factors—We rely on third-party platforms such as the Apple App Store, Google Play Store, Amazon Appstore, and Facebook to make our games available to players and collect revenues generated on such platforms, and we rely on third-party payment service providers to collect revenues generated on our own platforms.” In order to achieve and maintain profitability, we need to generate sufficient revenue from our existing and new game offerings to offset our ongoing development, marketing, and operating costs.
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
Players accumulate loyalty points by engaging with our games, and players can exchange their loyalty points for real-world rewards through our playAWARDS program. We believe that our players’ level of engagement with our games is partly based on the perceived value of earning loyalty points and exchanging those loyalty points for real-world rewards that they can redeem at our rewards partners’ establishments. We currently offer real-world rewards relating to, among other things, dining, live entertainment shows, and hotel rooms. For example, through an agreement with MGM Resorts International, or MGM, our players are able to exchange loyalty points for, among other things, free hotel rooms, meals and show tickets for various Las Vegas properties, including ARIA, Bellagio, and MGM Grand. While we offer some digital rewards, many of our real-world rewards are destination based. During the COVID-19 pandemic, we observed a lower level of rewards redemption due to restrictions on the operations of rewards partners and on the ability for players to travel or attend public events, and while such restrictions have been lifted, we could experience a reduced level of rewards redemption as a result of unanticipated future circumstances that have the effect of restricting travel or the in-person attendance of public events. If we are unable to expand and diversify our playAWARDS program, the perceived value of exchanging loyalty points for the real-world rewards we offer will diminish and our players may be less likely to play our games or may reduce their level of engagement with our games. Such loss of, or reduction in, players or their level of engagement with our games would cause our business, financial condition, and results of operations to suffer. The loss of MGM or other major rewards partners, a decrease in the quantity or quality of available rewards, or a significant change in the terms of our reward partner agreements, could materially diminish the appeal of our playAWARDS program to players, which could in turn reduce player engagement and monetization across our portfolio. If we are unable to maintain or enhance our rewards inventory, our competitive advantage would be diminished, potentially resulting in reduced revenue and profitability.

The COVID-19 pandemic and containment efforts across the globe significantly impacted our business, and the extent to which any future pandemics, health epidemics or contagious disease outbreaks will impact our future results of operations and overall financial performance remains uncertain.
The COVID-19 pandemic and related containment and mitigation efforts, including social distancing, shelter-in-place, quarantine and similar policies, practices and governmental orders, resulted in widespread disruption in global economies, productivity, and financial markets and materially altered our day-to-day business operations. Any future pandemics, public health epidemics, disease outbreaks, medical emergencies, or other public health crises outside of our control could have a negative impact on our business.
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
The duration and extent of the impact on our business from any future pandemics, health epidemics or contagious disease outbreaks will depend on future developments that cannot accurately be predicted at this time, such as the existence of any additional waves of any pandemic, epidemic, or outbreak, disease severity and transmission rates, the impact of new disease variants, the extent and effectiveness of mitigation and containment actions, progress towards widespread rapid testing, effective treatment alternatives and the adoption and efficacy of available vaccines, and the impact of these and other factors on our employees, players, and business partners. If we are not able to respond to and manage the impact of such events effectively, our business may be harmed. To the extent any future pandemic, health epidemic or contagious disease outbreak adversely affects our business and financial results, it may also have the effect of heightening many of the other risks to our business described herein.
Our industry is very competitive. If players prefer our competitors’ games over our own, our operating results could suffer.
Competition in the gaming industry, especially the mobile gaming segment, is intense and subject to rapid changes, including changes from evolving player preferences and emerging technologies. Many new games are introduced in each major industry segment (mobile, web, PC, and console) each year, but only a relatively small number of titles account for a significant portion of total revenue in each segment. While we have diversified our product offering, we historically competed primarily in the social casino gaming category. Our competitors that develop mobile and web games in the social casino gaming category vary in size and offerings and include companies such as Aristocrat, DoubleU, Huuuge Games, Playtika, SciPlay, Scopely, Zynga (owned by Take-Two Interactive), and others. In addition, there are competitors that develop mobile and web games that are not currently focused on the social casino gaming category but may move into that space and that may also impede our diversification efforts, including companies such as Activision Blizzard (owned by Microsoft Corporation and the parent company of King Digital), Electronic Arts (EA Mobile), Epic Games, Netmarble (the parent company of Jam City and Kabam), NetEase (NetEase Games), Niantic, Take-Two Interactive Software, Vivendi (the parent company of Gameloft), and others. In addition, online game developers and distributors that are primarily focused on specific international markets, such as Giant Interactive and Tencent in Asia, and high-profile companies with significant online presences that to date have not actively focused on social games, such as Facebook, Apple, Google, Amazon, and Netflix, may decide to develop social games including social casino games which may compete with our games. Some of these current and potential competitors have significant resources for developing, enhancing or acquiring additional games or gaming companies, may be able to incorporate their own strong brands and assets into their games, may have a more diversified set of revenue sources than we do and may be less severely affected by changes in player preferences, regulations or other developments that may impact our industry. Furthermore, certain competitors of our social casino games may provide real-money gambling offerings, which could negatively impact demand for our social casino games.
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
The market for our games is characterized by rapid technological developments, frequent launches of new games and enhancements to current games, changes in player needs and behavior, disruption by innovative entrants and evolving business models and industry standards. As a result, our industry is constantly changing games and business models in order to adopt and optimize new technologies, increase cost efficiency and adapt to player preferences. Our competitors may adapt to an emerging technology or business model more quickly or effectively, developing products and games or business models that are more technologically advanced, more appealing to consumers, or both. The emergence of “sweepstakes casino” games, which are similar to social casino games but incorporate sweepstakes as a primary user acquisition and monetization tool in the game, could pose a competitive threat to our social casino games and harm our results of operations.
Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others, including our current or future business partners or third-party software providers. By doing so, these competitors may increase their scale, their ability to meet the needs of existing or prospective players and compete for similar human resources. If we are unable to compete effectively, successfully and at a reasonable cost against our existing and future competitors, our results of operations, cash flows and financial condition would be adversely impacted.
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
Although we have a portfolio of entertainment, retail, technology, travel, leisure, and gaming brands across the globe providing rewards through our playAWARDS program, MGM historically has provided a substantial amount of such rewards, and the majority of the rewards redeemed through our playAWARDS program for the year ended December 31, 2024 were offered by MGM. Under the terms of our marketing agreement and rewards agreement with MGM, MGM has discretion over the types and quantities of rewards and whether to make any rewards available for a particular game, and MGM may discontinue any rewards previously made available. The terms of our marketing agreement with MGM requires us to meet certain performance criteria for it to be automatically renewed, and if we fail to meet those performance criteria, MGM could terminate both the marketing agreement and the rewards agreement. If we fail to meet our required performance criteria under the marketing agreement, we could also lose certain intellectual property rights that we license from MGM under the marketing agreement and which we use as creative assets in our games. In the event that MGM offers fewer or less attractive rewards for our games or if we fail to achieve the required performance milestones and MGM decides not to renew our agreements, our business and financial results could be materially and adversely affected.
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
We are subject to the standard and non-negotiated policies and terms of service/publisher agreements of third-party platforms, which govern the promotion, distribution, content, and operation generally of games on the platform. Each platform provider has broad discretion to unilaterally change and interpret its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how we are able to advertise on the platform, change how the personal information of its users is made available to application developers on the platform, limit the use of personal information for advertising purposes, or restrict how players can share information with their friends on the platform or across platforms. Any of these changes could be implemented with little or no advance notice, and we may be unable to take action avert or reduce the negative impacts such changes could impose on our business.
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
Obtaining and maintaining high ratings of our games on the platforms on which we operate are important as they help drive users to find our games. If the ratings of any of our games decline or if we receive significant negative reviews that result in a decrease in our ratings, our games could be more difficult for players to find or recommend. In addition, we may be subject to negative review campaigns or defamation campaigns intended to harm our ratings. Any such decline may lead to loss of users and revenues, additional advertising and marketing costs, and reputation harm.
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
Additionally, if our platform providers were to develop competitive offerings, either on their own or in cooperation with one or more competitors, our growth prospects could be negatively impacted. For example, Apple developed its own video game subscription service, Apple Arcade, which may compete further with our games. Netflix, a relatively new entrant in the gaming market, has expanded its offerings by including a growing library of mobile games as part of its subscription service. With its expansive customer base and vast resources, Netflix could pose a material competitive threat to the Company’s business. Increased competition and success of other brands, genres, business models and games could result in, among other things, a loss of players, or negatively impact our ability to acquire new players cost-effectively, which could have a material adverse effect on our business, financial condition and results of operations.
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
We have engaged, and expect to engage, third-party game development companies to develop and operate certain mobile games, including myVEGAS Bingo, POP! Slots, MGM Slots Live, and my Konami Slots, and if they fail to perform as expected, our business may suffer.
We currently, have in the past, and expect in the future to, engage third-party game development companies to develop and operate certain mobile games on our behalf. Currently, we rely on third-party game development companies to provide operation and development services for our myVEGAS Bingo, POP! Slots, MGM Slots Live, and my KONAMI Slots games. In each instance, we have been, and in the future intend to be, the publisher of our existing games as well as third-party developed or co-developed games when they are available to players through platforms such as the Apple App Store, Google Play Store, Amazon Appstore, and Facebook. However, in some cases much of the responsibility to develop and operate our games will be undertaken by the development company. Typically when we engage a third-party game development company, we will enter into a contract with them that defines their and our duties and responsibilities. With a third-party game development company, we have limited control over the work performed by the development company and are therefore subject to risks that differ from, and might be greater than, those we are subject to when our own employees are developing and operating our games. For example, limited control over work being performed could materially and adversely impact the timely development and completion of our games, and their publication could be delayed due to the development company’s failure to adhere to our milestones and roadmaps. We have in the past experienced this risk when one of our third-party game development companies failed to complete development milestones in accordance with our game development roadmap. If our third-party game development companies do not perform in accordance with our agreements with them, it could adversely affect the development of our games that are the subject of that agreement, including delaying their availability for launch and their performance once launched, which could materially and adversely impact our ability to meet our forecasts.
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
If our player base and engagement continue to grow, and the number and types of games and features we offer continue to grow and evolve, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our players’ needs and operate our business. Such infrastructure expansion may be complex, and unanticipated delays in completing these projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our games or other operations. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully use the underlying equipment or software, which could further degrade the player experience or increase our costs. As such, we could fail to continue to effectively scale and grow our technical infrastructure to accommodate increased demands. In addition, our business may be subject to interruptions, delays or failures resulting from adverse weather conditions, other natural disasters, power loss, terrorism, cybersecurity attacks, public health emergencies, or other catastrophic events.
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
We intend to grow our business through strategic transactions, including acquisitions, investments, and joint ventures, that involve numerous risks and uncertainties. We have previously closed several such transactions, including the acquisitions of Brainium and Pixode, and the license rights for Tetris®-branded mobile games, and are currently in, and in the future expect to continue to be in, various stages of seeking, evaluating, and pursuing additional strategic transactions both in the U.S. and in non-U.S. jurisdictions. These transactions often require unique approaches to integration due to, among other reasons, the structure of the transactions, the locations, and cultural differences among the other company’s teams and ours, and have required and will continue to require significant attention from our management team. If we are unable to obtain the anticipated benefits from these transactions, or if we encounter difficulties in integrating any acquired operations with our business, our financial condition and results of operations could be materially harmed.
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
Continuing to expand our business to attract players in countries outside of the U.S. is an important element of our business strategy. An important part of targeting international markets is developing offerings that are localized and customized for the players in those markets. While we have international game studios in Hong Kong, Israel, Serbia, Singapore, Vietnam, Mexico and Chile we expect to continue to expand our international operations in the future by opening new international game studio locations and expanding our offerings in new languages. Our ability to expand our business and to attract players and talented employees in other international markets we may enter will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, economics, legal systems, alternative dispute systems, regulatory systems, and commercial infrastructures.
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
There are ongoing academic, political, and regulatory discussions in the U.S., Europe, Australia, and other jurisdictions regarding whether social casino applications should be subject to a higher level or different type of regulation than other social game applications to protect consumers, in particular minors and persons susceptible to addiction to social casino games, and, if so, what this regulation should include. For example, at the end of August 2020, a court approved a settlement of class action litigation relating to alleged violations by Big Fish Games, Inc., the operator of an online social casino game, of a specific anti-gambling law in the State of Washington, in an aggregate amount equal to $155.0 million. In addition, since 2020 there have been numerous cases filed against social casino game developers, and third party platform providers, alleging that social casino games violate various states' gambling laws. For example, in September 2024, a court ruled that two slot-theme games operated by High Five Games constituted illegal gambling under Washington law. As a result, the company was ordered to pay $24.9 million in February 2025. In January 2025, the Washington State Gambling Commission issued a public memo in which it asserted that games of chance involving virtual currency are likely to be classified as illegal gambling under Washington law. It also encouraged companies offering virtual casino-style games to Washington residents to review their games and ensure compliance with state gambling regulations.
We have been subject to lawsuits in Alabama, Tennessee, Kentucky and Washington, alleging that our social casino-themed games constitute illegal gambling under applicable state laws and seeking to recover amounts paid by the residents of the applicable state in connection with such games. In addition, we have received demands for arbitration alleging that our games constitute illegal gambling under applicable state law. These demands generally attempt to recover amounts spent by third parties on the Company’s games by relying on state gambling loss recovery statutes and/or by seeking to have the applicable Terms of Service declared invalid. See a full description of Legal Proceedings in Note 17—Commitments and Contingencies of the Financial Statements.
We cannot predict the likelihood, timing, scope, or terms of any actions taken by an regulatory body, nor can we predict the timing or outcome of any litigation or arbitration proceedings. While we believe our games operate differently from games implicated in the Big Fish Games class action litigation, if new social casino regulations are imposed, or if anti-gambling laws or other regulations are interpreted to apply to our social casino games, certain, or all, of our casino-themed games may become subject to the rules and regulations and we may be exposed to civil and criminal penalties, fines, and other liabilities, which could be material and could harm our business or financial condition. Recent regulatory developments, such as the Washington State Gambling Commission's January 2025 public memo described above, indicate growing regulatory scrutiny in this area. Any costs incurred as a result of these potential liabilities, including defense costs, could harm our business, financial condition, or results of operations.
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
These recent and ongoing developments will require us to continually review and amend the legal mechanisms by which we make and/ or receive personal data transfers from the EEA and UK to the U.S. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses and other mechanisms cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints, and regulatory investigations or fines, or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
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
We are also subject to evolving EU and UK privacy laws on cookies and similar technologies and eMarketing. In the EU and the UK, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive were expected to be replaced by an EU regulation known as the ePrivacy Regulation which would have significantly increased fines for non-compliance. However, as of February 11, 2025, the European Commission withdrew the ePrivacy Regulation. In the EU and the UK, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. Recent European court decisions and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach endorsed in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs, and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline in the use of cookies or similar online tracking technologies as a means to identify and potentially target players, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand our players.
Additionally, Internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of advertising on their devices, including through Apple’s Identifier for Advertising, or IDFA, or Google’s Advertising ID, or AAID, for Android devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications. Advertising identifiers are frequently used as a means to deliver targeted advertising to devices. If players elect to utilize the opt-out mechanisms in greater numbers, our ability to deliver effective advertisements would suffer, which could adversely affect our revenues from in-game advertising.
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
Cybersecurity attacks and malicious activity, including breaches, computer malware and ransomware, computer hacking, and insider threats, have become more prevalent in our industry. Any cybersecurity breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions, loss or corruption of data, software, hardware, or other computer equipment, or the inadvertent transmission of computer viruses or other unauthorized access to our systems caused by employee error, malfeasance, or other disruptions could adversely affect our business, financial condition, results of operations, or reputation.
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
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or changes in interpretations of existing laws could cause us to be subject to additional income-based taxes and non-income based taxes (such as payroll, sales, use, value-added, digital services, excise, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. For example, in December 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act, or the 2017 Tax Act. The 2017 Tax Act, which is set to expire at the end of 2025, significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed repatriation toll tax on cumulative undistributed foreign earnings. Many of the provisions of the 2017 Tax Act are highly complex and may be subject to further interpretive guidance from the Internal Revenue Service, or IRS, or others. Some of the provisions of the 2017 Tax Act may be changed by Congress and may face future challenges by the World Trade Organization, or WTO, such as the favorable tax treatment for foreign-derived intangible income claimed by us. Although we cannot predict the nature or outcome of such future interpretive guidance, or actions by Congress or WTO, they could adversely impact the consolidated results of our operations and financial position. In addition, many countries in the EU, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. Any significant changes to our future effective tax rate may materially and adversely affect our business, financial condition, results of operations, or cash flows.
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
In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy as a whole, inflation, unemployment, consumer debt levels, geopolitical events, and other challenges impacting the global economy, including public health emergencies, disruption of supply chains, and military hostilities, may adversely affect consumer confidence or cause a reduction to our players’ disposable income or our rewards partners’ budgets resulting in fewer or less desirable rewards to be offered to our players. In addition, the impact of inflation on our operating expenses may decrease profitability. Any one of these changes could materially and adversely affect our business, financial condition, results of operations, or prospects.
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
We are currently an “emerging growth company” and a "smaller reporting company" within the meaning of the Securities Act and have taken advantage of certain exemptions from disclosure requirements, which could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.
We are currently an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. We also currently qualify as a "smaller reporting company" which makes us eligible for certain reduced reporting requirements. As such, we are eligible for and have taken advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, and we intend to continue to take advantage of such exemptions for as long as we continue to be an emerging growth company, including, but not limited to: (i) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year in which the market value of our Class A common stock that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (2) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (3) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period, or (4) the last day of the fiscal year following the fifth anniversary of the date of the first sale of Acies Class A ordinary shares. Investors may find our securities less attractive because we have relied on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
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
Our workforce and operations have grown substantially since our inception. If we are unable to effectively manage our workforce, our financial performance and future prospects will be adversely affected.
Since our inception, we have experienced growth in the U.S. and internationally. This expansion increases the complexity of our business and has placed, and will continue to place, significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage our expanded business operations, which could damage our reputation and negatively affect our operating results.
Properly managing our workforce requires us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, finance and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating these new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented reductions in force and may in the future implement other reductions in force. Any reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees, and reduced employee morale. Any reduction in force also could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in force. Properly managing our workforce may require us to establish consistent policies across regions and functions, and a failure to do so could harm our business.
Our failure to upgrade our technology or network infrastructure effectively to support our business operations could result in unanticipated disruptions. To manage the growth of our operations and personnel and improve the technology that supports our business operations, as well as our financial and management systems, disclosure controls and procedures, and internal controls over financial reporting, we will be required to commit substantial financial, operational, and technical resources.
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
We have in the past and may continue to experience disruption as a result of catastrophic events. The occurrence of a catastrophic event may result in our inability to continue business operations and may result in system interruptions, reputational harm, delays in application development, lengthy interruptions in our services, breaches of data security and loss of critical data, such as player, customer and billing data, as well as intellectual property rights, software, or other relevant data regarding operations, and there can be no assurances that our insurance policies will provide coverage for any resulting losses, which could have a material adverse effect on our business, financial condition, and results of operations.
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
So long as more than 50% of the voting power for the election of directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of the Nasdaq corporate governance standards. As of December 31, 2024, the Founder Group controlled more than 70% of the combined voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards and are not subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board of Directors selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. As of the date of this Annual Report on Form 10-K, we do not utilize any of these exemptions, however, should we later choose to do so, you may not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements.
The Founder Group may have its interest in us diluted due to future equity issuances or its own actions in selling shares of our Class B common stock, in each case, which could result in a loss of the “controlled company” exemption under the Nasdaq listing rules. We would then be required to comply with those provisions of the Nasdaq listing requirements.

If we fail to continue to meet the listing standards of Nasdaq, our common stock may be delisted, which could have a material adverse effect on the price and liquidity of our common stock.

Our common stock is currently listed on the Nasdaq Global Market. Nasdaq has requirements that a company must meet in order to remain listed on Nasdaq. In particular, Nasdaq rules require us to maintain a minimum bid price of $1.00 per share of our common stock (the “Bid Price Requirement”). If the closing bid price of our common stock falls below $1.00 per share for 30 consecutive trading days or we do not meet other listing requirements, we would fail to be in compliance with Nasdaq listing standards. There can be no assurance that we will continue to meet the Bid Price Requirement or any other Nasdaq continued listing requirement in the future.

If we fail to satisfy Nasdaq continued listing requirements, the Nasdaq Global Market may take steps to delist our Class A common stock. Such a delisting would likely have a negative effect on the price of our Class A common stock and would significantly impair the ability of shareholders to purchase or sell shares. In the event of a delisting, there can be no assurance that any action taken by the Company to restore compliance with applicable listing requirements would allow the Company’s Class A common stock to become listed again, stabilize the market price or improve the liquidity of the Class A common stock, or prevent future non-compliance with applicable listing requirements.

The dual class structure of our common stock has the effect of concentrating voting power with Andrew Pascal, our Chairman and Chief Executive Officer, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.
Shares of our Class B common stock are entitled to twenty (20) votes per share, while shares of our Class A common stock are entitled to one (1) vote per share. Mr. Pascal and his affiliated entities included in the Founder Group hold all of the issued and outstanding shares of our Class B common stock. Accordingly, as of December 31, 2024, the Founder Group, including Mr. Pascal, beneficially owned or controlled more than 70% of the combined voting power of our outstanding common stock, and is able to control matters submitted to our stockholders for approval, including the election of directors, amendments to our organizational documents and any merger, consolidation, sales of all or substantially all of our assets or other major corporate transactions. Mr. Pascal may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and may ultimately affect the market price of shares of our Class A common stock.
We cannot predict the impact our dual class structure may have on the stock price of our Class A common stock.
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. Under these policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-

traded funds, and other investment vehicles that attempt to passively track those indices will not be investing in our stock. It is unclear what effect, if any, these policies will have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. As a result, the market price of shares of our Class A common stock could be adversely affected.
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
On April 6, 2022, a class action lawsuit was filed in the United Stated District Court, Northern District of California, by a purported Company shareholder in connection with alleged federal securities law violations: Christian A. Felipe et. al. v. PLAYSTUDIOS, Inc. (the “Felipe Complaint”). On July 15, 2022, the lawsuit was transferred to the United States District Court of Nevada, Southern District. On October 4, 2022, the plaintiffs filed an amendment to the Felipe Complaint. The Felipe Complaint names the Company, several current and former board members of the Company, board members and officers of Acies Acquisition Corp., and Andrew Pascal, the Company’s Chairman and CEO, as defendants. The Felipe Complaint alleges misrepresentations and omissions regarding the state of the Company’s development of the Kingdom Boss game and its financial projections and future prospects in the S-4 Registration Statement filed by Acies that was declared effective on May 25, 2021, the Proxy Statement filed by Acies on May 25, 2021, and other public statements that touted Old PLAYSTUDIOS’ financial performance and operations, including statements made on earnings calls and the Amended S-1 Registration Statement filed by the Company that was declared effective on July 30, 2021. The Felipe Complaint alleges that the misrepresentations and omissions resulted in stock price drops of 13% on August 12, 2021, and 5% on February 25, 2022, following (i) the Company’s release of financial results for the second quarter of 2021, ended on June 30, 2021, and (ii) the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and issuance of a press release summarizing financial results for the fourth quarter and year ended December 31, 2021, respectively. The Felipe Complaint seeks an award of damages for an unspecified amount. On January 20, 2025, the parties reached an agreement in principle to settle the matter. The settlement is subject to the parties’ negotiation of a formal stipulation of settlement and all related documentation, which is currently in process. The settlement also will be subject to preliminary and final approval by the federal district court in which the case is pending. The matter will not be fully resolved until such approvals are issued, the case is dismissed, and judgment is entered by the court.
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
Outstanding Warrants to purchase an aggregate of 10,996,631 shares of our Class A common stock became exercisable in accordance with the terms of the Warrant Agreement governing those securities on October 27, 2021. The exercise price of these Warrants is $11.50 per share. The Company completed an offer to purchase each of its Warrants in the Tender Offer (as defined and described in Note —Warrant Liabilities in the accompanying consolidated financial statements) on May 13, 2022, in which holders of 1,792,463 outstanding Public Warrants tendered their Public Warrants for a purchase price of $1.00 per warrant. Following redemption of the Public Warrants tendered in the Tender Offer, approximately 5.4 million Public Warrants and approximately 3.8 million Private Warrants remained outstanding. In addition, up to 15,000,000 contingently issuable shares (the "Earnout Shares") may be issued, and up to 900,000 unvested shares previously issued to the sponsor of Acies (the " Sponsor Shares") may vest and become unrestricted, upon the closing price of the Class A common stock exceeding $12.50 and $15.00 per share, respectively, for any 20 trading days within any 30-trading day window commencing on or after November 18, 2021 and ending no later than June 21, 2026 (the Earnout Shares will also vest based on the price targets in connection with a sale of our company). To the extent such Warrants are exercised and the Earnout Shares are issued or the Sponsor Shares vest and become unrestricted, additional shares of our Class A common stock will be issued or become eligible for resale, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Actual or potential sales of Earnout Shares or Sponsor Shares in the public market, or the fact that additional shares are issuable upon exercise of such Warrants, could adversely affect the market price of our Class A common stock.
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
•the volume of shares of our Class A common stock available for public sale; and
•general economic and political conditions, such as the effects of inflation, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability, armed conflict between Israel and Hamas in Gaza and between Israel and Hezbollah in Jordan and the West Bank, armed conflict between Ukraine and Russia, or other acts of war or terrorism.
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
We do not currently pay dividends on our common stock, and as a result capital appreciation, if any, may be the sole source of gain for our stockholders.
We currently do not pay dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will depend our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects, and such other factors as the Board of Directors deems relevant. To the extent that we continue our current policy of not paying dividends on our common stock, capital appreciation, if any, will be the sole source of potential gain for our stockholders. Consequently, stockholders may only experience a gain from an investment in our common stock if the price of our common stock increases.
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
We have a cybersecurity leadership team comprised of our Chief Information Security Officer ("CISO"), our Global Head of Infrastructure, and other senior leaders on our Information Technology group (“Cybersecurity Leadership Team”). Our Cybersecurity Leadership Team works with third-party service providers to help identify, assess, and manage our cybersecurity threats and risks, including through the use of our cybersecurity risk assessment program. Our Cybersecurity Leadership Team identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods, including automated and manual tools, third-party threat feeds, internal audits, access control assessments, and evaluating threats reported to us by various third-party enterprise threat reporting services. The members of our Cybersecurity Leadership Team, including our CISO, have significant experience in managing and leading cybersecurity teams and in developing and implementing cybersecurity and data privacy systems and processes.
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
ITEM 3.    LEGAL PROCEEDINGS
See discussion of legal proceedings in Note 12—Accrued and Other Current Liabilities and Note 17—Commitments and Contingencies in the accompanying consolidated financial statements.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Information
Our Class A common stock is traded on the Nasdaq Global Market under the ticker symbol MYPS. There is no public market for our Class B common stock.
Holders of our Common Stock
As of February 28, 2025, there were 83 holders of record of our Class A common stock, four holders of record of our Class B common stock and five holders of record of our Warrants. The number of record holders does not include Depository Trust Company participants or beneficial owners holding shares through nominee names.
Dividend Policy
We do not currently pay cash dividends on our shares of Class A common stock or Class B common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will depend our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects, and such other factors as the Board of Directors deems relevant.
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

$200.00
$150.00
$100.00
$50.00
$.00
12/21/20
03/31/21
09/30/21
03/31/22
09/30/22
03/31/23
09/30/23
03/31/24
09/30/24
PLAYSTUDIOS, Inc.
S&P 500 Index
Nasdaq Composite

The performance graph should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.
Recent Sales of Unregistered Securities
None
Use of Proceeds
None

Issuer Purchases of Equity Securities
The following table provides information about share repurchases made by us of our Class A common stock during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program[3] (In thousands)
October 1, 2024 - October 31, 2024	535,967	$1.49	528,659	$44,680
November 1, 2024 - November 30, 2024	518,010	1.71	407,787	43,981
December 1, 2024 - December 31, 2024	238,794	2.05	234,445	43,500

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
3.The repurchases are being executed from time to time, subject to general business and market conditions, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 trading plans, pursuant to a stock repurchase program. On November 10, 2021, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, within a 12 month period, up to $50.0 million of the Company’s Class A common stock at such times and in such amounts as the Company’s Board of Directors deems appropriate, based on factors such as market conditions, legal requirements, and other business considerations. The Company publicly announced the approval of such stock repurchase program on November 12, 2021. On November 2, 2022, the Company’s Board of Directors approved an extension of the time period for repurchases under the stock repurchase program for an additional 12 months from November 10, 2022 to November 10, 2023. On November 1, 2023, the Company's Board of Directors extended the stock repurchase program through November 10, 2024 and increased the remaining amount authorized to $50.0 million. On November 1, 2024, the Company's Board of Directors extended the repurchase program through November 1, 2025. See Note 18—Stockholders’ Equity of the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information relating to share repurchases.
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
Overview
We are a developer and publisher of free-to-play casual games for mobile and social platforms. Over our 13-year history, we developed a portfolio of free-to-play social casino games that are considered to be among the most innovative and unique in the genre. In 2021, we added our Tetris®-branded mobile game and in late 2022 we acquired Brainium, a developer and publisher of free-to-play casual games. Our games include the award-winning POP! Slots, myVEGAS Slots, my KONAMI Slots, MGM Slots Live, myVEGAS Blackjack, myVEGAS Bingo, Tetris®, Solitaire, Spider Solitaire, Jumbline 2, Sudoku, and Mahjong. Our games are based on original content as well as third-party licensed brands and are downloadable and playable for free on multiple social and mobile-based platforms, including the Apple App Store, Google Play Store, Amazon Appstore, and Facebook.
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
Our playAWARDS platform embodies all of the features, tools, and capabilities needed to deliver loyalty programs tailored for the games industry. Our consumer-facing brand for our loyalty program is myVIP. The myVIP program is an aspirational benefits framework, with in-game mechanics and rewards features, along with a player development and hosting program. The program dynamically ranks and assigns players to tiers based on their accumulation of tier points, which are a proxy for their overall engagement with our games. The tier points are separate from and are not interchangeable with the loyalty points earned in the playAWARDS program. Qualified players are provided access to enhanced benefits that increase with each tier. Higher tiers provide access to a myVIP player portal where players can view and purchase special chip bundles, redeem loyalty points for a curated set of rewards, and communicate directly with a dedicated personal host. The myVIP player portal, concierge, and host programs, enhance the in-game and real-world reward experience with both in-game and in-person, invitation-only special events. We believe that the myVIP program drives increased player engagement and retention, and therefore extends each game's life-cycle and revenue potential.
We have primarily generated our revenue from the sale of in-game virtual currencies, which players can choose to purchase at any time to enhance their playing experience. Once purchased, our virtual currency cannot be withdrawn from the game, transferred from one game to another or from one player to another, or be redeemed for monetary value. Players who install our games receive free virtual currencies upon the initial launch of the game, and they may also collect virtual currencies free of charge at periodic intervals or through targeted marketing promotions. Players may exhaust the free virtual currencies and may choose to purchase additional virtual currencies. Additionally, players can send free “gifts” of virtual currencies to their friends on Facebook. Our revenue from virtual currencies has been generated world-wide, but is largely concentrated in North America.

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
Smaller Reporting Company ("SRC") Accommodations
As an SRC, we have elected to use scaled disclosure accommodations permitted by the SEC, which means that this section does not include all disclosures required for larger reporting companies. Specifically:
•We have presented only two years of audited financial statements instead of three.
•We are not required to include the contractual obligations table that larger companies must disclose.
•Our executive compensation disclosures are reduced under Item 402 of Regulation S-K.
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

•User Acquisition—Establishing and maintaining a loyal network of players and paying players is vital for our success. As such, we spend a significant amount on advertising and other forms of player acquisition, such as traditional marketing and advertising, email and push notifications, and cross promoting between our games in order to grow our player base. These expenditures are generally related to new content launches, game enhancements, and ongoing programs to drive new player acquisition and the reactivation of lapsed player engagement. Our player acquisition strategy is centered on a payback period methodology, and we strive to optimize spend between the acquisition of new players and the reactivation of inactive players.

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
Results of Operations
Comparison of the year ended December 31, 2024 versus the year ended December 31, 2023
The following table summarizes our consolidated results of operations for the years ended December 31, 2024 and 2023 (in thousands, except percentages):

	Years Ended December 31,
	2024	2023	$ Change		% Change
Net revenue	$289,429	$310,886	$(21,457)		(6.9)%
Operating expenses	322,293	321,373	920		0.3%
Operating loss	(32,864)	(10,487)	(22,377)		213.4%
Net loss	$(28,687)	$(19,393)	$(9,294)		47.9%
Net loss margin	(9.9)%	(6.2)%	(3.7)	pp	59.7%

pp = percentage points
Net Revenue by Reportable Segment

	Year Ended December 31,
	2024	2023	Change	% Change
Net revenue
playGAMES	$289,367	$306,714	$(17,347)	(5.7)%
playAWARDS	62	4,172	(4,110)	(98.5)%
Net revenue	$289,429	$310,886	$(21,457)	(6.9)%

Revenue information by geography is summarized as follows (in thousands, except percentages):

	Years Ended December 31,
	2024	2023	Change	% Change
United States	$244,184	$265,660	$(21,476)	(8.1)%
All other countries	45,245	45,226	19	—%
Net revenue	$289,429	$310,886	$(21,457)	(6.9)%
playGAMES
playGAMES revenue was $289.4 million for the year ended December 31, 2024 compared to $306.7 million for year ended December 31, 2023.
The following table shows net revenues and key performance indicators for our playGAMES division (in thousands, except percentages and ARPDAU):

	Year Ended December 31,
	2024	2023	Change		% Change
Virtual currency	$228,877	$247,929	$(19,052)		(7.7)%
Advertising	60,197	58,236	1,961		3.4%
Other revenue	293	549	(256)		(46.6)%
Net revenue	$289,367	$306,714	$(17,347)		(5.7)%

Average DAU	3,100	3,524	(424)		(12.0)%
Average MAU	13,120	13,489	(369)		(2.7)%
Average DPU	24	27	(3)		(11.1)%
Average Daily Payer Conversion	0.8%	0.8%	—	pp	—%
ARPDAU (in dollars)	$0.26	$0.24	$0.02		8.3%

pp = percentage points
Net revenue decreased $17.3 million, or 5.7%, to $289.4 million during the year ended December 31, 2024 compared to $306.7 million during the year ended December 31, 2023. The decrease was primarily due to a $19.1 million decrease in virtual currency revenue primarily driven by decreases in Average DPU. The decrease was partially offset by growth in advertising revenue.
playAWARDS
The following table shows net revenues and key performance indicators for our playAWARDS division (in thousands):

	Year Ended December 31,
	2024	2023	Change	% Change
Virtual currency revenue	$54	$—	$54	nm
Other revenue	8	4,172	(4,164)	(99.8)%
Net revenue	$62	$4,172	$(4,110)	(98.5)%

Available Rewards (in units)	525	578	(53)	(9.2)%
Purchases (in units)	1,772	1,760	12	0.7%
Retail Value of Purchases	$114,135	$105,847	$8,288	7.8%
Net revenue decreased by $4.1 million, or 98.5%, due to the non-renewal of a licensing arrangement with a customer, offset by increases in virtual currency revenue. The key performance indicators presented above are used by management to assess the playAWARDS segment's operating performance, however there is no relationship between the key performance indicators and revenue metrics.

Operating Expenses
The following table summarizes our consolidated operating expenses for the years ended December 31, 2024 and 2023 (in thousands, except percentages):

	Years Ended December 31,				% of Net Revenue
	2024	2023	$ Change	% Change	2024	2023
Operating expenses:
Cost of revenue	$72,716	$77,800	$(5,084)	(6.5)%	25.1%	25.0%
Selling and marketing	64,623	74,360	(9,737)	(13.1)%	22.3%	23.9%
Research and development	67,683	70,298	(2,615)	(3.7)%	23.4%	22.6%
General and administrative	46,121	45,072	1,049	2.3%	15.9%	14.5%
Depreciation and amortization	45,440	45,259	181	0.4%	15.7%	14.6%
Restructuring expenses	25,710	8,584	17,126	199.5%	8.9%	2.8%
Total operating expenses	$322,293	$321,373	$920	0.3%	111.4%	103.4%
Cost of Revenue
Cost of revenue decreased by $5.1 million, or 6.5%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was due to a decline in virtual currency revenue partially offset an increase direct to consumer sales, which incur lower processing fees.
Selling and Marketing
Selling and marketing expenses decreased by $9.7 million, or 13.1%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to decrease in user acquisition expenses of $13.7 million. This decrease was offset by increases to marketing expenses of $1.3 million, IT software of $0.7 million, outside service costs of $0.6 million, stock compensation of $0.6 million, and other selling and marketing expenses of $0.8 million.

Research and Development
Research and development expenses decreased by $2.6 million, or 3.7%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to decreases to stock compensation of $2.2 million, payroll and related costs of $0.9 million, and other research and development costs of $1.3 million. This decrease was offset by increases to IT software of $0.9 million and outside service costs of $0.9 million.
General and Administrative
General and administrative expenses increased by $1.0 million, or 2.3%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to increases to employee costs of $1.5 million, IT software of $1.4 million, and stock compensation of $1.0 million. This increase was offset by decreases to insurance of $1.0 million, legal expenses of $0.6 million, outside service costs of $0.5 million, and other general and administrative expenses of $0.8 million.
Depreciation and Amortization
Depreciation and amortization expenses increased by $0.2 million, or 0.4%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to the acquisition of intangible assets in connection with the business combination of Pixode, as well as increased amortization as a result of license renewals. This was offset by a decrease of internal-use software amortization in connection with write-downs of certain assets during the year ended December 31, 2024. See Note 10—Intangible Assets and Internal-Use Software, Net.

Restructuring Expenses
Restructuring expenses increased by $17.1 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to increases of non-cash impairment of $7.2 million, management restructurings of $4.0 million, and non-recurring legal expenses of $7.4 million. This increase was offset by decreases of $0.4 million of various merger and acquisition opportunities and $1.1 million of other restructuring expenses.
Other Income, Net
The following table summarizes our consolidated other income, net for the years ended December 31, 2024 and 2023 (in thousands, except percentages):

	Years Ended December 31,
	2024	2023	$ Change	% Change
Change in fair value of warrant liabilities	$856	$2,596	$(1,740)	(67.0)%
Interest income, net	4,902	4,858	44	0.9%
Other (expense) income, net	(182)	513	(695)	(135.5)%
Total other income, net	$5,576	$7,967	$(2,391)	(30.0)%
The change in fair value of warrant liabilities is related to the warrants discussed in Note 12—Accrued and Other Current Liabilities to our consolidated financial statements herein. Interest income, net is related to interest earned on cash and cash equivalents offset by fees and expenses associated with the Credit Agreement as discussed in Note 14—Long-Term Debt to our consolidated financial statements herein. Other income, net primarily relates to gains or (losses) from equity investments and gains or (losses) from foreign currency transactions with our foreign subsidiaries.
Provision for Income Taxes
Income tax expense was approximately $1.4 million for the year ended December 31, 2024, as compared to an income tax expense of $16.9 million for the year ended December 31, 2023. The income tax expense for the year ended December 31, 2024 reflected an effective income tax rate of negative 5.1%, which was less than the statutory tax rate of 21% primarily due to the recording of a valuation allowance on deferred tax assets, impacts from short falls associated with stock-based compensation, impacts from foreign branch income, and other nondeductible expenses. The income tax benefit reflected an effective income tax rate of negative 669.7% for the year ended December 31, 2023, which was less than the statutory federal rate of 21.0% primarily due to the recording of a valuation allowance on deferred tax assets, the effect of additional foreign taxes paid related to a settlement with the Israel Tax Authority, impacts from foreign branch income, and other nondeductible expenses. The decrease in our effective tax rate was partially offset by benefits from the exercise of non-qualified stock options, changes to the fair value adjustment of the warrant liability, and the deduction of foreign taxes paid.
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

Comparison of the year ended December 31, 2024 versus the year ended December 31, 2023

	Year Ended December 31,
	2024	2023	Change	% Change
AEBITDA
playGAMES	$85,074	$88,676	$(3,602)	(4.1)%
playAWARDS	(13,710)	(10,379)	(3,331)	32.1%
Corporate and other	(14,815)	(16,005)	1,190	(7.4)%
Consolidated AEBITDA	$56,549	$62,292	$(5,743)	(9.2)%

Segment AEBITDA Margin:
playGAMES	29.4%	28.9%	0.5%	1.7%
playAWARDS	nm	nm	nm	nm
nm - not meaningful
playGAMES
playGAMES AEBITDA was $85.1 million for the year ended December 31, 2024 compared to $88.7 million for year ended December 31, 2023, a decrease of 4.1%. playGAMES AEBITDA margin was 29.4% for the year ended December 31, 2024 compared to 28.9% for year ended December 31, 2023. The decrease to playGAMES AEBITDA was a result of decreased virtual currency revenue primarily driven by decreases in DPU. playGAMES AEBITDA margin was 29.4% for the year ended December 31, 2024 compared to 28.9% for year ended December 31, 2023, primarily as a result of lower user acquisition costs.
playAWARDS
playAWARDS AEBITDA was $(13.7) million for the year ended December 31, 2024 compared to $(10.4) million for year ended December 31, 2023. The decrease in AEBITDA can be attributed to the non-renewal of a licensing arrangement with a customer.
Non-GAAP Measures
Consolidated AEBITDA and Consolidated AEBITDA Margin
Consolidated AEBITDA, as used herein, is a non-GAAP financial performance measure that is presented as a supplemental disclosure and is reconciled to net income as the most directly comparable GAAP measure. We define Consolidated AEBITDA as net income before interest, income taxes, depreciation and amortization, restructuring and related costs (consisting primarily of severance, asset impairments, and other restructuring related costs), stock-based compensation expense, changes in fair value of warrant liabilities, and other income and expense items (including special infrequent items, foreign currency gains and losses, and other non-cash items). We also use Consolidated AEBITDA Margin, another non-GAAP measure, which we calculate as Consolidated AEBITDA as a percentage of net revenue.
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

The following table sets forth the reconciliation of Consolidated AEBITDA and Consolidated AEBITDA Margin to net income and net income margin, the most directly comparable GAAP measure (in thousands, except percentages):

	Years Ended December 31,
	2024	2023
Net revenue	$289,429	$310,886
Net loss	$(28,687)	$(19,393)
Net loss margin	(9.9)%	(6.2)%
Adjustments:
Depreciation & amortization	45,440	45,259
Income tax expense	1,399	16,873
Stock-based compensation expense	18,113	18,722
Change in fair value of warrant liability	(856)	(2,596)
Change in fair value of contingent consideration	85	(950)
Restructuring and related(1)	25,710	8,584
Other(2)	(4,655)	(4,207)
Consolidated AEBITDA	$56,549	$62,292
Consolidated AEBITDA Margin	19.5%	20.0%

(1)Amounts reported include mergers and acquisition related expenses, management restructuring and severance, asset impairments and write-downs, extraordinary expenses related to the war in Israel, and other various nonrecurring expenses.
(2)Amounts reported in “Other, net” include interest expense, interest income, gains/losses from investments, foreign currency gains/losses, and non-cash gains/losses on the disposal of assets.
Liquidity and Capital Resources
As of December 31, 2024, we had cash and cash equivalents of $109.2 million, which consisted of cash on hand and money market mutual funds. As of December 31, 2024 we had restricted cash of $1.2 million. Historically, we have funded our operations, including capital expenditures, primarily through cash flow from operating activities. We believe that our existing cash and cash equivalents, the cash generated from operations, and the borrowing capacity under our Credit Agreement as described below will be sufficient to fund our operations and capital expenditures for at least the next twelve (12) months. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure, or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds or we may decide to do so opportunistically.
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
On July 1, 2024, the Company, a subsidiary of the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, entered into the Amendment No. 5 to Credit Agreement (the “Amendment No. 5”) to, among other things, exclude from the covenant set forth in Section 6.01 of the Credit Agreement regarding the incurrence of Indebtedness (as defined therein) the contingent consideration obligations relating to the Pixode acquisition.
As of December 31, 2024, we do not have any outstanding amounts under the Credit Agreement.

Cash Flows
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023
Net cash provided by operating activities	$45,740	$51,724
Net cash used in investing activities	(26,294)	(32,306)
Net cash used in financing activities	(41,913)	(20,184)
Effect of exchange rate on cash and cash equivalents	(638)	(345)
Net change in cash, cash equivalents, and restricted cash	$(23,105)	$(1,111)
Operating Activities
During the year ended December 31, 2024, operating activities provided $45.7 million of net cash as compared to $51.7 million during the year ended December 31, 2023. The change in cash provided from operating activities primarily related to lower net revenue.
Investing Activities
During the year ended December 31, 2024, investing activities used $26.3 million of net cash as compared to $32.3 million during the year ended December 31, 2023. The change in cash used in investing activities was primarily due to $7.5 million less cash used to purchase intangible assets and internal-use software and $2.3 million less purchases of property and equipment. The decrease was offset by $3.4 million of cash paid for the Pixode acquisition and $0.4 million of other cash payments for investing activities.
Financing Activities
During the year ended December 31, 2024, financing activities used $41.9 million of net cash, while financing activities used $20.2 million of net cash during the year ended December 31, 2023. The change in cash used in financing activities was due to an additional $15.7 million of share repurchases, $3.5 million in increased minimum guarantee payments made, and $2.8 million of less proceeds received from stock option exercises.
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
Players can earn loyalty points through a variety of activities, including but not limited to playing the Company’s games, engaging with in-game advertising, engaging with marketing emails, and logging into the game. The loyalty points can be redeemed for rewards offered by the Company’s rewards partners. There is no obligation for the Company to pay or otherwise compensate the Company’s rewards partners for any player redemptions under the Company’s rewards partner agreements. In addition, both paying and non-paying players can earn loyalty points. Therefore, the loyalty points earned by players are marketing offers and do not provide players with material rights. Accordingly, the earned loyalty points do not require any allocation to the transaction price of virtual currency. Loyalty points or other virtual currencies may be included in certain bundled purchases through certain platforms. Loyalty points or other virtual currencies are not available to be purchased separately and there is no stand alone selling price. If loyalty points or other forms of virtual currencies are included in bundled purchases, the Company will allocate a portion of the transaction price to each of the virtual currencies using the residual approach.
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
Interest Rate Risk
Our exposures to market risk for changes in interest rates relate primarily to our Credit Agreement. The Credit Agreement is a floating rate facility. Therefore, fluctuations in interest rates will impact the amount of interest expense we incur and have to pay. We did not have any borrowings outstanding under our Credit Agreement at December 31, 2024 and December 31, 2023, respectively.
We do not purchase or hold any derivative financial instruments for trading purposes.
Investment Risk
We had cash and cash equivalents totaling $109.2 million and $132.9 million as of December 31, 2024 and December 31, 2023, respectively. Our investment policy and strategy primarily attempt to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents primarily consist of cash on hand and money market mutual funds. We have not entered into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would have increased or decreased our interest income for a twelve-month period by an immaterial amount.
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
As of December 31, 2024, we entered into derivative contracts to purchase certain foreign currencies, including the NIS, at future dates. The notional value of amounts hedged was approximately $2.5 million, and all contracts are expected to mature during the upcoming 12 months.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of PLAYSTUDIOS, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PLAYSTUDIOS, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
March 14, 2025
We have served as the Company’s auditor since 2018.

PLAYSTUDIOS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$109,179	$132,889
Receivables, net	30,767	30,465
Prepaid expenses and other current assets	7,156	11,529
Total current assets	147,102	174,883
Property and equipment, net	16,118	17,549
Operating lease right-of-use assets	9,703	9,369
Intangibles assets and internal-use software, net	90,996	110,933
Goodwill	52,222	47,133
Deferred income taxes	3,399	2,764
Other long-term assets	3,415	3,690
Total non-current assets	175,853	191,438
Total assets	$322,955	$366,321
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,518	1,907
Operating lease liabilities, current	3,405	4,236
Accrued and other current liabilities	44,495	39,882
Total current liabilities	49,418	46,025
Minimum guarantee liability	18,000	24,000
Contingent consideration	3,340	—
Deferred income taxes	381	1,198
Operating lease liabilities, non-current	6,659	5,699
Other long-term liabilities	442	1,048
Total non-current liabilities	28,822	31,945
Total liabilities	$78,240	$77,970
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value (100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023)	—	—
Class A common stock, $0.0001 par value (2,000,000 shares authorized, 127,734 and 122,923 shares issued, and 108,287 and 118,200 shares outstanding as of December 31, 2024 and December 31, 2023, respectively)	11	12
Class B common stock, $0.0001 par value (25,000 shares authorized, 16,457 and 16,457 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively).	2	2
Additional paid-in capital	327,951	310,944
Accumulated deficit	(31,324)	(2,637)
Accumulated other comprehensive (loss) income	(632)	124
Treasury stock, at cost, 19,450 and 4,723 shares at December 31, 2024 and December 31, 2023, respectively	(51,293)	(20,094)
Total stockholders’ equity	244,715	288,351
Total liabilities and stockholders’ equity	$322,955	$366,321
The accompanying notes are an integral part of these consolidated financial statements.

PLAYSTUDIOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2024	2023
Net revenue	$289,429	$310,886
Operating expenses:
Cost of revenue(1)	72,716	77,800
Selling and marketing	64,623	74,360
Research and development	67,683	70,298
General and administrative	46,121	45,072
Depreciation and amortization	45,440	45,259
Restructuring and related	25,710	8,584
Total operating costs and expenses	322,293	321,373
Loss from operations	(32,864)	(10,487)
Other income (expense), net:
Change in fair value of warrant liabilities	856	2,596
Interest income, net	4,902	4,858
Other (expense) income, net	(182)	513
Total other income, net	5,576	7,967
Loss before income taxes	(27,288)	(2,520)
Income tax expense	(1,399)	(16,873)
Net loss	$(28,687)	$(19,393)
Net loss attributable to common stockholders per share:
Basic	$(0.22)	$(0.15)
Diluted	$(0.22)	$(0.15)
Weighted average shares of common stock outstanding:
Basic	129,438	132,978
Diluted	129,438	132,978

(1)Amounts exclude depreciation and amortization.
The accompanying notes are an integral part of these consolidated financial statements.

PLAYSTUDIOS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2024	2023
Net loss	$(28,687)	$(19,393)
Other comprehensive (loss) income:
Change in foreign currency translation adjustment(1)	(432)	(11)
Unrealized (loss) gain from derivative financial instruments(1)	(760)	757
Reclassification of loss (gain) from settlement of derivative financial instruments included in net loss(1)	436	(471)
Total other comprehensive (loss) income	(756)	275
Comprehensive loss	$(29,443)	$(19,118)

(1)These amounts are presented gross of the effect of income taxes. The total change and the corresponding effect of income taxes are immaterial.
The accompanying notes are an integral part of these consolidated financial statements.

PLAYSTUDIOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	115,635	$11	16,457	$2	$290,337	$(151)	$16,756	$(4,642)	302,313
Net loss	—	—	—	—	—	—	(19,393)	—	(19,393)
Exercise of stock options	3,672	1	—	—	3,125	—	—	—	3,126
Restricted stock vesting, net of shares withheld	2,450	—	—	—	(3,040)	—	—	—	(3,040)
Stock-based compensation	—	—	—	—	20,522	—	—	—	20,522
Repurchase of common stock	(3,557)	—	—	—	—	—	—	(15,452)	(15,452)
Other comprehensive income	—	—	—	—	—	275	—	—	275
Balance as of December 31, 2023	118,200	$12	16,457	$2	$310,944	$124	$(2,637)	$(20,094)	$288,351

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	118,200	$12	16,457	$2	$310,944	$124	$(2,637)	(20,094)	288,351
Net loss	—	—		—	—	—	(28,687)	—	(28,687)
Exercise of stock options	287	—	—	—	287	—	—	—	287
Restricted stock vesting, net of shares withheld	4,527	—	—	—	(2,701)	—	—	—	(2,701)
Stock-based compensation	—	—	—	—	19,421	—	—	—	19,421
Repurchase of common stock	(14,727)	(1)	—	—	—	—	—	(31,199)	(31,200)
Other comprehensive loss	—	—	—	—	—	(756)	—	—	(756)
Balance as of December 31, 2024	108,287	$11	16,457	$2	$327,951	$(632)	$(31,324)	$(51,293)	$244,715

The accompanying notes are an integral part of these consolidated financial statements.

PLAYSTUDIOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(28,687)	$(19,393)
Adjustments:
Depreciation and amortization	45,440	45,259
Amortization of loan costs	164	151
Stock-based compensation expense	18,113	18,722
Change in fair value of warrant liabilities	(856)	(2,596)
Change in fair value of contingent consideration	85	(950)
Asset impairments and write-downs	9,228	2,219
Deferred income tax expense (benefit)	(1,593)	12,217
Other	980	570
Changes in operating assets and liabilities
Receivables, net	3,687	(4,930)
Prepaid expenses and other current assets	1,269	(1,461)
Income tax receivable	1,283	(744)
Accounts payable & accrued liabilities	651	1,427
Other	(4,024)	1,233
Net cash provided by operating activities	45,740	51,724
Cash flows from investing activities:
Payment for business combination	(3,400)	—
Purchase of property and equipment	(3,980)	(6,335)
Additions to internal-use software	(18,624)	(21,742)
Purchase of intangible assets	—	(4,393)
Other	(290)	164
Net cash used in investing activities	(26,294)	(32,306)
Cash flows from financing activities:
Proceeds from stock option exercises	287	3,125
Repurchases of treasury stock	(31,200)	(15,452)
Payments for minimum guarantee obligations	(8,295)	(4,817)
Payments for tax withholding of stock-based compensation	(2,705)	(3,040)
Net cash used in financing activities	(41,913)	(20,184)
Foreign currency translation	(638)	(345)
Net change in cash, cash equivalents, and restricted cash	(23,105)	(1,111)
Cash and cash equivalents at beginning of period	132,889	134,000
Cash, cash equivalents, and restricted cash at end of period	$109,784	$132,889
Supplemental cash flow disclosures:
Interest paid	$165	$189
Income taxes paid, net of (refunds)	$1,638	$6,111

	Years Ended December 31,
	2024	2023
Non-cash investing and financing activities:
Capitalization of stock-based compensation	$1,308	$1,800
Additions to intangible assets related to licensing agreements	7,943	46,579
Lease modifications	2,769	1,643
Right-of-use assets acquired under operating leases	1,007	—
Contingent and deferred consideration related to business combination	3,355	—
The accompanying notes are an integral part of these consolidated financial statements.

PLAYSTUDIOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted)
NOTE 1—BACKGROUND AND BASIS OF PRESENTATION
Organization and Description of Business
PLAYSTUDIOS, Inc. (the "Company" or "PLAYSTUDIOS") is a Delaware corporation that was initially incorporated as a Cayman Islands exempted company and subsequently domesticated into a Delaware corporation.
The Company develops and operates online and mobile social gaming applications (“games” or “game”), many of which incorporate a unique loyalty program offering “real world” rewards provided by a collection of rewards partners. The Company’s games are free-to-play and available via the Apple App Store, Google Play Store, Amazon Appstore, and Facebook (collectively, “platforms” or “platform operators”). The Company creates games based on its own original content as well as third-party licensed brands. The Company generates revenue through the in-game sale of virtual currency and through advertising. We have two reportable segments as discussed in Note 3—Segment Reporting.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes thereto. Significant estimates and assumptions reflected in the Company’s consolidated financial statements include the estimated consumption rate of virtual currency that is used in the determination of revenue recognition, useful lives of property and equipment and definite-lived intangible assets, the expensing and capitalization of research and development costs for internal-use software, assumptions used in accounting for income taxes, stock-based compensation, the valuation of contingent consideration, and the evaluation of goodwill and long-lived assets for impairment. The Company believes the accounting estimates are appropriate and reasonably determined. Due to the inherent uncertainties in making these estimates, actual amounts could differ materially.
Emerging Growth Company
At December 31, 2024, the Company qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company has taken and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has opted to take advantage of such extended transition period available to emerging growth companies which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company can adopt the new or revised standard at the time private companies adopt the new or revised standard. As a result of the

Company's qualification as an emerging growth company, the Company does not expect to adopt any accounting pronouncements currently deferred based on private company standards. The Company expects to no longer qualify as an emerging growth company on December 31, 2024, the end of the fiscal year following the fifth year of the Company's initial public offering.
Smaller Reporting Company
As of December 31, 2024, the Company qualified as a Smaller Reporting Company ("SRC") as defined under Rule 12b-2 of the Securities Exchange Act of 1934. As an SRC, we are eligible for and have elected to provide scaled disclosure accommodations in this Annual Report on Form 10-K. These accommodations allow us to provide reduced executive compensation disclosures, fewer years of audited financial statements, and less extensive narrative disclosures compared to larger reporting companies. The Company will reevaluate its eligibility to qualify as an SRC at the end of its second quarter of 2025, and otherwise as required.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and highly liquid investments with an original maturity of three months or less from the date of purchase and are stated at the lower of cost or market value.
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and receivables, net. The Company maintains cash and cash equivalent balances at several banks. Cash accounts located in the U.S. are insured by the Federal Deposit Insurance Corporation (FDIC). Although balances may exceed amounts insured by the FDIC, the Company believes that it is not exposed to any significant credit risk related to its cash or cash equivalents and has not experienced any losses in such accounts.
Restricted Cash
The Company has restricted cash of $1.2 million and zero as of December 31, 2024 and December 31, 2023. The cash is classified within “Other long-term assets.” Such amounts plus “Cash and cash equivalents” on the Consolidated Balance Sheets equal “Cash, cash equivalents, and restricted cash” on the Consolidated Statements of Cash Flows as of December 31, 2024 and December 31, 2023.
Receivables and Allowance for Uncollectible Amounts
The Company’s receivables consist primarily of amounts due from social and mobile game platform operators, including Apple, Google, Facebook, and Amazon, and direct-to-consumer payment processors, including Xsolla. Accounts receivable are typically non-interest bearing and are initially recorded at cost. The Company regularly reviews accounts receivable, considers current economic conditions and the financial positions of the Company’s platform operators. Accounts are written off when the Company deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. The Company reserves an estimated amount for receivables that may not be collected to reduce receivables to their net carrying amount, which approximates fair value. Methodologies for estimating the allowance for uncollectible amounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered in determining reserves.
The following table summarizes the major receivables of the Company as a percentage of the total receivables, net as of the dates indicated:

	December 31, 2024	December 31, 2023
Apple, Inc.	46.6%	45.6%
Google, LLC	19.1%	20.8%
As of December 31, 2024 and December 31, 2023, the Company did not have any additional counterparties that exceeded 10% of the Company’s accounts receivable.

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

Estimated Useful Life
Land improvements	5 years
Building	39 years
Building improvements	15 years
Computer equipment	3 years
Leasehold improvements	Lesser of 10 years or remaining lease term
Purchased software	3 years
Furniture and fixtures	3	-	7 years
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
Goodwill
In accordance with ASC 350 Intangibles—Goodwill and Other, goodwill is recorded as the excess of the purchase price over acquisition-date fair value of identifiable tangible and intangible assets and liabilities. Goodwill is tested for impairment annually as of October 1st of each year, or when a triggering event occurs. If a triggering event occurs, qualitative factors are first assessed to determine whether a quantitative impairment test is required. If a quantitative test is required, the fair value of the asset is compared to the asset's carrying amount. Any impairment would be recognized for the difference between the fair value and the carrying amount limited to the carrying amount of goodwill. Impairment testing for goodwill is performed at the reporting unit level.
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
Internal-Use Software
The Company recognizes internal-use software development costs in accordance with ASC 350-40, Internal-Use Software. Capitalized costs include consulting fees, payroll and payroll-related costs, and stock-based compensation for employees who devote time to the Company’s internal-use software projects. Capitalization begins when the preliminary project stage is complete and the Company commits resources to the software project and continues during the application development stage. Capitalization ceases when the software has been tested and is ready for its intended use. Qualified costs incurred during the post-implementation/post-operation stage of the Company’s software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality. Costs that cannot be separated between maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred. Capitalized internal-use software development costs are amortized on a straight-line basis over a three-year estimated useful life. The Company believes that a straight-line basis for amortization best represents the pattern through which the Company derives value from internal-use software. The Company evaluates the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
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
Warrant Liabilities
The Company evaluates all of its financial instruments, including issued warrants, to determine if such instruments are liability classified, pursuant to ASC 480, Distinguishing Liabilities from Equity or derivatives or contain features that qualify as embedded derivatives pursuant to ASC 815, Derivatives and Hedging. The classification of instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.
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
Contingent Consideration
In circumstances where an acquisition involves a contingent consideration arrangement that meets the definition of a liability under ASC 480, Distinguishing Liabilities from Equity, the Company recognizes a liability equal to the fair value of the contingent payments the Company expects to make as of the acquisition date. The Company remeasures this liability each reporting period and records changes in the fair value through the Consolidated Statements of Operations.
Leases
The Company is the lessee primarily under non-cancelable office real estate and data center leases. The Company accounts for its leases under ASC 842, Leases). Operating lease right-of-use ("ROU") assets and liabilities are recognized at the commencement date and initially measured based on the present value of lease payments and lease incentives received over the defined lease term. The Company’s lease terms may include options to extend or terminate the lease. The Company assesses these options using a threshold of whether the Company is reasonably certain to exercise the option to extend or terminate the lease. For leases the Company is reasonably certain to renew, those option periods are included within the lease term and, therefore, the measurement of the right-of-use asset and lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company’s real estate lease agreements do not contain any material residual value guarantees, restrictions or covenants. The Company’s lease agreements with lease and non-lease components are accounted for separately.
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
Players can earn loyalty points through a variety of activities, including but not limited to playing the Company’s games, engaging with in-game advertising, engaging with marketing emails, and logging into the game. The loyalty points can be redeemed for rewards offered by the Company’s rewards partners. There is no obligation for the Company to pay or otherwise compensate the Company’s rewards partners for any player redemptions under the Company’s rewards partner agreements. In addition, both paying and non-paying players can earn loyalty points. Therefore, the loyalty points earned by players are marketing offers and do not provide players with material rights. Accordingly, the earned loyalty points do not require any allocation to the transaction price of virtual currency. Loyalty points or other virtual currencies may be included in certain bundled purchases through certain platforms. Loyalty points or other virtual currencies are not available to be purchased separately and there is no stand alone selling price. If loyalty points or other forms of virtual currencies are included in bundled purchases, the Company will allocate a portion of the transaction price to each of the virtual currencies using the residual approach.
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
Research and Development
The Company incurs various direct costs in relation to the development of future social and mobile games along with costs to improve current social and mobile games. Research and development costs consist primarily of payroll and related personnel costs, stock-based compensation, and third party development fees. The Company evaluates research and development costs incurred to determine whether the costs relate to the development of software and are, therefore, qualified to be capitalized under ASC 350-40, Internal-Use Software. All other research and development costs are expensed as incurred.
Advertising
Advertising expenses for our games was $47.0 million and $60.7 million for the years ended December 31, 2024 and 2023, respectively. Advertising expenses are included in “Selling and marketing” expenses in the Consolidated Statements of Operations.
Stock-Based Compensation
The Company measures compensation expense for all stock-based awards at fair value on the date of grant and recognizes compensation expense over the service period on a straight-line basis for awards expected to vest.
Restricted stock units (RSUs) are typically granted using a three or four year vesting schedule, either vesting pro rata annually or a cliff vest over the requisite service period, subject to continued employment. Except as provided in an award or severance agreement between the Company and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested awards as of the date of termination will be forfeited. In addition, if there is a change in control and qualifying termination of employment (as described in the Company's Severance and Change in Control Plan), certain awards will automatically vest. RSUs settle for outstanding shares of the Company’s Class A common stock upon vesting, net of shares withheld for taxes.
Performance stock units (PSUs) are typically granted using a one year vesting schedule. Vesting of the PSUs are based on the Company’s achievement of certain financial performance targets, and the actual number of shares issuable under such awards upon vesting will range from 0% to 100% of the number of PSUs granted, based on the Company’s actual financial performance relative to such targets. Except as provided in an award or severance agreement between the Company and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested awards as of the date of termination will be forfeited. In addition, if there is a change in control and qualifying termination of employment (as described in the Company's Severance and Change in Control Plan), certain awards will automatically vest. PSUs settle for outstanding shares of the Company’s Class A common stock upon vesting, net of shares withheld for taxes.
Foreign Currency Derivative Contracts
The Company uses foreign currency derivative contracts to reduce our exposure to fluctuating exchange rates between the United States dollar (as our functional currency) and certain expense lines denominated in New Israeli Shekels (“NIS”). Our derivative contracts are designated as cash flow hedges under ASC 815. We monitor the effectiveness of our hedges on a quarterly basis, both qualitatively and quantitatively, and expect these hedges to remain highly effective at offsetting fluctuations in exchange rates through their respective maturity dates. See Note 18—Stockholders’ Equity for additional discussion.
The fair value of derivative financial instruments is recognized as an asset or liability at each balance sheet date, with changes in fair value recorded in other comprehensive income on the Consolidated Statements of Comprehensive Income (Loss) until the future underlying transactions occur. The fair value approximates the amount we would pay or receive if these contracts were settled at the respective valuation dates. The inputs used to measure the fair value of our foreign currency derivative contracts are categorized as Level 2 in the fair value hierarchy as established by ASC 820. As of December 31, 2024, the fair value of these foreign currency derivatives contracts were immaterial. Cash flows from derivatives, which are designated as accounting hedges, are presented consistently with the cash flow classification of the related hedged items.
Foreign Currency Translation and Transactions
The functional currency of each of the Company’s wholly owned foreign subsidiaries is the applicable local currency. The translation of foreign currencies into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the consolidated balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the year. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income. Adjustments that arise from foreign currency exchange rate changes on transactions, primarily driven by intercompany transactions, denominated in a currency other than the functional currency are included in “Other (expense) income, net” in the Consolidated Statements of Operations.
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

The Company has elected to account for the impact of the global intangible low-taxed income (GILTI) inclusion and base erosion anti-avoidance tax (BEAT) based on the period cost method.
Net Loss Per Share
Net loss per share (“EPS”) is calculated using the two-class method required for participating securities and multiple classes of common stock. Basic loss per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Net loss available to common stockholders represents net loss attributable to common stockholders reduced by the allocation of earnings to participating securities. Diluted loss per share adjusts basic loss per share for the potentially dilutive impact of stock options, warrants, restricted stock units, performance share units, and contingently issuable earnout shares. The dilutive effect of stock options, warrants, restricted stock, and contingently issuable earnout shares is computed using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the new accounting standard for the year ended December 31, 2024. The adoption of this guidance did not have an effect on the Company’s financial position, results of operations, or cash flows. See Note 3—Segment Reporting for additional disclosures.
Recently Issued Accounting Standards Not Yet Adopted
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
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses, which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is assessing the guidance, noting the adoption impacts disclosure only.

NOTE 3—SEGMENT REPORTING
The Company reports operating results based on two reportable segments: playGAMES and playAWARDS. The Company has aggregated certain operating segments into these reportable segments based on similarities in economic characteristics, customer base, service offerings, and regulatory environments. Each of the Company's games are aggregated into the playGAMES reportable segment, while the operations of its loyalty program makes up the playAWARDS reportable segment based on engagement in business activities, availability of discrete financial information, and the review of operating results by the Chief Operating Decision Maker ("CODM"). The CODM is the Company's Chairman and Chief Executive Officer. Management believes that the operating segments within each reportable segment share similar revenue models, operational risks, and long-term profitability trends. The Company's reportable segments are as follows:
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
playAWARDS: This segment consists of all of our loyalty program globally in which we are developing an end-to-end loyalty solutions to enrich, motivate and retain customers, including program design, points management and administration, and broad-based fulfillment and redemption across multiple channels. Loyalty points may be included in certain bundled purchases through certain platforms. Loyalty points are not available to be purchased separately and there is no stand alone selling price. If loyalty points are included in bundled purchases, the Company will allocate a portion of the transaction price to loyalty points using the residual approach.
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
The following tables present the Company’s segment information:

	Year Ended December 31, 2024
	playGAMES	playAWARDS	Total
Net revenue
Virtual currency	$228,877	$54	$228,931
Advertising	60,197	—	60,197
Other	293	8	301
	289,367	62	289,429
Segment expenses
Cost of sales	72,710	6	72,716
Payroll & related	49,994	10,035	60,029
User acquisition	46,969	—	46,969
Other(1)	34,620	3,731	38,351
	204,293	13,772	218,065

Reportable segment AEBITDA	85,074	(13,710)	71,364

Other operating expense
Corporate and other			14,815
Restructuring expenses			25,710
Other reconciling items			150
Stock based compensation			$18,113
Depreciation and amortization			45,440
			104,228
Non-operating income (expense)
Change in fair value of warrant liabilities			856
Interest income (expense), net			4,902
Other (expense) income, net			$(182)
			5,576

Income (loss) before income taxes			(27,288)
Income tax expense			$(1,399)
Net income (loss)			$(28,687)

	Year Ended December 31, 2023
	playGAMES	playAWARDS	Total
Net revenue
Virtual currency	$247,929	$—	$247,929
Advertising	58,236	—	58,236
Other	549	4,172	4,721
	306,714	4,172	310,886
Segment expenses
Cost of sales	77,800	—	77,800
Payroll & related	47,787	11,133	58,920
User acquisition	60,693	—	60,693
Other(1)	31,758	3,418	35,176
	218,038	14,551	232,589

Reportable segment AEBITDA	88,676	(10,379)	78,297

Other operating expense
Corporate and other			16,005
Restructuring expenses			8,584
Other reconciling items			214
Stock based compensation			$18,722
Depreciation and amortization			45,259
			88,784
Non-operating income (expense)
Change in fair value of warrant liabilities			2,596
Interest income (expense), net			4,858
Other (expense) income, net			$513
			7,967

Income (loss) before income taxes			(2,520)
Income tax expense			$(16,873)
Net income (loss)			$(19,393)

(1)Consists of legal, rent, information technology, outside services, marketing, and other general and administrative expenses.
Reorganization
On October 29, 2024, the Company initiated an internal reorganization plan (the “2024 Reorganization Plan”) which is intended to enhance efficiency and reduce operating expenses. The 2024 Reorganization Plan included a reduction of the

Company’s total global workforce by approximately 30 percent, which was substantially completed by the end of the 2024 fiscal year. The following table presents the charges for the 2024 Reorganization Plan:

	Year Ended December 31, 2024
	playGAMES	playAWARDS	Corporate and Other	Total
Severance and employee-related costs	$3,956	$768	979	$5,703
Asset impairments	7,388	1,840	223	9,451
Other	568	39	468	1,075
Total	$11,912	$2,647	$1,670	$16,229
On February 28, 2023, the Company initiated an internal reorganization plan (the "2023 Reorganization Plan") which is intended to enhance efficiency and reduce operating expenses. The 2023 Reorganization Plan included a reduction of the Company’s total global employee headcount by approximately 14 percent, which was substantially completed by the end of the second quarter of the 2023 fiscal year. Charges for the 2023 Reorganization Plan consisted of the following:

	Year Ended December 31, 2023
	playGAMES	playAWARDS	Corporate and Other	Total
Severance and employee-related costs	$2,823	$—	—	$2,823
Other	—	—	247	247
Total	$2,823	$—	$247	$3,070
The following table summarizes the activity related to the liabilities associated with the Company's reorganization plans for the years ended December 31, 2024 and 2023:

	playGAMES	playAWARDS	Corporate and Other	Total
Balance as of December 31, 2022	$—	$—	$—	$—
Reorganization charges	2,823	—	247	3,070
Non-cash charges	—	—	(223)	(223)
Payments	(2,823)	—	(24)	(2,847)
Balance as of December 31, 2023	—	—	—	—
Reorganization charges	11,912	2,647	1,670	16,229
Non-cash charges	(7,388)	(1,840)	(443)	(9,671)
Payments	(2,317)	(611)	(862)	(3,790)
Balance as of December 31, 2024	$2,207	$196	$365	$2,768

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

Consideration:	July 1, 2024
Cash consideration	$3,500
Contingent consideration	3,255
Total consideration transferred	$6,755

Identifiable assets acquired:
Developed technology (weighted-average useful life of 5 years)	$1,650
Property and equipment, net	16
Total identifiable net assets	$1,666

Goodwill	$5,089
As of December 31, 2024, the fair value of the contingent consideration was $3.3 million.

NOTE 5—RELATED-PARTY TRANSACTIONS
The following table is a summary of balance sheet assets and liabilities from related parties:

	December 31, 2024	December 31, 2023	Financial Statement Line Item
Marketing Agreement	$1,000	$1,000	Intangibles, net
The Company’s revenues and expenses recognized from related parties were immaterial during the years ended December 31, 2024 and 2023.
MGM Resorts International (“MGM”)
MGM is a stockholder and the President of MGM Resorts Operations also serves on the Company’s Board of Directors. MGM owned approximately 16.6 million shares of the Company's outstanding Class A common stock as of each of December 31, 2024 and December 31, 2023.
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

NOTE 6—RECEIVABLES, NET
Receivables, net consist of the following:

	December 31, 2024	December 31, 2023
Trade receivables	$26,264	$29,952
Insurance receivable	3,750	—
Other receivables	770	690
Allowance for uncollectible amounts	(17)	(177)
Total receivables, net	$30,767	$30,465
Insurance receivable is related to the legal proceedings discussed in Note 12—Accrued and Other Current Liabilities.
NOTE 7—PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	December 31, 2024	December 31, 2023
Prepaid expenses	$4,513	5,291
Income tax receivable	2,316	3,426
Other current assets	327	2,812
Total prepaid expenses and other current assets	$7,156	$11,529
NOTE 8—FAIR VALUE MEASUREMENT
The carrying values of the Company’s cash and cash equivalents, receivables, net, prepaid expenses and other current assets, and accounts payable approximate fair value due to their short maturities.
The following tables present the liabilities measured at fair value on a recurring basis, by input level, in the Consolidated Balance Sheets at December 31, 2024 and December 31, 2023:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$134	—	—	$134
Private Warrants	—	96	—	96
Derivative financial instruments	—	38	—	38
Contingent consideration	—	—	3,340	3,340
Total financial liabilities	$134	$134	$3,340	$3,608

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$635	—	—	$635
Private Warrants	—	451	—	451
Total financial liabilities	$635	$451	$—	$1,086
The fair value of our Level 3 contingent consideration liabilities relate to the Pixode Acquisition. This contingent consideration is primarily based on expected payments arising from a percentage of an adjusted net revenue for a three year period commencing on the re-launch date of the rebranded Pixode assets, payable at the end of each fiscal year. The value of these payments are subject to various market and operational risks. Significant unobservable inputs include a discount rate of approximately 13.5% and the probability of revenue growth over the same three year period. See Note 4—Business

Combinations for more information on the Pixode Acquisition. The change in fair value was included in "Other income (expense), net" in the Consolidated Statements of Operations and consisted of the following:

Total
Balance as of December 31, 2023	$—
Recorded in connection with business combinations	3,255
Fair value adjustments based upon post-acquisition performance	85
Balance as of December 31, 2024	$3,340

NOTE 9—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	December 31, 2024	December 31, 2023
Land and land improvements	$1,680	$1,680
Building and building improvements	5,890	6,046
Computer equipment	9,288	9,021
Leasehold improvements	10,964	9,811
Purchased software	704	2,115
Furniture and fixtures	3,812	4,331
Construction in progress	—	460
Total property and equipment	32,338	33,464
Less: accumulated depreciation	(16,220)	(15,915)
Total property and equipment, net	$16,118	$17,549
The aggregate depreciation expense for property and equipment, net is reflected in “Depreciation and amortization” in the Consolidated Statements of Operations. During the years ended December 31, 2024 and 2023, depreciation expense was $4.9 million and $5.5 million, respectively. Impairment charges or material write-offs were $0.4 million for the year ended December 31, 2024, and there was none recorded for the year ended December 31, 2023.
Property and equipment, net by region consists of the following:

	December 31, 2024	December 31, 2023
United States	$10,947	$13,462
Europe, Middle East, and Africa	4,059	2,895
All other regions and countries	1,112	1,192
Total property and equipment, net	$16,118	$17,549

NOTE 10—INTANGIBLE ASSETS AND INTERNAL-USE SOFTWARE, NET
Intangible Assets
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset other than goodwill:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Licenses	$80,101	$(33,424)	$46,677	$71,908	$(19,457)	$52,451
Acquired technology	16,653	(8,238)	8,415	15,003	(3,831)	11,172
Customer relationships	12,000	(5,400)	6,600	12,000	(3,000)	9,000
Trade names	2,740	(1,578)	1,162	2,740	(1,428)	1,312
Internal-use software	188,164	(161,228)	26,936	168,232	(132,375)	35,857
Other	220	(14)	206	145	(4)	141
	299,878	(209,882)	89,996	270,028	(160,095)	109,933
Nonamortizable intangible assets:
Marketing Agreement with a related party	1,000	—	1,000	1,000	—	1,000
Total intangible assets	$300,878	$(209,882)	$90,996	$271,028	$(160,095)	$110,933
The aggregate amortization expenses for amortizable intangible assets are reflected in “Depreciation and amortization” in the Consolidated Statements of Operations. During the years ended December 31, 2024 and 2023, intangible asset and internal-use software amortization expenses were $40.6 million and $39.7 million, respectively.
The Company recorded non-cash impairment charges within "Restructuring and related" in the Consolidated Statements of Operations in the amounts of a $9.2 million and $1.1 million during the years ended December 31, 2024 and December 31, 2023, respectively.
As of December 31, 2024, the estimated annual amortization expenses for the years ending December 31, 2025 through 2029 and thereafter is as follows:

Year Ending December 31,	Projected Amortization Expense
2025	$31,463
2026	25,183
2027	16,521
2028	9,815
2029	6,463
Thereafter	551
Total	$89,996

NOTE 11—GOODWILL
The following table provides the changes in the carrying amount of goodwill allocated to the playGAMES segment for the years ended December 31, 2024 and December 31, 2023:

	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance as of December 31, 2023	47,133	—	47,133
Additions from acquisitions	5,089	—	5,089
Measurement period adjustments	—	—	—
Balance as of December 31, 2024	$52,222	$—	$52,222
NOTE 12—ACCRUED AND OTHER CURRENT LIABILITIES
Accrued liabilities consist of the following:

	December 31, 2024	December 31, 2023
Accrued payroll and vacation	11,824	10,261
Accrued user acquisition	3,609	5,687
Income taxes payable	1,468	1,295
Minimum guarantee liability	9,610	7,760
Accrued litigation	9,827	663
Other licensing agreements	2,431	7,400
Warrant liabilities	230	1,086
Other accruals	5,496	5,730
Total accrued liabilities	$44,495	$39,882
Accrued Litigation
The Company is a party to a litigation matter brought by TeamSava d.o.o. Beograd, or TeamSava, and other related parties. The plaintiffs filed a Statement of Claim in May 2021 in Tel Aviv District Court in Israel, alleging claims, among other things, that we breached the terms of a commercial contract relating to services provided by TeamSava and related parties in connection with the sourcing and administrative management of personnel in Serbia who provided game development services exclusively for us. The litigation sought damages of 27.3 million New Israeli Shekels (NIS) (or approximately $7.4 million based on prevailing exchange rates as of December 31, 2024). On November 30, 2023, we entered into a settlement agreement to resolve and settle all claims brought by the plaintiffs against the Company, its Israeli subsidiary and its employees and former employees, and all claims brought by the Company's affiliates against the plaintiffs. The settlement is contingent upon the confirmation by the respective courts in Israel and Serbia that all related lawsuits have been dismissed. The Company finalized and paid the settlement as of December 31, 2024.
On April 6, 2022, a class action lawsuit was filed in the United States District Court, Northern District of California, by a purported Company shareholder in connection with alleged federal securities law violations: Christian A. Felipe et. al. v. PLAYSTUDIOS, Inc. (the “Felipe Complaint”). On July 15, 2022, the Felipe Complaint was transferred to the United States District Court for the District of Nevada, Southern Division. On October 4, 2022, the plaintiffs filed an amendment to the Felipe Complaint. The Felipe Complaint names the Company, several current and former board members of the Company, board members and officers of Acies Acquisition Corp., and Andrew Pascal, the Company’s Chairman and CEO, as defendants. The Felipe Complaint alleges misrepresentations and omissions regarding the state of the Company’s development of the Kingdom Boss game and its financial projections and future prospects in the S-4 Registration Statement filed by Acies that was declared effective on May 25, 2021, the Proxy Statement filed by Acies on May 25, 2021, and other public statements that touted Old PLAYSTUDIOS’ and the Company’s financial performance and operations, including statements made on earnings calls and the Amended S-1 Registration Statement filed by the Company that was declared effective on July 30, 2021. The Felipe Complaint alleges that the misrepresentations and omissions resulted in stock price drops of 13% on August 12, 2021, and 5% on February 25, 2022, following (i) the Company’s release of financial results for the second quarter of 2021, ended on June 30, 2021, and (ii) the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and issuance of a press release summarizing financial results for the fourth quarter and year ended December 31, 2021, respectively. The Felipe Complaint seeks an award of damages for an unspecified amount. On January 20, 2025, the parties reached an agreement in principle to settle the matter. The settlement is subject to the parties’

negotiation of a formal stipulation of settlement and all related documentation, which is currently in process. The settlement also will be subject to preliminary and final approval by the federal district court in which the case is pending. The matter will not be fully resolved until such approvals are issued, the case is dismissed, and judgment is entered by the court.
On March 8, 2023, Angel Deann Pilati, a purported adult resident citizen of Franklin County, Alabama, filed a civil lawsuit against PLAYSTUDIOS US, LLC in the Circuit Court of Franklin County Alabama (the "Pilati Lawsuit"), alleging that PLAYSTUDIOS US, LLC makes available online games and applications across multiple platforms that are games of chance and thus illegal gambling under Alabama law and seeking to recover, under Alabama’s loss recovery act, all sums paid by Alabama residents to PLAYSTUDIOS US, LLC in its online gambling games during the period beginning one year before the filing of the complaint until the case is resolved. On August 23, 2023, the plaintiff amended the complaint to exclude recovery for Alabama residents who lost $75,000 or more during the statute of limitations period. The plaintiff claims to seek this recovery "to go to the benefit of the families" of players who paid money to play the games. The Company believes the claims are without merit and intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of this litigation.
On November 13, 2023, Sandra Tucker Duckworth, a purported citizen of Tennessee, filed a civil lawsuit against PLAYSTUDIOS US, LLC in the Circuit Court for the 14th Judicial District of Tennessee (the "Duckworth Lawsuit") alleging that PLAYSTUDIOS US, LLC makes available online games of chance that constitute illegal gambling under Tennessee law and seeking to recover, under Tennessee's loss recovery act, all sums paid by Tennessee residents to PLAYSTUDIOS US, LLC in its online gambling games during the period beginning one year before the filing of the lawsuit until the case is resolved, excluding recovery of money lost by a Tennessee resident who lost $75,000 or more during the statute of limitations period. The plaintiff claims to seek this recovery for the benefit of each individual player's spouse, or if not spouse, child or children, and if not child or children, the next of kin. The Company believes the claims are without merit and intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of this litigation.
On August 22, 2024, James Scott Tipmore, a purported citizen of Kentucky, filed a civil lawsuit against PLAYSTUDIOS US, LLC in the United States District Court for the Western District of Kentucky (the "Tipmore Lawsuit"), alleging that PLAYSTUDIOS US, LLC makes available online games of chance that constitute illegal gambling under Kentucky law and seeking to recover, under Kentucky's loss recovery act, treble the sums paid by Kentucky residents to PLAYSTUDIOS US, LLC in its online gambling games during the period beginning five years before the filing of the lawsuit until the case is resolved. The Company believes the claims are without merit and intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of this litigation.
The Company received four demands for arbitration during 2023 claiming that the games operated by PLAYSTUDIOS US, LLC constitute illegal gambling under the laws of various states. As of December 31, 2024, three of the demands for arbitration remained active (the "State Arbitration Demands"). These demands generally attempt to recover amounts spent by third parties on the Company’s games by relying on state gambling loss recovery statutes and/or by seeking to have the applicable Terms of Service declared invalid. The Company believes that the claims are without merit and the Company intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the arbitration proceedings.
In January 2025, the Company reached an agreement in principle to settle the Pilati Lawsuit, Duckworth Lawsuit, Tipmore Lawsuit, and State Arbitration Demands in the form of a six-state class action. As of February 17, 2025, the Pilati Lawsuit, Duckworth Lawsuit, Tipmore Lawsuit, and State Arbitration Demands had been stayed. The parties are currently in the process of drafting settlement documentation and related court filings. The settlement will be subject to approval by the court in which the class action case is filed. It is not currently known when the settlement will be finalized.
As of December 31, 2024 the Company accrued $9.8 million in connection with the Felipe Complaint, Pilati Lawsuit, Duckworth Lawsuit, Tipmore Lawsuit, and State Arbitration Demands and the Company expects to receive $3.8 million in estimated insurance recoveries.

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
At December 31, 2024, there were approximately 5.4 million Public Warrants and 3.8 million Private Warrants outstanding. See Note 8—Fair Value Measurement for further information.
NOTE 13—LEASES
The Company's operating leases primarily consist of real estate leases such as offices. Our leases have remaining terms of approximately less than one year to four years. During the years ended December 31, 2024 and December 31, 2023, operating lease expense was $4.6 million and $4.8 million, respectively. We do not have any finance leases. Our total variable and short-term lease payments were immaterial for all periods presented.
On June 30, 2024, the Company renewed its lease of office space located in Tel Aviv, Israel. The original lease term was set to expire on December 31, 2024. The renewed lease term extends for an additional three years through December 31, 2027. As a result of the lease renewal, the Company recognized an additional right-of-use asset and lease liability of $3.4 million.
Supplemental balance sheet information related to operating leases are as follows:

	December 31, 2024	December 31, 2023
Operating lease right-of-use assets, net	$9,703	$9,369
Operating lease liabilities, current	3,405	4,236
Operating lease liabilities, noncurrent	6,659	5,699
Operating lease liabilities, total	$10,064	$9,935

Weighted average remaining lease term, years	2.9	3.1
Weighted average discount rate	6.1%	4.5%

Operating lease liability maturities:

Year ending December 31,	Operating Leases
2025	$3,936
2026	3,705
2027	2,945
2028 and thereafter	382
Total undiscounted cash flows	$10,968
Less: imputed interest	$(904)
Lease liabilities, total	$10,064
As of December 31, 2024, we did not have material additional operating leases that have not yet commenced.

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

The Company capitalized a total of $0.8 million in debt issuance costs related to the Credit Agreement and subsequent amendments. As of December 31, 2024, the Company does not have any balances outstanding under the Credit Agreement.
NOTE 15—REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table summarizes the Company’s revenue disaggregated by type, and by over time or point in time recognition:

	Years Ended December 31,
	2024	2023
Virtual currency (over time)	$228,930	$247,929
Advertising (point in time)	60,197	58,236
Other revenue (point in time)	$302	$4,721
Total net revenue	$289,429	$310,886
The following table summarizes the Company’s virtual currency revenue disaggregated by platform:

	Years Ended December 31,
	2024	2023
Third-party platforms	213,466	236,616
Direct-to-consumer platforms	15,464	11,313
Total virtual currency	$228,930	$247,929
The following table summarizes the Company’s revenue disaggregated by geography:

	Years Ended December 31,
	2024	2023
United States	$244,184	$265,660
All other countries	45,245	45,226
Total net revenue	$289,429	$310,886
Contract Balances
Contract assets represent the Company’s ability to bill customers for performance obligations completed under a contract. As of December 31, 2024 and December 31, 2023, contract assets recorded in the Company’s Consolidated Balance Sheets were immaterial. The deferred revenue balance related to the purchase of virtual currency was $0.1 million as of December 31, 2024 and immaterial as of December 31, 2023. The opening and closing balance of trade receivables is further described in Note 6—Receivables, net.
NOTE 16—INCOME TAXES
As of December 31, 2024, current and future earnings in the Company's foreign subsidiaries are not permanently reinvested. Earnings from these subsidiaries are subject to tax in their local jurisdiction, and withholding taxes in these jurisdictions are considered as distributions are made.
Income (loss) before income taxes by tax jurisdiction consists of the following for the periods shown below (in thousands):

	Years Ended December 31,
	2024	2023
United States	$(31,268)	$(7,749)
Foreign	3,980	5,229
Total income (loss)	$(27,288)	$(2,520)

Provision for (benefit from) current and deferred income taxes consists of the following for the periods shown below (in thousands):

	Years Ended December 31,
	2024	2023
Current tax expense:
Federal	$(11)	$55
State	710	559
Foreign	2,071	3,861
Total current tax expense	$2,770	$4,475

Deferred tax expense:
Federal	$(634)	$9,234
State	364	3,643
Foreign	(1,101)	(479)
Total deferred tax expense	$(1,371)	$12,398

Income tax expense	$1,399	$16,873

The difference between the actual rate and the federal statutory rate is as follows:

	Years Ended December 31,
	2024	2023
Statutory rate	21.0%	21.0%
Foreign provision	(0.2)	6.6
State/province income tax	2.7	(3.7)
Stock compensation	(9.6)	43.6
Unrecognized tax benefits	(0.1)	11.1
Research credit	2.5	14.8
Return to provision	5.8	(15.3)
Other foreign branch impacts	(4.6)	(16.7)
Valuation allowance	(17.5)	(643.4)
Foreign-derived intangible income deduction (FDII)	0.2	1.2
Global intangible low taxed income (GILTI)	(0.5)	(2.8)
Non-deductible expenses-other	(4.0)	(30.7)
Foreign branch income	(3.1)	(43.6)
Foreign tax deduction	1.8	23.8
Fair value adjustment on warrants	0.8	25.2
Foreign tax settlement	—	(60.6)
Other	(0.3)	(0.2)
Effective tax rate	(5.1)%	(669.7)%
Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$2,941	$5,770
Tax credit carryforwards	2,545	1,953
Accrued liabilities	3,782	955
Stock compensation	5,954	5,826
Charitable contribution	1	509
Intangibles	—	852
Property and equipment	13,185	5,288
Operating lease liabilities	2,231	2,425
Other	84	—
Total gross deferred tax assets	$30,723	$23,578
Less: Valuation allowance	(23,827)	(18,300)
Total deferred tax assets	$6,896	$5,278
Deferred tax liabilities:
Intangibles	638	—
Prepaid expenses	1,100	1,159
Operating lease assets	2,140	2,282
Other	—	271
Total deferred tax liabilities	$3,878	$3,712
Deferred tax assets (liability), net	$3,018	$1,566
The Company had approximately $5.1 million of accumulated federal net operating loss as of December 31, 2024, which may be carried forward indefinitely to offset taxable income. The Company had approximately $0.9 million of accumulated federal research credit carryforward as of December 31, 2024. The federal research credits are limited to a 20-year carryforward period and will expire starting in 2041.
The Company had tax effected state net operating loss carryforwards of approximately $1.8 million as of December 31, 2024, of which $0.1 million will carryforward indefinitely and $1.3 million will begin to expire between 2036 and 2044. The Company had $4.4 million of California research credit carryforwards as of December 31, 2024, which may be carried forward indefinitely. The Company also had $0.6 million of Texas research credit carryforwards as of December 31, 2024, which may be carried forward for 20 years and will expire starting in 2038.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss the Company expects to enter within the next three months. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2024, a valuation allowance of $23.8 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Years Ended December 31,
	2024	2023
Balance at beginning of period	$347	$533
Increases for tax positions of prior years	170	75
Increases for tax positions of current year	170	—
Decreases for tax positions of prior years	(14)	—
Settlements	—	—
Decreases for lapses in statute of limitations	(148)	$(261)
Balance at end of period	$525	$347
The Company has analyzed filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns and for all open tax years. As of December 31, 2024, the Company recorded approximately $0.5 million of unrecognized tax benefits, of which $0.1 million would impact the effective tax rate, if recognized. The Company does not anticipate that its unrecognized tax benefits will materially change within the next 12 months. The Company’s policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax expense. As of December 31, 2024, income tax expense includes an accrual of $0.1 million for the payment of interest and penalties associated with unrecognized tax benefits.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, the Company is subject to examination for both U.S. federal and state tax returns for the years 2021 to present. The tax years starting from 2019 remain open to examination by the Israeli taxing authority. The tax years starting from 2019 remain open to examination by the Hong Kong Inland Revenue Department for Asia. For the remaining jurisdictions, the Company is subject to examination by tax authorities from the date the Company started operations in the respective foreign jurisdiction to present.
NOTE 17—COMMITMENTS AND CONTINGENCIES
Minimum Guarantee Liability
The following are the Company’s total minimum guarantee obligations:

	Years Ended December 31,
	2024	2023
Minimum guarantee liability-current	$9,610	$7,760
Minimum guarantee liability-noncurrent	18,000	24,000
Total minimum guarantee obligations	$27,610	$31,760
Weighted-average remaining term (in years)	2.0	2.6

The following are the Company’s remaining expected future payments of minimum guarantee obligations as of December 31, 2024:

Year Ending December 31,	Minimum Guarantee Obligations
2025	$9,610
2026	6,000
2027	6,000
2028 and thereafter	6,000
Total	$27,610
Pixode
In connection with the Pixode Acquisition, in addition to the $3.5 million paid at closing, and the Company agreed to pay a percentage of an adjusted net revenue for a three year period commencing on the re-launch date of the rebranded Pixode assets, payable at the end of each fiscal year, contingent upon the satisfaction of certain product and financial milestones, up to a maximum amount of $113.5 million. The fair value of the contingent consideration is reassessed at each reporting date, with changes recognized in earnings. The fair value of the contingent consideration as of December 31, 2024 was $3.3 million. Refer to Note 8—Fair Value Measurement for more information.
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
On February 10, 2025, Britt Englund and Brett Chapin, purported citizens of California and two of the named claimants in the May 24, 2024 pre-arbitration notices referenced above, filed a civil lawsuit against PLAYSTUDIOS US,

LLC in the Superior Court of the State of California for the County of Los Angeles, alleging that PLAYSTUDIOS US, LLC breached an agreement to arbitrate a dispute arising out of plaintiffs’ engagement with games operated by the Company, and seeking an order to compel the Company to arbitrate. The Company believes the claims are without merit and intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of this litigation. The Company is not able to reasonably estimate the probability or amount of loss relating to this litigation and therefore has not made any accruals.
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

Accumulated Other Comprehensive (Loss) Income
The following tables show a summary of changes in accumulated other comprehensive (loss) income:

	Foreign Currency Derivative Contracts	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023	$286	$(162)	$124
Net losses recognized in other comprehensive income before reclassifications	(324)	—	(324)
Foreign currency translation	—	(432)	(432)
Balance as of December 31, 2024	$(38)	$(594)	$(632)

	Foreign Currency Derivative Contracts	Currency Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2022	$—	$(151)	$(151)
Net gains recognized in other comprehensive income before reclassifications	286	—	286
Foreign currency translation	—	(11)	(11)
Balance as of December 31, 2023	$286	$(162)	$124
Foreign Currency Derivative Contracts
At December 31, 2024, the Company had outstanding foreign currency derivative contracts to purchase certain foreign currencies at future dates. The amount of future operating expenses the Company had hedged was approximately $2.5 million, and all contracts are expected to mature during the next 12 months. The aggregate fair value of the Company’s derivative contracts was a net liability of less than $0.1 million as of December 31, 2024 and was recorded in "Accrued and other liabilities" in the accompanying Consolidated Balance Sheet.
At December 31, 2023, the Company had outstanding foreign currency derivative contracts to purchase certain foreign currencies at future dates. The amount of future operating expenses the Company had hedged was approximately $2.5 million, and all contracts were completed during the year ended December 31, 2024. The aggregate fair value of the Company’s derivative contracts was a net asset of $0.3 million as of December 31, 2023. and was recorded in "Prepaid expenses and other current assets" in the accompanying Consolidated Balance Sheet.
Treasury Stock
The following table summarizes changes in treasury stock:

	Treasury shares	Treasury stock, at cost
Balance as of December 31, 2023	4,723	$20,094
Class A common stock repurchased through the Stock Repurchase Program	3,050	6,560
Class A common stock repurchased outside of the Stock Repurchase Program	11,677	24,639
Balance as of December 31, 2024	19,450	$51,293
Stock Repurchase Program
On November 10, 2021, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $50.0 million of the Company’s Class A common stock over a period of 12 months. On November 2, 2022, the Company’s Board of Directors extended such period for an additional 12 months from November 10, 2022 to November 10, 2023. On November 1, 2023, the Company's Board of Directors extended the stock repurchase program through November 10, 2024 and increased the remaining amount authorized to $50.0 million. On November 1, 2024, the Company's Board of Directors extended the repurchase program through November 1, 2025. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements, and other business considerations.

Subsequent to December 31, 2024, the Company acquired 0.7 million additional shares of its Class A common stock under this program at an aggregate value of $1.3 million and an average price of $1.72 per share. Repurchased shares were held in treasury. The remaining availability under the stock repurchase program was $42.2 million after the subsequent purchases.

NOTE 19—STOCK-BASED COMPENSATION
2011 and 2021 Equity Incentive Plans
The Company has two equity incentive plans: Old PLAYSTUDIOS' 2011 Omnibus Stock and Incentive Plan (the “2011 Plan”) and the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock awards, and performance awards to employees, officers, non-employee directors and independent service providers of the Company. The 2021 Plan replaced the 2011 Plan in June 2021. No additional awards will be available for future issuance under the 2011 Plan.
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
As of December 31, 2024, a total of 37.5 million shares of the Company’s Class A common stock had been allocated to awards granted under the 2021 Plan and 13.5 million of those shares remained available for future grants.
Stock-Based Compensation
The following table summarizes stock-based compensation expense that the Company recorded in loss from operations for the periods shown:

	Years Ended December 31,
	2024	2023
Selling and marketing	$1,268	$621
General and administrative	10,187	9,236
Research and development	6,658	8,865
Stock-based compensation expense	$18,113	$18,722
Capitalized stock-based compensation	$1,308	$1,800
Stock Options
All of the options granted under the 2011 Plan have time-based vesting periods vesting over a period of three to four years and a maximum term of 10 years from the grant date.
The following is a summary of stock option activity for time-based options for the year ended December 31, 2024 (in thousands, except weighted-average exercise price and weighted average remaining contractual term).

	No. of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2022	9,222	$1.11
Granted	—	$—
Exercised	(3,672)	$0.85		12,257
Forfeited	(79)	$1.89
Expired	(76)	$1.63
Outstanding - December 31, 2023	5,395	$1.27	4.1
Granted	—	—
Exercised	(287)	1.00		280
Forfeited	(2)	6.18
Expired	(36)	2.77
Outstanding - December 31, 2024	5,070	1.28	2.9	$3,606
Unvested - December 31, 2024	1	7.85	6.1	—
Exercisable - December 31, 2024	5,069	1.28	2.9	3,606
As of December 31, 2024, there were 5.1 million options outstanding, of which 3.2 million options are issuable into Class A common stock and 1.9 million options are issuable into Class B common stock. As of December 31, 2024, there was an immaterial amount of unrecognized compensation expense related to stock options granted to employees.
Restricted Stock Units ("RSUs")
The following is a summary of RSU activity for the year ended December 31, 2024 (in thousands, except weighted-average grant date fair value):

	No. of RSUs	Weighted-Average Grant Date Fair Value	Total Fair Value of Shares Vested
Outstanding - December 31, 2022	11,521	$4.28
Granted	4,704	3.87
Vested	(3,239)	4.26	$13,788
Forfeited	(1,284)	4.12
Outstanding - December 31, 2023	11,702	$4.15
Granted	8,639	1.99
Vested	(5,832)	3.88	$22,639
Forfeited	(1,789)	3.56
Outstanding - December 31, 2024	12,720	$2.87
As of December 31, 2024, there was approximately $26.4 million of total unrecognized compensation expense related to RSUs granted to employees and other service providers and this cost is expected to be recognized over a remaining average period of 2.1 years. The total intrinsic value of RSUs vested during the years ended December 31, 2024 and 2023, was $12.4 million and $12.4 million, respectively.

Performance Stock Units ("PSUs")
The following is a summary of PSU activity for the year ended December 31, 2024 (in thousands, except weighted-average grant date fair value):

	No. of PSUs	Weighted-Average Grant Date Fair Value	Total Fair Value of Shares Vested
Outstanding - December 31, 2023	—	$—
Granted	342	2.20
Vested	—	—	$—
Forfeited	—	—
Outstanding - December 31, 2024	342	$2.20
The PSUs are not expected to vest so no stock compensation was recognized during the year ended December 31, 2024. There was no unrecognized compensation expense as of the year ended December 31, 2024.

NOTE 20—NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss attributable to Class A and Class B common stockholders by the weighted-average number of shares of each respective class of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to Class A and Class B common stockholders by the weighted-average number of each respective class of common stock outstanding, including the potential dilutive securities. For the calculation of diluted net loss per share, net income attributable to Class A and Class B common stockholders is adjusted to reflect the potential effect of dilutive securities.
The following table sets forth the computation of basic and diluted net loss attributable to Class A and Class B common stockholders per share (in thousands except per share data):

	Years Ended December 31,
	2024		2023
	Class A	Class B	Class A	Class B
Numerator
Net loss attributable to common stockholders – basic	$(25,039)	$(3,648)	$(16,992)	$(2,401)
Potential dilutive effect of derivative instruments	—	—	—	—
Net loss attributable to common stockholders – diluted	$(25,039)	$(3,648)	$(16,992)	$(2,401)
Denominator
Weighted average shares of common stock outstanding - basic	112,980	16,458	116,520	16,458
Potential dilutive effect of stock options	—	—	—	—
Potential dilutive effect of restricted stock units	—	—	—	—
Weighted average shares of common stock outstanding - dilutive	112,980	16,458	116,520	16,458
Net loss attributable to common stockholders per share
Basic	$(0.22)	$(0.22)	$(0.15)	$(0.15)
Diluted	$(0.22)	$(0.22)	$(0.15)	$(0.15)

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
The following equity awards outstanding at the end of each period presented have been excluded from the computation of diluted net loss per share of common stock for the periods presented due to their anti-dilutive effect:

	December 31, 2024	December 31, 2023
Stock options	5,070	5,394
Restricted stock units	13,063	11,702
Public Warrants	5,383	5,383
Private Warrants	3,822	3,822
Earnout Shares	15,000	15,000
	42,338	41,301

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.
An attestation of the Company’s internal control over financial reporting by our independent registered public accounting firm is not included as we are an Emerging Growth Company and are exempt from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    OTHER INFORMATION
Trading Plans
During the quarter ended December 31, 2024, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement"), which we will file within 120 days of December 31, 2024, or will be included in an amendment to this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from our 2025 Proxy Statement, which we will file within 120 days of December 31, 2024, or will be included in an amendment to this Annual Report on Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from our 2025 Proxy Statement, which we will file within 120 days of December 31, 2024, or will be included in an amendment to this Annual Report on Form 10-K.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from our 2025 Proxy Statement, which we will file within 120 days of December 31, 2024, or will be included in an amendment to this Annual Report on Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from our 2025 Proxy Statement, which we will file within 120 days of December 31, 2024, or will be included in an amendment to this Annual Report on Form 10-K.

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

Schedule II - Valuation and Qualifying Accounts

PLAYSTUDIOS, INC.
Schedule II - Valuation and Qualifying Accounts
(in thousands)

Tax-related valuation allowance	Balance at beginning of period	Additions	Deductions	Balance at end of period
Year ended December 31, 2024	$18,300	$5,527	$—	$23,827
Year ended December 31, 2023	$2,191	$16,109	$—	$18,300

Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
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

3.1	Certificate of Incorporation of PLAYSTUDIOS, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 25, 2021).
3.2	Certificate of Amendment of Certificate of Incorporation of PLAYSTUDIOS, Inc. dated June 5, 2024 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 6, 2024).
3.3	Bylaws of PLAYSTUDIOS, Inc., effective as of June 21, 2021 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed June 25, 2021).
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

10.24
Amendment No. 4 to Credit Agreement among PLAYSTUDIOS, Inc., PLAYSTUDIOS US, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders party thereto, dated June 7, 2024 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 12, 2024).

10.25
Amendment No. 5 to Credit Agreement among PLAYSTUDIOS, Inc., PLAYSTUDIOS US, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders party thereto, dated July 1, 2024 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 8, 2024).

10.26^
Form of Performance Stock Unit Award Agreement under 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 12, 2024).

10.27^	PLAYSTUDIOS, Inc. Severance and Change in Control Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 10, 2025).
19.1*	Insider Trading Policy.
21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.
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

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, the State of Nevada on the 14th day of March, 2025.

PLAYSTUDIOS, Inc.
Date:	March 14, 2025	By:	/s/ Andrew Pascal
		Name:	Andrew Pascal
		Title:	Chairman and Chief Executive Officer
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

SIGNATURE	TITLE	DATE

/s/ Andrew Pascal	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	March 14, 2025
Andrew Pascal

/s/ Scott Peterson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2025
Scott Peterson

/s/ Judy K. Mencher	Director	March 14, 2025
Judy K. Mencher

/s/ Jason Krikorian	Director	March 14, 2025
Jason Krikorian

/s/ Joe Horowitz	Director	March 14, 2025
Joe Horowitz

/s/ Steven J. Zanella	Director	March 14, 2025
Steven J. Zanella