Form 10-K/A
period 2024-12-31
PLAYSTUDIOS, Inc.
filed 2025-04-04
CIK 1823878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
As of February 28, 2025, there were 109,235,621 shares of Class A Common Stock, par value $0.0001 per share, outstanding, and as of March 31, 2025, there were 109,036,061 shares of Class A common stock, $0.0001 par value per share, and 16,457,769 shares of Class B common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE
PLAYSTUDIOS, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2025 (the “Original Report”). This Amendment is being filed (i) for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K not included in the Original Report, (ii) to correct the number of shares of our Class A common stock outstanding as of February 28, 2025, and (iii) to revise Part II, “Item 9B. Other Information” by adding disclosure regarding a Rule 10b5-1 trading arrangement entered into by an officer of the Company during the quarter ended September 30, 2024, which was inadvertently omitted from the Company's previous filings.

This information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original Report in reliance on SEC general instructions to Form 10-K, which permit the information in the above referenced items to be incorporated in a Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after a company’s fiscal year-end. We are filing this Amendment to include Part III information in the Original Report because our definitive proxy statement containing this information will not be filed before that date.

As such, this Amendment hereby amends, supplements, and updates, as applicable, the cover page of the Original Report, Item 9B of Part II of the Original Report, and Items 10 through 14 of Part III of the Original. In addition, in accordance with applicable SEC rules, Item 15 of Part IV of the Original Report has been supplemented to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing of the Original Report. As such, this Amendment speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events.

Deloitte & Touche LLP ("Deloitte") issued reports on the consolidated financial statements of the Company within the Original Report. As this Amendment speaks to the date of the Original Report, Deloitte's reports speak only as to March 14, 2025. We have made no substantive changes to the Original Report other than those noted above.

PLAYSTUDIOS, INC.
FORM 10-K/A

PART II
Item 9B.     OTHER INFORMATION

On August 29, 2024, Scott Peterson, Chief Financial Officer of the Company, adopted a Rule 10b5-1 trading plan providing for the sale of up to 134,201 shares of Class A common stock, with the first trade under the plan scheduled to occur on or after April 1, 2025. Mr. Peterson’s trading plan is scheduled to terminate on September 12, 2025.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following is a brief biography of each director and a discussion of the specific experience, qualifications, attributes, or skills for each as of December 31, 2024.

NAME	AGE	POSITION
Andrew Pascal	59	Chief Executive Officer and Chairman of the Board
James Murren (resigned March 7, 2025)	63	Chair of the Audit Committee
Jason Krikorian	53	Chair of the Nominating and Governance Committee Member of the Audit Committee
Joe Horowitz	73	Member of the Nominating and Governance Committee Member of the Compensation Committee
Judy K. Mencher	68	Chair of the Compensation Committee Member of the Audit Committee
Steven J. Zanella	55	Director

Andrew Pascal has served as our Chief Executive Officer and Chairman of the Board of Directors since June 21, 2021, and prior to this served as a Co-Founder, Chairman, and Chief Executive Officer of the Company's predecessor entity, PlayStudios, Inc. ("Old PLAYSTUDIOS"), which he co-founded in 2011. Prior to co-founding Old PLAYSTUDIOS, Mr. Pascal served as Senior Vice President of Product Marketing and Development at Wynn Las Vegas, a luxury casino resort property owned by Wynn Resorts, Ltd., beginning in 2003 during the project’s development phase, before ascending to the roles of President and Chief Operating Officer in 2005. Throughout Mr. Pascal’s tenure, Wynn Las Vegas garnered multiple awards from the world’s leading hospitality guides. In 2008, Mr. Pascal led the development and launch of Wynn Las Vegas’ sister property, Encore Las Vegas. From 2001 to 2003, Mr. Pascal served as President and Chief Executive Officer of WagerWorks, Inc., a company he founded as a casino solutions and content supplier for many of the world’s largest gaming and media brands. Following Mr. Pascal’s departure, WagerWorks was acquired by International Game Technology. Mr. Pascal holds a Bachelor of Arts in Economics from the University of Colorado, Boulder. We believe Mr. Pascal is qualified to serve on the Board of Directors based on his substantial business experience, leadership, and management experience as the Chief Executive Officer of Old PLAYSTUDIOS and previously as a founder of, and executive director at, other software companies.

James Murren has served as a member of the Board of Directors since June 21, 2021, and prior to this, served as Chairman of the Board of Directors of Acies Acquisition Corp. ("Acies"), our predecessor, a special-purpose acquisition company, or SPAC, since August 2020. Mr. Murren currently serves as Chairman and CEO of the Ritz-Carlton Yacht Collection, Co-Chairman of Cirque du Soleil Entertainment Group, Chairman of the General Commercial Gaming Regulatory Authority in the UAE, and a member of the Board of Directors of SimpleBet, Inc. He previously held positions as a member of the Board of Directors at Recreation Equipment, Inc. (operating as REI Co-Op, the largest consumer co-operative in the United States) and Paysafe Limited. Mr. Murren first joined MGM Resorts International in 1998 as the Chief Financial Officer and served as the Chairman and CEO of MGM Resorts International from December 2008 to February 2020. He has been a member of the Board of Trustees for Howard University since 2016 and Trinity College-Hartford since 2021. Mr. Murren co-founded the Nevada Cancer Institute, which was the official cancer institute for the state of Nevada until 2013, and served as a director from 2002 to 2012. Mr. Murren is also a founding contributor to Nevada’s first Fisher House, which provides housing for military and Veterans’ families, which was founded in February 2016. He also served as a member of the Business Roundtable, an association of CEOs of leading U.S. companies. Mr. Murren received his Bachelor of Arts from Trinity College. He is a CFA® charterholder. Mr Murren resigned from the Board of Directors and all committees effective March 7, 2025.

Jason Krikorian has served as a member of the Board of Directors since June 21, 2021. Mr. Krikorian was a General Partner with DCM, an international venture capital firm, from 2010 through 2022. Mr. Krikorian has experience as a board member of many other public and private companies. Before joining DCM, Mr. Krikorian was a co-founder of Sling Media, Inc., a pioneering digital media company and creator of the Slingbox, where he led the establishment of partnerships with global multiple system operators and mobile operators, as well as the international expansion of the company. Prior to Sling Media, Mr. Krikorian was a partner at id8 Group where he advised leading global brands on product and business strategy focusing on digital media and mobile device platforms. He also spent time at the Boston Consulting Group, where he advised Fortune 500 clients in the retail, automotive, and utilities sectors. Mr. Krikorian holds a Bachelor of Arts in Psychology from the University of California, Berkeley, and both a Master of Business Administration and Juris Doctorate from the University of Virginia. We believe Mr. Krikorian is qualified to serve on the Board of Directors due to his experience as an investor in the mobile device platforms space and his background and understanding of the internet and digital media industries.

Joe Horowitz has served as a member of the Board of Directors since June 21, 2021. Mr. Horowitz has been the Managing General Partner of Icon Ventures, a leading Silicon Valley venture capital firm, since 2003. Mr. Horowitz was also a founder of Icon Ventures in 2003 and has overseen its growth from $100 million in assets under management to $1.1 billion. Mr. Horowitz's venture capital experience also includes a 10-year tenure at U.S. Venture Partners, where the first deal that he worked on was the seed financing of Sun Microsystems. He was also Chairman and CEO of Geocast Network Systems, a broadband infrastructure company backed by Mayfield, Kleiner Perkins and Institutional Venture Partners. Current Icon Ventures portfolio companies that Mr. Horowitz is a board member of, or actively involved with, include Area 1 Security, Global Worldwide, Synack, TuneIn and Volansi. He has also served on the board of the National Venture Capital Association and was previously a board member of the Western Association of Venture Capitalists. Mr. Horowitz holds a Bachelor of Arts in Economics from Columbia University and a Master of Business Administration from the Wharton Graduate School of Business. We believe Mr. Horowitz is qualified to serve on the Board of Directors due to his experience as an investor, board member or executive officer of multiple technology companies and his understanding of the technology industry.

Judy K. Mencher has served as a member of the Board of Directors since June 21, 2021. Ms. Mencher has served as a member of the board of directors of New Millennium Homes, a California home builder, since 1997 and Spiral Water Technologies, a New Jersey manufacturer of advanced water filtration systems, since November 2018. Ms. Mencher is also the founder and has served as the Chief Executive Officer of Race Point Investors, LLC, a consultancy firm that specializes in advising various private equity funds and hedge funds on distressed investments and other matters, since March 2018. Prior to joining Race Point Investors, LLC, Ms. Mencher served as Principal of DDJ Capital Management, a firm that specializes in high yield and distressed investing, with assets under management during her tenure of $1 billion to $3 billion from 1996 to 2006. Ms. Mencher holds a Bachelor of Arts in Economics from Tufts University and both a Juris Doctorate and Master of Business Administration from Boston University. We believe Ms. Mencher is qualified to serve on the Board of Directors due to her experience as a board member of other companies and in evaluating investments, as well as her background in finance.

Steven J. Zanella has served as a member of the Board of Directors since December 21, 2021, and was a member of the board of directors of Old PLAYSTUDIOS from June 2020 to June 2021. Mr. Zanella is the President of Operations for MGM Resorts International and oversees the company’s regional properties, Sports and Sponsorships, and Strategic Partnerships. Prior to this, Mr. Zanella served as the President of MGM Resorts Operations at MGM Resorts International and oversaw regional operations, future operations tied to domestic growth, and certain global growth initiatives. Additionally, he leads, Citywide Event Strategy and the company’s ongoing relationship with Marriott International. Mr. Zanella also served as Chief Commercial Officer of MGM Resorts International, where he oversaw Sports and Sponsorships, Brand Marketing, Direct Marketing, Group Sales, Revenue Management, Social Media, Loyalty and Commercial Strategy. Prior to that, he held the position of President & COO of CityCenter, where he managed daily operations and provided strategic direction for the ultra-luxury resorts. A veteran of the hospitality industry with more than 30 years of experience, he joined MGM Resorts in 1991 as a participant in the Management Associate Program, which is a hands-on training curriculum for college graduates. In his tenure with the company, Mr. Zanella has also served as President & Chief Operating Officer of MGM Grand Detroit, Senior Vice President of Marketing for MGM Grand Las Vegas, Vice President of Slots at Beau Rivage, Director of Slot Marketing and Player Development also at Beau Rivage, and Domestic Marketing Administrator for Table Games Marketing at The Mirage. Mr. Zanella received his bachelor’s degree in Hotel Administration from the University of Nevada, Las Vegas. In 2014 he earned a Master in Business Administration degree from the University of Michigan’s Stephen M. Ross School of Business. We believe Mr. Zanella is qualified to serve on the Board of Directors due to his significant management experience as a senior executive of a public company and his understanding of the entertainment and gaming industry.

NAME	AGE	POSITION
Scott Peterson	58	Chief Financial Officer
Joel Agena	63	General Counsel and Secretary

Scott Peterson has served as our Chief Financial Officer since June 21, 2021 and prior to this served as the Chief Financial Officer of Old PLAYSTUDIOS since June 2017. Mr. Peterson is a seasoned finance executive with expertise in accounting, financial management, and compliance, and brings more than 20 years of senior level financial leadership of public and private companies. In 2005, he was named Vice President and Chief Financial Officer for Wynn Macau, and returned to Las Vegas as the Senior Vice President and Chief Financial Officer of Wynn Las Vegas in 2009 and continued in such position until 2015. Mr. Peterson’s responsibilities encompassed all aspects of finance, accounting, and both casino and hotel finance operations. He was also the principal finance and accounting officer responsible for casino and hotel compliance with Wynn’s internal controls, as well as state and federal requirements under the Sarbanes-Oxley Act and the Nevada Gaming Control Board. Mr. Peterson holds a Bachelor of Science in Accounting from the University of Southern California.
Joel Agena has served as our General Counsel and Secretary since February 23, 2022, and as our Vice President, Legal Counsel and Secretary since June 21, 2021, and prior to this served as the Vice President, Legal Counsel and Secretary of Old PLAYSTUDIOS since January 2019. Mr. Agena is responsible for overseeing all of our legal affairs, including corporate governance, mergers and acquisitions, securities, finance, general business, and content licensing. Mr. Agena has more than 25 years of experience as a practicing attorney. Prior to joining Old PLAYSTUDIOS in January 2019, Mr. Agena served as Old PLAYSTUDIOS’ outside counsel since its inception in 2011. In 2001 he founded The Phoenix Law Group where his practice was focused on acting as outside general counsel for emerging growth companies. Mr. Agena received a Juris Doctorate from the University of Nebraska, College of Law in 1997 where he was a Member of the Law Review, Order of the Coif, and an Arthur E. Perry Scholar.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the SEC. To our knowledge, based upon our review of reports filed with the SEC and written representations that no other reports were required, we believe that, during the fiscal year ended December 31, 2024, there were no failures to timely file reports by persons required to file reports under Section 16(a) of the Exchange Act.
CORPORATE GOVERNANCE GUIDELINES
Our Board has adopted Corporate Governance Guidelines that address, among other topics, the role and responsibilities of our directors, the structure and composition of our Board, and corporate governance policies and standards applicable to us in general. The Corporate Governance Guidelines are subject to periodic reviews and changes by our Nominating and Corporate Governance Committee and our Board. The full text of our Corporate Governance Guidelines is available on the investor relations page on our website at ir.playstudios.com.
CODE OF BUSINESS CONDUCT AND ETHICS
We have adopted a code of business conduct and ethics that applies to all of our employees, officers, and directors, including our chief executive officer, chief financial officer, and other executive and senior financial officers. The full text of our code of business conduct and ethics is available on the investor relations page on our website at ir.playstudios.com. We intend to post any amendment to our code of business conduct and ethics, and any waivers of its requirements, on our website or in filings under the Exchange Act to the extent required by applicable rules or regulations or listing requirements of The Nasdaq Stock Market LLC ("Nasdaq"). Information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K/A.

ITEM 11.    EXECUTIVE COMPENSATION
This section provides an overview of our executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.
For the years ended December 31, 2024 and December 31, 2023, our named executive officers (“Named Executive Officers” or “NEOs”) were:
•Andrew Pascal, Chairman and Chief Executive Officer;
•Scott Peterson, Chief Financial Officer; and
•Joel Agena, General Counsel and Secretary.
The objective of our compensation program is to provide a total compensation package to each NEO to enable us to attract, motivate and retain outstanding individuals, align the interests of our executive team with those of our equity holders, encourage individual and collective contributions to the successful execution of our short- and long-term business strategies and reward NEOs for performance. The Board of Directors has historically determined the compensation for the NEOs, with the CEO providing his recommendation regarding the compensation for the other NEOs.
For the years ended December 31, 2024 and December 31, 2023, the compensation program for the NEOs consisted of base salary, incentive compensation delivered in the form of an annual cash bonus, and incentive compensation delivered in the form of equity, each as described below:
•Base Salary. Base salary is paid to attract and retain qualified talent and is set at a level that is commensurate with the NEO’s duties and authorities, contributions, prior experience, and sustained performance.
•Annual Cash Bonus. Annual cash bonuses are paid to incentivize the NEOs to achieve our annual financial and operating performance metrics goals and are paid at the discretion of the Board of Directors.
•Equity-Based Long-Term Incentive Compensation. Equity compensation is provided in the form of restricted stock units with multi-year vesting and performance stock units with company performance-based vesting to align NEO's interests with our stockholders' interests and to emphasize long-term financial performance and executive retention.
PROHIBITION ON HEDGING
Directors, officers, and employees are prohibited from engaging in any derivative transactions (including transactions involving options, puts, calls, prepaid variable forward contracts, equity swaps, collars and exchange funds or other derivatives) that are designed to hedge or speculate on any change in the market value of the Company’s equity securities. Directors, officers, and employees are also prohibited from shorting the Company’s stock. Hedging transactions may permit a director, officer, or employee to continue to own our securities obtained through employee benefit plans or otherwise, but without the full risks and rewards of ownership. When that occurs, the director, officer, or employee may no longer have the same objectives as our other stockholders.
POLICY ON STOCK PLEDGING
Our Insider Trading Policy prohibits pledges of our securities by employees, officers, and directors in any circumstance, including by purchasing Company securities on margin or holding Company securities in a margin account.
RECOUPMENT POLICY
The Company has adopted a mandatory recoupment policy in accordance with SEC and Nasdaq rules regarding required "clawback" policies. The Company’s mandatory recoupment policy requires the repayment of certain cash and equity-based incentive compensation provided to current or former executive officers in connection with a restatement of financial statements if such compensation exceeds the amount that the executive officers would have received based on the restated financial statements. The repayment requirement applies regardless of whether the executive officer engaged in misconduct or otherwise caused or contributed to the restatement.

SUMMARY COMPENSATION TABLE
The following table shows information concerning the annual compensation for services provided to the Company by the NEOs for the years ended December 31, 2024, and December 31, 2023.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)(1)	STOCK AWARDS ($)(2)	ALL OTHER COMPENSATION ($)(3)	TOTAL ($)
Andrew Pascal, Chairman and CEO	2024	750,000	500,000	1,879,170	—	3,129,170
	2023	740,385	400,000	4,770,000	—	5,912,985
Scott Peterson, CFO	2024	398,077	100,000	1,958,004	—	2,456,081
	2023	350,000	100,000	—	—	457,100
Joel Agena, General Counsel and Secretary	2024	323,077	35,000	935,002	—	1,293,079
	2023	275,000	35,000	—	—	316,000

(1)Bonus is paid in arrears.
(2)The amounts in this column reflect the grant date fair value of RSUs and PSUs granted to the named executive officers in each covered fiscal year computed in accordance with ASC 718 and do not reflect whether the recipient has actually received a financial benefit from the award.
(3)Excludes perquisites and personal benefits with a total value of less than $10,000 per year.

OUTSTANDING EQUITY AWARDS AS FISCAL YEAR-END
The following table shows information regarding outstanding equity awards held by the NEOs as of December 31, 2024.

	OPTION AWARDS					STOCK AWARDS
NAME	GRANT DATE	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	Number of RSUs That Have Not Vested (#)	Market Value of RSUs That Have Not Vested ($)(1)	Number of PSUs That Have Not Vested (#)	Market Value of PSUs That Have Not Vested ($)(2)
Andrew Pascal	4/17/17	1,864,324	—	1.01	4/17/2027	—	—	—	—
	2/22/23	—	—	—	—	750,000	1,395,000	—	—
	3/11/24	—	—	—	—	708,335	1,317,503	145,833	271,249
Scott Peterson	6/29/17	67,974	—	1.01	4/1/2027	—	—	—	—
	2/28/19	67,971	—	1.44	1/1/2029	—	—	—	—
	3/11/24	—	—	—	—	583,335	1,085,003	83,333	154,999
Joel Agena	12/22/15	46,609	—	0.90	9/1/2025	—	—	—	—
	6/29/17	93,217	—	1.01	5/1/2027	—	—	—	—
	2/28/19	93,217	—	1.44	1/1/2029	—	—	—	—
	3/11/24	—	—	—	—	291,668	542,502	41,666	77,499

(1)Amounts in this column are based upon the closing price of the Company’s Class A common stock at December 31, 2024, the final trading day of the year, which was $1.86.
(2)Performance targets were not met and therefore, the PSUs did not vest.

EMPLOYMENT AGREEMENTS
None of the NEOs have employment agreements with us, and all of our NEOs are at-will employees. In certain cases, we exchange offer letters with our NEOs and other employees that set forth compensation and other terms of their at-will employment.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

On March 7, 2025, the Compensation Committee of the Board of Directors of the Company adopted the PLAYSTUDIOS, Inc. Severance and Change in Control Plan (the “Severance Plan”). The Severance Plan provides severance pay and benefits to eligible officers and management employees who are designated as Participants (as defined in the Severance Plan). Capitalized terms used but not otherwise defined herein have the meanings assigned to them in the Severance Plan, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 7, 2025 and filed on March 10, 2025.

The Compensation Committee has the authority to designate the executives and key employees who will be eligible to participate in the Severance Plan and is responsible for administering the Severance Plan. Each of the Company’s named executive officers has been designated as a Participant under the Severance Plan, with Mr. Pascal as a Tier 1 Participant and Mr. Peterson and Mr. Agena as Tier 2 Participants.

Under the Severance Plan, Participants are entitled to severance benefits upon the occurrence of a Qualifying Termination, as follows:

Termination that Does Not Qualify as a Change in Control Termination. In the event of a Non-CIC Qualifying Termination, Participants will be eligible to receive the following benefits, provided the Participant enters into a Release and otherwise complies with the terms of the Severance Plan:

•A lump sum cash payment equal to (i) in the case of Tier 1 Participants, 1.0 times the sum of the Participants annual Base Salary plus annual target Bonus, or (ii) in the case of Tier 2 Participants, 0.5 times the Participant’s annual Base Salary.

•Continuation of the Participant’s medical, dental and vision benefits for the shorter of (i) in the case of Tier 1 Participants, 12 months, or, in the case of Tier 2 Participants, 6 months, (ii) until the date of the Participant becomes eligible to receive similar coverage from a subsequent employer, or (iii) until the date Participant and/or Participant’s covered dependents cease to be eligible for COBRA continuation coverage.

•With respect to unvested time-based equity awards, (i) for Tier 1 participants, partial vesting in an amount equal to the Time-Based Annual Equity Target applicable to such participant, pro rated to reflect the number of days elapsed in the year of termination, and (ii) for Tier 2 participants, unvested awards shall lapse in accordance with their terms, unless and to the extent otherwise determined by the Compensation Committee.

•With respect to unvested performance-based equity awards, (i) for Tier 1 participants, partial vesting in an amount equal to the Performance-Based Annual Equity Target applicable to such participant, pro rated to reflect the number of days elapsed in the year of termination, and (ii) for Tier 2 participants, unvested awards shall lapse in accordance with their terms, unless and to the extent otherwise determined by the Compensation Committee.

Termination in Connection with a Change in Control. In the event of a CIC Qualifying Termination (which generally consists of a termination without Cause or for Good Reason that occurs within 3 months before or 12 months after a Change in Control), Participants will be eligible to receive the following benefits, provided the Participant enters into a Release and otherwise complies with the terms of the Severance Plan:

•A lump sum cash payment equal to (i) in the case of Tier 1 Participants, 2.0 times the sum of the Participants annual Base Salary plus annual target Bonus, or (ii) in the case of Tier 2 Participants, 1.0 times the sum of the Participant’s annual Base Salary plus annual target Bonus.

•Continuation of the Participant’s medical, dental and vision benefits for the shorter of (i) in the case of Tier 1 Participants, 24 months, or, in the case of Tier 2 Participants, 12 months, (ii) until the date of the

Participant becomes eligible to receive similar coverage from a subsequent employer, or (iii) until the date Participant and/or Participant’s covered dependents cease to be eligible for COBRA continuation coverage.

•With respect to unvested time-based equity awards, full vesting in an amount equal to two (2) times the Time-Based Annual Equity Target applicable to such Participant; provided, however, that if the amount of then-outstanding unvested time-based equity awards held by such Participant is less than this amount, such Participant will be issued additional fully-vested equity awards to ensure the Participant receives an amount equal to two (2) times the applicable Time-Based Annual Equity Target.

•With respect to unvested performance-based equity awards, full vesting in an amount equal to two (2) times the Performance-Based Annual Equity Target applicable to such Participant; provided, however, that if the amount of then-outstanding unvested performance-based equity awards held by such Participant is less than this amount, such Participant will be issued additional fully-vested equity awards to ensure the Participant receives an amount equal to two (2) times the applicable Performance-Based Annual Equity Target.

Each Participant’s receipt of severance benefits under the Severance Plan is subject to such Participant’s (i) execution and non-revocation of a general release of claims in favor of the Company and (ii) continued compliance with all restrictive covenants set forth in the Severance Plan, the Release, the Proprietary Information and Inventions Agreement, and any other confidentiality, non-solicitation, non-competition, invention assignment or similar agreement between the Participant and the Company. The Severance Plan supersedes all prior employment agreements, offer letter agreements or similar agreements that may have previously entitled a Participant to severance benefits upon termination of employment.

DIRECTOR COMPENSATION

We have adopted a non-employee director compensation program which is designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage ownership of our stock to further align their interests with those of our stockholders. The program provides the following compensation for non-employee directors:

•An annual cash retainer of $40,000;
•An annual cash retainer of $15,000 for the lead independent director;
•An annual cash retainer of $5,000 for the chair of a board committee;
•An annual cash retainer of $10,000 for members of each committee;
•An annual grant of restricted stock units (“RSUs”) under the 2021 Equity Incentive Plan (the “2021 Plan”) with a target grant value of $150,000 for each director who has completed six months’ service, which vests quarterly over one year;
•An additional annual cash retainer of $20,000 for serving as our non-executive chair, if applicable; and

•An additional cash retainer for service on ad hoc committees established by the Board of Directors from time to time, as applicable, in such amounts and payable in such increments as the Board of Directors may determine based on the nature and scope of such committee service.
DIRECTOR COMPENSATION TABLE
The following table provides information concerning the compensation of each non-employee director who served on the Board of Directors during the fiscal year ended December 31, 2024.

Name	Fee Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards	All Other Compensation ($)	Total ($)
James Murren (resigned March 7, 2025)	55,000	150,000	—	—	205,000
Jason Krikorian	96,553	150,000	—	—	246,553
Joe Horowitz	—(2)	150,000	—	—	150,000
Judy K. Mencher	84,355	150,000	—	—	234,355
Steven J. Zanella	40,000	150,000	—	—	190,000

(1)The amounts in this column reflect the grant date fair value of RSUs computed in accordance with ASC 718.
(2)In accordance with the internal policies of Icon Ventures, of which Mr. Horowitz serves as Managing General Partner as described herein, Mr. Horowitz has waived any cash compensation for his service as a non-employee director of the Company.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our Class A common stock and Class B common stock as of March 31, 2025 by:
a.each of our directors and executive officers;
b.all directors and executive officers as a group; and
c.each person who is known to us to own beneficially more than 5% of our common stock.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are exercisable or exercisable within 60 days. In computing the number of shares of Class A common stock or Class B common stock held by a beneficial owner and that holder's percentage ownership, shares of our Class A common stock or Class B common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 2025, as well as RSUs that are expected to vest and settle within 60 days of March 31, 2025, are deemed to be outstanding. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.
The percentage ownership of common stock is based on 108,136,061 shares of Class A common stock and 16,457,769 shares of Class B common stock outstanding as of March 31, 2025.
Each outstanding share of our Class B common stock is convertible at any time at the election of the holder into one share of Class A common stock.
Unless otherwise indicated and subject to applicable community property laws, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our Class A common stock or Class B common stock beneficially owned by them. The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except as otherwise noted.

	CLASS A COMMON STOCK		CLASS B COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER	%	NUMBER	%	COMBINED VOTING POWER**
5% Holders of New PLAYSTUDIOS:
MGM Resorts International(2)	16,647,124	15.3%	—	—%	3.8%
BlackRock, Inc.(3)	7,091,986	6.5%	—	—%	1.6%
The Vanguard Group(4)	5,519,302	5.1%	—	—%	1.3%
Directors and Executive Officers:
Andrew Pascal	984,784(5)	*	14,524,625(6)	79.3%	77.4%(7)
Jason Krikorian	124,992(8)	*	—	—%	*
Joe Horowitz	124,992(9)	*	—	—%	*
Judy K. Mencher	692,091(10)	*	—	—%	*
Steven J. Zanella	124,992(11)	*	—	—%	*
Scott Peterson	1,003,277(12)	*	—	—%	*
Joel Agena	625,101(13)	*	—	—%	*
All directors and executive officers as a group (8 individuals)	3,680,229(14)	3.3%	14,524,625(5)	79.3%	77.8%

*	Denotes less than 1.0%
**
Percentage of total voting power represents voting power with respect to all shares of Class A common stock and Class B common stock, as a single class. Each share of Class B common stock is entitled to 20 votes per share and each share of Class A common stock is entitled to one vote per share. Shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2024 and RSUs that are expected to vest and settle within 60 days of December 31, 2024 are deemed to be outstanding and to be beneficially owned by the person holding such stock options or RSUs for purposes of computing the percentage ownership of that person but are not treated as outstanding for purposes of computing the percentage ownership of any other person.

(1)Unless otherwise noted, the business address of each of those listed in the table above is 10150 Covington Cross Drive, Las Vegas, Nevada, 89144.
(2)The address of MGM Resorts International is 3600 Las Vegas Boulevard South, Las Vegas, Nevada, 89109.
(3)The address of BlackRock, Inc. is 50 Hudson Yards, New York, New York, 10001.
(4)The Vanguard Group shares voting power with respect to 38,149 shares and shares dispositive power with respect to 75,675 shares of the 5,519,302 shares beneficially owned. The address of The Vanguard Group is 100 Vanguard Boulevard, Malvern, Pennsylvania, 19355.
(5)Includes 352,113 shares of Class A common stock held directly by the reporting person, 226,371 shares of Class A common stock held by DreamStreet Holdings, and 406,300 shares of Class A common stock held by the Pascal Family Trust. Mr. Pascal is the manager of DreamStreet Holdings, LLC and the trustee of the Pascal Family Trust. Does not include shares of Class A common stock issuable upon conversion of Class B common stock held by Mr. Pascal.

(6)Includes 9,724,296 shares of Class B common stock held of record by DreamStreet Holdings, LLC, 2,913,005 shares of Class B common stock held of record by the Pascal Family Trust, and 1,864,324 shares of Class B common stock underlying options. Mr. Pascal is the manager of DreamStreet Holdings, LLC and the trustee of the Pascal Family Trust. Each outstanding share of our Class B common stock is convertible at any time at the election of the holder into one share of Class A common stock.
(7)Includes 3,797,468 shares of Class B common stock held by PGP 2021 Irrevocable Trust and SJP 2021 Irrevocable Trust (collectively, the "Irrevocable Trusts"). The Irrevocable Trusts entered into irrevocable proxies and granted power of attorney to Mr. Pascal to vote the shares of Class B common stock held by the Irrevocable Trusts.
(8)Includes 91,208 shares of Class A common stock held directly by the reporting person and 16,892 shares of Class A common stock subject to RSUs that are expected to be vested and settled within 60 days of March 31, 2025.
(9)Includes 91,208 shares of Class A common stock held directly by the reporting person and 16,892 shares of Class A common stock subject to RSUs that are expected to be vested and settled within 60 days of March 31, 2025. Does not include 4,794,359 shares of Class A common stock held by Icon Ventures IV, L.P., as to which Mr. Horowitz disclaims beneficial ownership except to the extent of his pecuniary interests in such shares.
(10)Includes 91,208 shares of Class A common stock held directly by the reporting person, 16,892 shares of Class A common stock subject to RSUs that are expected to be vested and settled within 60 days of March 31, 2025, and 567,099 shares of Class A common stock held of record by The Judy K. Mencher Trust 2014. Mrs. Mencher is the trustee of The Judy K. Mencher Trust 2014.
(11) Includes 91,208 shares of Class A common stock held directly by the reporting person and 16,892 shares of Class A common stock subject to RSUs that are expected to be vested and settled within 60 days of March 31, 2025. Does not include 16,647,124 shares of Class A common stock beneficially owned by MGM Resorts International, as to which Mr. Zanella disclaims beneficial ownership.
(12)Includes 533,998 shares of Class A common stock held of record by the Scott E. Peterson Trust, 135,945 shares of Class A common stock underlying options, and 333,334 shares of Class A common stock that are exercisable within 60 days of March 31, 2025. Mr. Peterson is the trustee of the Scott E. Peterson Trust.
(13)Includes 225,391 shares of Class A common stock held directly by the reporting person, 233,043 shares of Class A common stock underlying options, and 166,667 shares of Class A common stock that are exercisable within 60 days of March 31, 2025.
(14)Includes 2,783,672 shares of Class A common stock, 368,988 shares underlying options to purchase Class A common stock that are exercisable within 60 days of March 31, 2025, and 567,569 shares of Class A common stock subject to RSUs that are expected to be vested and settled within 60 days of March 31, 2025.
EQUITY COMPENSATION PLAN INFORMATION
The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2024 (in thousands, except price).

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights(3)	Weighted-average exercise price of outstanding options and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(4)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(2)	18,133	$1.28	18,126
Equity compensation plans not approved by security holders	—	—	—
Total	18,133		18,126
(1)The weighted average exercise price is calculated based solely on outstanding stock options.

(2)Consists of the Old PLAYSTUDIOS' 2011 Omnibus Stock and Incentive Plan (the “2011 Plan”), the PLAYSTUDIOS, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), and the PLAYSTUDIOS, Inc. 2021 Employee Stock Purchase Plan (the “2021 ESPP”).
(3)Consists of 5.1 million shares of Class A common stock or Class B common stock underlying outstanding stock options previously granted under the 2011 Plan, 12.7 million of Class A common stock underlying outstanding restricted stock units granted under the 2021 Plan, and 0.3 million of Class A common stock underlying outstanding performance stock units granted under the 2021 Plan which did not vest due to performance milestones not being met. No additional awards may be granted under the 2011 Plan.
(4)Consists of 13.5 million shares of Class A common stock remaining available for issuance under the 2021 Plan and 4.6 million shares of Class A common stock remaining available for issuance under the 2021 ESPP. The number of shares of Class A common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year in an amount equal to (i) 5% of the total number of shares of Class A common stock or Class B common stock outstanding on December 31 of the preceding year, or (ii) a lesser number of shares of Class A common stock determined by the Board of Directors prior to the date of the increase. The number of shares of Class A common stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each year in an amount equal to (i) 1% of the total number of shares of Class A common stock or Class B common stock outstanding on December 31 of the preceding year, or (ii) a lesser number of Class A shares of common stock determined by the Board of Directors prior to the date of the increase.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
SPONSOR SHARES
On September 15, 2020, Acies Acquisition, LLC, the sponsor of the SPAC in the business combination transaction described below (the "Sponsor"), purchased 8,625,000 shares of Acies Class A ordinary shares for an aggregate purchase price of $25,000, or approximately $0.003 per share, which converted into shares of our Class A common stock upon the closing of such business combination transaction (the "Sponsor Shares"). On October 20, 2020, the Sponsor cancelled an aggregate of 2,875,000 Sponsor Shares, and on November 9, 2020, forfeited an additional 368,750 Sponsor Shares as a result of the underwriters’ election to partially exercise their over-allotment option in connection with Acies’ initial public offering ("Acies IPO"). On June 21, 2021, Old PLAYSTUDIOS and Acies entered into a business combination transaction (the "Business combination") and, in connection with the consummation of such transaction, the Sponsor forfeited an additional 1,657,188 Sponsor Shares such that an aggregate of 3,724,062 Sponsor Shares are issued and outstanding as of December 31, 2024.
The Sponsor is controlled by Daniel Fetters and Edward King as managing members, and one of our former directors, James Murren, is affiliated with the Sponsor. Mr. Murren resigned from the Board of Directors effective March 7, 2025. Additionally, Mr. Pascal, prior to the Closing of the Business Combination, beneficially owned a 9.8% interest in the Sponsor. Mr. Pascal forfeited his interests in the Sponsor and all of the associated Acies Class B ordinary shares and Acies private placement warrants, in connection with the Closing of the Business Combination.
PRIVATE PLACEMENT WARRANTS
Simultaneously with the consummation of the Acies IPO, the Sponsor purchased 4,333,333 private placement warrants at a price of $1.50 per warrant, or $6,500,000 in the aggregate, in a private placement. Each private placement warrant entitled the holder to purchase one Acies Class A ordinary share for $11.50 per share. Additionally, on November 9, 2020, the Sponsor purchased an additional 203,334 private placement warrants, for total gross proceeds to Acies of $305,000. The private placement warrants may not be redeemed by us so long as they are held by the Sponsor or its permitted transferees. If the private placement warrants are held by holders other than the Sponsor or its permitted transferees, the private placement warrants are redeemable by us and exercisable by the holders on the same basis as the warrants included in the units that were sold as part of the Acies IPO. The Sponsor, or its permitted transferees, has the option to exercise the private placement warrants on a cashless basis.
The private placement warrants are identical to the warrants included in the units sold in the Acies IPO except that the private placement warrants: (i) are not redeemable by us, (ii) may be exercised for cash or on a cashless basis so long as they are held by the Sponsor or any of its permitted transferees and (iii) are entitled to registration rights (including the Class A common stock issuable upon exercise of the private placement warrants). Additionally, the purchasers agreed not to transfer, assign or sell any of the private placement warrants, including the Acies Class A ordinary shares issuable upon exercise of the private placement warrants (except to certain permitted transferees), until 30 days after Closing of the Business Combination.
In connection with the Business Combination, 715,000 of the private placement warrants were forfeited for no consideration. The remaining private placement warrants converted, on a one-for-one basis into warrants to acquire one share of Class A common stock pursuant to the Warrant Agreement.
In addition, in connection with the Acies IPO and the partial exercise of the over- allotment option, Mr. Pascal became the beneficial holder of 522,843 Acies Class B ordinary shares and 449,129 Acies private placement warrants through his ownership of interests in the Sponsor. Mr. Pascal forfeited his interests in the Sponsor and all of the associated Acies Class B ordinary shares and Acies private placement warrants at the Closing of the Business Combination.
REGISTRATION RIGHTS
The holders of the Sponsor Shares and private placement warrants (and any Class A common stock issuable upon conversion of the Sponsor Shares and upon the exercise of the private placement warrants) are entitled to registration rights pursuant to a registration rights agreement signed October 22, 2020, as amended and restated on June 21, 2021, requiring us to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.
TRANSACTION WITH CO-FOUNDER AND CHIEF EXECUTIVE OFFICER
In connection with the Business Combination and Merger Agreement, Andrew Pascal, Co-Founder, Chief Executive Officer and a member of the Board of Directors received shares of our Class B common stock. Shares of our Class B common stock are entitled to twenty votes per share. As a result, as of March 31, 2024 including options exercisable within 60 days, Mr. Pascal owned approximately 12.2% of our outstanding and issued capital stock and had approximately 77.4% of the combined voting power of our outstanding capital stock.
MGM MARKETING AGREEMENT, LETTER OF COMMITMENT, PROFIT SHARE BUYOUT AND PIPE PLACEMENT
We are party to a joint marketing agreement with MGM Resorts International ("MGM") (as amended, the “MGM Marketing Agreement”). MGM is a stockholder and MGM's Chief Commercial Officer also serves on the Board of Directors. As consideration for the use of MGM’s intellectual property in certain of our social casino games, we issued 19,200,000 shares of our common stock representing 10% of our then outstanding common stock, and in lieu of royalty payments, we agreed to pay MGM a profit share of up to a mid- to high-single digit percentage of cumulative net operating income, as defined in the MGM Marketing Agreement.
In October 2020, Old PLAYSTUDIOS and MGM agreed to amend the MGM Marketing Agreement to terminate the profit share provision (the "MGM Amendment"). Contemporaneously with the MGM Amendment, MGM delivered to us a Letter of Commitment pursuant to which it committed to participate in the PIPE Financing or other private placement of shares of our common stock for a minimum of $20.0 million. MGM applied the amount we were obligated to pay MGM under the MGM Amendment to satisfy its commitment, as permitted under the MGM Amendment. In exchange, we agreed to remit to MGM a one-time payment of $20.0 million, payable on the earliest to occur of (i) the PIPE Financing, (ii) the date that we waived MGM’s commitment to participate in the PIPE Financing, or (iii) two years from the date of the MGM Amendment. As of June 21, 2021, we satisfied all obligations related to the MGM profit share buyout as described below.
In connection with the execution of the Merger Agreement, Acies entered into Subscription Agreements, each dated as of February 1, 2021, with the Subscribers (as defined in the Subscription Agreements), pursuant to which the Subscribers agreed to purchase, and Acies agreed to sell the Subscribers, an aggregate of 25,000,000 Acies Class A Ordinary Shares (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $250.0 million (the “PIPE Placement”).
At the Closing of the Business Combination, we satisfied all obligations related to the MGM profit share buyout through the issuance of 2,000,000 shares of our Class A common stock to MGM in the PIPE Placement.
ANDREW PASCAL - FAMILY RELATIONSHIPS
Andrew Pascal’s brother, David Pascal, has served as our director of marketing since June 21, 2021 and previously served as the director of marketing of Old PLAYSTUDIOS since October 2012. David Pascal received approximately $0.3 million and $0.2 million in salary, bonus, and benefits in 2024 and 2023, respectively. The 2024 amount includes the grant date fair value of 60,000 RSUs that were granted to David Pascal.
INDEMNIFICATION AGREEMENTS WITH OUR DIRECTORS AND OFFICERS
The Certificate of Incorporation provides that we will indemnify our directors to the fullest extent authorized or permitted by applicable law. We have entered into agreements to indemnify our directors, executive officers, and other employees. Under the Bylaws, we are required to indemnify each of our directors and officers if the basis of the indemnitee’s involvement was by reason of the fact that the indemnitee is or was a director or officer of the Company or was serving at our request as a director, officer, employee, or agent for another entity. We must indemnify our officers and directors against all expenses, judgments, fines, and amounts paid in settlement actually and reasonably incurred by the indemnitee in connection with such action, suit, or proceeding if the indemnitee acted in good faith and in a manner the indemnitee reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the indemnitee’s conduct was unlawful. The Certificate of Incorporation also requires us to advance expenses incurred by a director or officer in connection with such action, suit or proceeding to the maximum extent permitted under Delaware law. Any claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The Audit Committee of our Board of Directors has appointed Deloitte & Touche LLP ("Deloitte") as our independent registered public accounting firm for the fiscal year ending December 31, 2024.
The following table presents fees for professional services rendered by Deloitte for the years ended December 31, 2024 and December 31, 2023 (in thousands):

	2024	2023
Audit Fees(1)	$740	$791
Audit-Related Fees(2)	15	41
Tax Fees(3)	216	421
All Other Fees(4)	4	389
Total	$975	$1,642
(1)“Audit Fees” consist of fees billed for professional services rendered for the audit of our consolidated financial statements and services that are normally provided by Deloitte in connection with regulatory filings.
(2)“Audit-Related Fees” consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)“Tax Fees” consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)“All Other Fees” consist of fees billed for consulting services for purposes of providing advice and recommendations.
Pre-Approval Policies and Procedures
The Audit Committee has sole authority to engage and determine the compensation of our independent registered public accounting firm. The Audit Committee also is directly responsible for evaluating the independent registered public accounting firm, reviewing and evaluating the lead partner of the independent registered public accounting firm, and overseeing the work of the independent registered public accounting firm. The Audit Committee annually pre-approves audit services to be provided by Deloitte, and also considers and is required to pre-approve the engagement of Deloitte for the provision of other services during the year. For each proposed service, the independent registered public accounting firm is required to provide detailed supporting documentation at the time of approval to permit the Audit Committee to make a determination as to whether the provision of such services would impair the independent registered public accounting firm’s independence, and whether the fees for the services are appropriate. All services provided by Deloitte in the fiscal year ended December 31, 2024 were approved by the Audit Committee in accordance with the pre-approval policies and procedures.

PART IV
ITEM 15.    EXHIBITS

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

10.27^	PLAYSTUDIOS, Inc. Severance and Change in Control Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 10, 2025).
19.1†	Insider Trading Policy.
21.1†	List of Subsidiaries.
23.1†	Consent of Independent Registered Public Accounting Firm.
31.1†	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*
Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*
Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1^†	PLAYSTUDIOS, Inc. Mandatory Recoupment Policy, adopted November 1, 2023 (effective as of October 2, 2023).
101.INS**	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
†	Previously filed or furnished, as applicable, as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
^	Indicates management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYSTUDIOS, Inc.
Date:	April 4, 2025	By:	/s/ Andrew Pascal
		Name:	Andrew Pascal
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)