Form 10-Q
period 2025-03-31
PLAYSTUDIOS, Inc.
filed 2025-05-09
CIK 1823878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 30, 2025, there were 108,626,198 shares of Class A common stock, $0.0001 par value per share, and 16,457,769 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

PART I.    Financial Information
Item 1.        Financial Statements
PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$107,097	$109,179
Receivables, net	29,583	30,767
Prepaid expenses and other current assets	8,769	7,156
Total current assets	145,449	147,102
Property and equipment, net	14,908	16,118
Operating lease right-of-use assets	8,737	9,703
Intangible assets and internal-use software, net	86,825	90,996
Goodwill	52,222	52,222
Deferred income taxes	3,343	3,399
Other long-term assets	2,291	3,415
Total non-current assets	168,326	175,853
Total assets	$313,775	$322,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	3,749	1,518
Operating lease liabilities, current	3,199	3,405
Accrued and other current liabilities	33,437	44,495
Total current liabilities	40,385	49,418
Minimum guarantee liability	18,834	18,000
Contingent consideration	3,665	3,340
Deferred income taxes	531	381
Operating lease liabilities, non-current	5,828	6,659
Other long-term liabilities	450	442
Total non-current liabilities	29,308	28,822
Total liabilities	$69,693	$78,240
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value (100,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024)	—	—
Class A common stock, $0.0001 par value (2,000,000 shares authorized, 129,407 and 127,734 shares issued, and 109,048 and 108,287 shares outstanding as of March 31, 2025 and December 31, 2024, respectively)	11	11
Class B common stock, $0.0001 par value (25,000 shares authorized, 16,457 and 16,457 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively).	2	2
Additional paid-in capital	331,706	327,951
Accumulated deficit	(34,204)	(31,324)
Accumulated other comprehensive loss	(586)	(632)
Treasury stock, at cost, 20,360 and 19,450 shares at March 31, 2025 and December 31, 2024, respectively	(52,847)	(51,293)
Total stockholders’ equity	244,082	244,715
Total liabilities and stockholders’ equity	$313,775	$322,955
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Net revenue	$62,709	$77,828
Operating expenses:
Cost of revenue(1)	15,779	18,951
Selling and marketing	13,169	18,576
Research and development	13,674	18,021
General and administrative	11,861	11,779
Depreciation and amortization	9,632	11,566
Restructuring and related	1,335	638
Total operating costs and expenses	65,450	79,531
Loss from operations	(2,741)	(1,703)
Other income (expense), net:
Change in fair value of warrant liabilities	101	(64)
Interest income, net	906	1,420
Other loss, net	(798)	(106)
Total other income, net	209	1,250
Loss before income taxes	(2,532)	(453)
Income tax expense	(348)	(114)
Net loss	$(2,880)	$(567)

Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00
Weighted average shares of common stock outstanding:
Basic	125,253	135,575
Diluted	125,253	135,575

(1)Amounts exclude depreciation and amortization.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(2,880)	$(567)
Other comprehensive income (loss):
Change in foreign currency translation adjustment(1)	8	(441)
Unrealized gain from derivative financial instruments(1)	50	(499)
Reclassification of loss/(gain) from settlement of derivative financial instruments included in net loss(1)	(12)	(168)
Total other comprehensive income (loss)	46	(1,108)
Comprehensive loss	$(2,834)	$(1,675)

(1)These amounts are presented gross of the effect of income taxes. The corresponding effects of income taxes are immaterial.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Retained Earnings	Treasury Stock
Balance as of December 31, 2023	118,200	$12	16,457	$2	$310,944	$124	$(2,637)	$(20,094)	$288,351
Net loss	—	—	—	—	—	—	(567)	—	(567)
Exercise of stock options	77	—	—	—	77	—	—	—	77
Restricted stock vesting, net of shares withheld	1,551	—	—	—	(686)	—	—	—	(686)
Stock-based compensation	—	—	—	—	5,191	—	—	—	5,191
Repurchase of common stock	(1,123)	—	—	—	—	—	—	(2,836)	(2,836)
Other comprehensive loss	—	—	—	—	—	(1,108)	—	—	(1,108)
Balance as of March 31, 2024	118,705	$12	16,457	$2	$315,526	$(984)	$(3,204)	$(22,930)	$288,422

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Accumulated Deficit	Treasury Stock
Balance as of December 31, 2024	108,287	$11	16,457	$2	$327,951	$(632)	$(31,324)	$(51,293)	$244,715
Net loss	—	—	—	—	—	—	(2,880)	—	(2,880)
Exercise of stock options	110	—	—	—	122	—	—	—	122
Restricted stock vesting, net of shares withheld	1,561	—	—	—	(741)	—	—	—	(741)
Stock-based compensation	—	—	—	—	4,374	—	—	—	4,374
Repurchase of common stock	(910)	—	—	—	—	—	—	(1,554)	(1,554)
Other comprehensive income	—	—	—	—	—	46	—	—	46
Balance as of March 31, 2025	109,048	$11	16,457	$2	$331,706	$(586)	$(34,204)	$(52,847)	$244,082

The accompanying notes are an integral part of these condensed consolidated financial statements

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,880)	$(567)
Adjustments:
Depreciation and amortization	9,632	11,566
Amortization of loan costs	43	38
Stock-based compensation expense	4,258	4,794
Change in fair value of warrant liabilities	(101)	64
Change in fair value of contingent consideration	325	—
Deferred income tax expense (benefit)	215	(134)
Other	616	114
Changes in operating assets and liabilities
Receivables, net	1,092	(1,595)
Prepaid expenses and other current assets	(1,730)	(1,081)
Income tax receivable	100	(425)
Accounts payable & accrued liabilities	(8,379)	(7,865)
Other	109	89
Net cash provided by operating activities	3,300	4,998
Cash flows from investing activities:
Purchase of property and equipment	(118)	(1,443)
Additions to internal-use software	(3,461)	(5,105)
Other	(30)	26
Net cash used in investing activities	(3,609)	(6,522)
Cash flows from financing activities:
Proceeds from stock option exercises	122	77
Payments for tax withholding of stock-based compensation	(740)	(685)
Payment of minimum guarantee liabilities	(284)	(819)
Repurchases of treasury stock	(1,554)	(2,836)
Net cash used in financing activities	(2,456)	(4,263)
Foreign currency translation	84	(122)
Net change in cash, cash equivalents, and restricted cash	(2,681)	(5,909)
Cash, cash equivalents, and restricted cash at beginning of period	110,386	132,889
Cash, cash equivalents, and restricted cash at end of period	$107,705	$126,980

Supplemental cash flow disclosures:
Interest paid	$41	$41
Income taxes paid, net of refunds	549	659
Non-cash investing and financing activities:
Capitalization of stock-based compensation	$116	$397
Additions to intangible assets related to licensing agreements	834	2,370
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
The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2024 have been applied consistently in these unaudited interim condensed consolidated financial statements. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position as of March 31, 2025, and its results of operations for the three months ended March 31, 2025, and 2024, and cash flows for the three months ended March 31, 2025, and 2024. The Condensed Consolidated Balance Sheet as of December 31, 2024 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
Emerging Growth Company ("EGC")
At March 31, 2025, the Company qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company has taken and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has opted to take advantage of such extended transition period available to emerging growth companies which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company can adopt the new or revised standard at the time private companies adopt the new or revised standard. As a result, the Company of the Company's qualifications as an emerging growth company, the Company does not expect to adopt any accounting pronouncements currently deferred based on private company standards. The Company expects to no longer qualify as an emerging growth company on December 31, 2025, the end of the fiscal year following the fifth year of the Company's initial public offering.
Smaller Reporting Company
As of March 31, 2025, the Company qualified as a Smaller Reporting Company ("SRC") as defined under Rule 12b-2 of the Securities Exchange Act of 1934. As an SRC, we are eligible for and have elected to provide scaled disclosure accommodations in this Quarterly Report on Form 10-Q. These accommodations allow us to provide reduced executive compensation disclosures, fewer years of audited financial statements, and less extensive narrative disclosures compared to larger reporting companies. The Company will reevaluate its eligibility to qualify as an SRC at the end of its second quarter of 2025, and otherwise as required.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies and estimates remained unchanged from our 2024 Annual Report on Form 10-K filed on March 14, 2025 and amended on Form 10-K/A filed on April 4, 2025.
Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the new accounting standard for the year ended December 31, 2024. The adoption of this guidance did not have an effect on the Company’s financial position, results of operations, or cash flows. See Note 3—Segment Reporting for additional disclosures.
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
NOTE 3—SEGMENT REPORTING
The Company has aggregated its operating segments into the following reportable segments: playGAMES and playAWARDS, which represent our different products and services. A detailed discussion regarding the products and services from which each reportable segment derives its revenue is included in our 2024 Annual Report on Form 10-K filed on March 14, 2025 and amended on Form 10-K/A filed on April 4, 2025.
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

The following table presents the Company’s segment information:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	playGAMES	playAWARDS	Total	playGAMES	playAWARDS	Total
Net revenue
Virtual currency	$50,692	$148	$50,840	$60,247	$—	$60,247
Advertising	11,863	—	11,863	17,442	—	17,442
Other	—	6	6	139	—	139
	62,555	154	62,709	77,828	—	77,828
Segment expenses
Cost of sales	15,763	16	15,779	18,951	—	18,951
Payroll & related	9,175	1,567	10,742	10,123	3,051	13,174
User acquisition	10,157	—	10,157	14,754	—	14,754
Other(1)	9,151	860	10,011	10,549	571	11,120
	44,246	2,443	46,689	54,377	3,622	57,999

Reportable segment AEBITDA	18,309	(2,289)	16,020	23,451	(3,622)	19,829

Other operating expense
Corporate and other			$3,533			$4,515
Restructuring expenses			1,335			638
Other reconciling items			3			19
Stock based compensation			4,258			4,794
Depreciation and amortization			9,632			11,566
			18,761			21,532
Non-operating income (expense)
Change in fair value of warrant liabilities			101			(64)
Interest income, net			906			1,420
Other expense			(798)			(106)
			209			1,250

Loss before income taxes			(2,532)			(453)
Income tax expense			(348)			(114)
Net loss			$(2,880)			$(567)

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

	Three Months Ended March 31, 2025
	playGAMES	playAWARDS	Corporate and Other	Total
Severance and employee-related costs	$342	$1	146	$489
Total	$342	$1	$146	$489
The following table summarizes the activity related to the liabilities associated with the Company's reorganization plan:

	playGAMES	playAWARDS	Corporate and Other	Total
Balance as of December 31, 2024	$2,207	$196	$365	$2,768
Reorganization charges and adjustments	119	1	18	138
Payments	(2,044)	(188)	(308)	(2,540)
Balance as of March 31, 2025	282	9	75	366
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

Consideration:	July 1, 2024
Cash consideration	$3,500
Contingent consideration	3,255
Total consideration transferred	$6,755

Identifiable assets acquired:
Developed technology (weighted-average useful life of 5 years)	$1,650
Property and equipment, net	16
Total identifiable net assets	$1,666

Goodwill	$5,089
As of March 31, 2025, the fair value of the contingent consideration was $3.7 million.

NOTE 5—RELATED-PARTY TRANSACTIONS
The following table is a summary of balance sheet assets and liabilities from related parties:

	March 31, 2025	December 31, 2024	Financial Statement Line Item
Marketing Agreement	$1,000	$1,000	Intangible assets and internal-use software, net
The Company’s revenues and expenses recognized from related parties were immaterial during the three months ended March 31, 2025 and 2024.
MGM Resorts International (“MGM”)
MGM is a stockholder and the President of MGM Resorts Operations also serves on the Company’s Board of Directors. MGM owned approximately 16.6 million and 16.6 million shares of the Company's outstanding Class A common stock as of March 31, 2025 and December 31, 2024, respectively.
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
NOTE 6—RECEIVABLES, NET
Receivables, net consist of the following:

	March 31, 2025	December 31, 2024
Trade receivables	$25,096	$26,264
Insurance receivable	3,750	3,750
Other receivables	758	770
Allowance for uncollectible amounts	(21)	(17)
Total receivables, net	$29,583	$30,767
Trade receivables generally represent amounts due to the Company from social and mobile platform operators, including Apple, Google, and direct-to-consumer ("DTC") payment processors, including Xsolla. Trade receivables are recorded when the right to consideration becomes unconditional.
Insurance receivable is related to the legal proceedings discussed in Note 11—Accrued and Other Liabilities.
Concentration of Credit Risk
The following table summarizes the major receivables of the Company as a percentage of the total trade receivables as of the dates indicated:

	March 31, 2025	December 31, 2024
Apple, Inc.	45.5%	47.9%
Google, LLC	19.3%	19.6%
Xsolla (USA), Inc.	11.9%	6.2%
As of March 31, 2025 and December 31, 2024, the Company did not have any additional counterparties that exceeded 10% of the Company’s net accounts receivable.

NOTE 7—PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	March 31, 2025	December 31, 2024
Prepaid expenses	$6,207	4,513
Income tax receivable	2,177	2,316
Other current assets	385	327
Total prepaid expenses other current assets	$8,769	$7,156
NOTE 8—FAIR VALUE MEASUREMENT
The carrying values of the Company’s cash and cash equivalents, receivables, net, prepaid expenses and other current assets, and accounts payable approximate fair value due to their short maturities.
The following tables present the liabilities measured at fair value on a recurring basis, by input level, in the Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$75	—	—	75
Private Warrants	—	54	—	54
Contingent consideration	—	—	3,665	3,665
Total financial liabilities	$75	$54	$3,665	$3,794

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$134	—	—	134
Private Warrants	—	96	—	96
Derivative financial instruments	—	38	—	38
Contingent consideration	—	—	3,340	3,340
Total financial liabilities	$134	$134	$3,340	$3,608
The fair value of our Level 3 contingent consideration liabilities relate to the Pixode Acquisition. This contingent consideration is primarily based on expected payments arising from a percentage of an adjusted net revenue for a three year period commencing on the re-launch date of the rebranded Pixode assets, payable at the end of each fiscal year. The value of these payments are subject to various market and operational risks. Significant unobservable inputs include a discount rate of approximately 13.1% and the probability of revenue growth over the same three year period. See Note 4—Business Combinations for more information on the Pixode Acquisition.

NOTE 9—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	March 31, 2025	December 31, 2024
Land and land improvements	$1,680	1,680
Building and building improvements	5,903	5,890
Computer equipment	9,184	9,288
Leasehold improvements	10,743	10,964
Purchased software	539	704
Furniture and fixtures	3,591	3,812
Total property and equipment	31,640	32,338
Less: accumulated depreciation	(16,732)	(16,220)
Total property and equipment, net	$14,908	$16,118
The aggregate depreciation expense for property and equipment, net is reflected in “Depreciation and amortization” in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2025 and 2024, depreciation expense was $1.0 million and $1.1 million, respectively. There were no material impairment charges or material write-offs recorded for the three months ended March 31, 2025 and 2024.
Property and equipment, net by region consists of the following:

	March 31, 2025	December 31, 2024
United States	$10,353	$10,947
Europe, Middle East, and Africa	3,535	4,059
All other countries	1,020	1,112
Total property and equipment, net	$14,908	$16,118

NOTE 10—INTANGIBLE ASSETS AND INTERNAL-USE SOFTWARE, NET
Intangible Assets
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset other than goodwill:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Licenses	$80,935	$(36,275)	$44,660	$80,101	$(33,424)	$46,677
Acquired technology	16,653	(8,950)	7,703	16,653	(8,238)	8,415
Customer relationships	12,000	(6,000)	6,000	12,000	(5,400)	6,600
Trade names	2,740	(1,615)	1,125	2,740	(1,578)	1,162
Internal-use software	191,741	(165,636)	26,105	188,164	(161,228)	26,936
Other	250	(18)	232	220	(14)	206
	304,319	(218,494)	85,825	299,878	(209,882)	89,996
Nonamortizable intangible assets:
Marketing Agreement with a related party	1,000	—	1,000	1,000	—	1,000
Total intangible assets	$305,319	$(218,494)	$86,825	$300,878	$(209,882)	$90,996
During the three months ended March 31, 2025 and 2024, intangible asset and internal-use software amortization was $8.6 million and $10.4 million, respectively. The aggregate amortization expense for amortizable intangible assets and internal-use software is reflected in “Depreciation and amortization” in the Condensed Consolidated Statements of Operations.
During the three months ended March 31, 2025 and 2024, there were no impairment charges for intangible assets or internal-use software.
As of March 31, 2025, the estimated annual amortization expense is as follows:

Projected Amortization Expense
Remaining 2025	$24,137
2026	26,833
2027	17,715
2028	10,104
2029	6,465
Thereafter	571
Total	$85,825

NOTE 11—ACCRUED AND OTHER LIABILITIES
Accrued liabilities consist of the following:

	March 31, 2025	December 31, 2024
Accrued payroll and related	5,753	11,824
Accrued user acquisition	3,526	3,609
Income taxes payable	1,430	1,468
Minimum guarantee liability	8,568	9,610
Accrued litigation	9,827	9,827
Other licensing agreements	—	2,431
Warrant liabilities	129	230
Other accruals	4,204	5,496
Total accrued liabilities	$33,437	$44,495
Accrued Litigation
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
The Company received four demands for arbitration during 2023 claiming that the games operated by PLAYSTUDIOS US, LLC constitute illegal gambling under the laws of various states. As of March 31, 2025, three of the demands for arbitration remained active (the "State Arbitration Demands"). These demands generally attempt to recover amounts spent by third parties on the Company’s games by relying on state gambling loss recovery statutes and/or by seeking to have the applicable Terms of Service declared invalid. The Company believes that the claims are without merit and the Company intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the arbitration proceedings.
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
As of March 31, 2025 and December 31, 2024 the Company accrued $9.8 million in connection with the Felipe Complaint, Pilati Lawsuit, Duckworth Lawsuit, Tipmore Lawsuit, and State Arbitration Demands and the Company expects to receive $3.8 million in estimated insurance recoveries.
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
At March 31, 2025, there were approximately 5.4 million Public Warrants and 3.8 million Private Warrants outstanding. Refer to Note 8—Fair Value Measurement for further information. The warrant liabilities are classified within “Accrued and other current liabilities” on the Condensed Consolidated Balance Sheets.
NOTE 12—LEASES
The Company's operating leases primarily consist of real estate leases such as offices. During the three months ended March 31, 2025 and 2024, operating lease expense was $1.0 million and $1.2 million, respectively. The Company does not have any finance leases. Total variable and short-term lease payments were immaterial for all periods presented.
Supplemental balance sheet information related to operating leases are as follows:

	March 31, 2025	December 31, 2024
Operating lease right-of-use assets, net	$8,737	$9,703

Operating lease liabilities, current	3,199	3,405
Operating lease liabilities, noncurrent	5,828	6,659
Operating lease liabilities, total	$9,027	$10,064

Weighted average remaining lease term, years	2.4	2.9
Weighted average discount rate	6.3%	6.1%
Operating lease liability maturities:

Year ending December 31,	Operating Leases
Remaining 2025	$2,764
2026	3,569
2027	3,019
2028	446
Total undiscounted cash flows	$9,798
Less: imputed interest	$(771)
Lease liabilities, total	$9,027
As of March 31, 2025, the Company did not have any material additional operating leases that have not yet commenced.

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
The Company capitalized a total of $0.8 million in debt issuance costs related to the Credit Agreement and subsequent amendments. As of March 31, 2025, the Company is in compliance with and does not have any balances outstanding under the Credit Agreement.
NOTE 14—REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table summarizes the Company’s revenue disaggregated by type, and by over time or point in time recognition:

	Three Months Ended March 31,
	2025	2024
Virtual currency (over time)	$50,840	$60,247
Advertising (point in time)	11,863	17,442
Other revenue (point in time or over time)	6	139
Total net revenue	$62,709	$77,828

The following table summarizes the Company’s virtual currency revenue disaggregated by platform:

	Three Months Ended March 31,
	2025	2024
Third-party platforms	45,870	57,923
Direct-to-consumer platforms	4,970	2,324
Total virtual currency	$50,840	$60,247
The following table summarizes the Company’s revenue disaggregated by geography:

	Three Months Ended March 31,
	2025	2024
United States	$53,060	$65,364
All other countries	9,649	12,464
Total net revenue	$62,709	$77,828
Contract Balances
Contract assets represent the Company’s ability to bill customers for performance obligations completed under a contract. As of March 31, 2025 and December 31, 2024, there were no contract assets recorded in the Company’s Condensed Consolidated Balance Sheets. The deferred revenue balance related to the purchase of virtual currency was immaterial as of March 31, 2025 and December 31, 2024. Trade receivables are described in Note 6—Receivables, net.

NOTE 15—INCOME TAXES
The Company recorded an income tax expense of $0.3 million and an income tax expense of $0.1 million for the three months ended March 31, 2025 and 2024, respectively. Our effective tax rate was (13.7)% for the three months ended March 31, 2025 compared to (25.2)% for the three months ended March 31, 2024.
Income tax expense for the three months ended March 31, 2025 and 2024 is primarily related to non-US based income taxes and nondeductible items.
NOTE 16—COMMITMENTS AND CONTINGENCIES
Minimum Guarantee Liability
The following are the Company’s total minimum guaranteed royalty payment obligations related to licensing agreements as of:

	March 31, 2025	December 31, 2024
Minimum guarantee liability - current	$8,568	$9,610
Minimum guarantee liability - noncurrent	18,834	18,000
Total minimum guarantee obligations	$27,402	$27,610
Weighted-average remaining contractual term (in years)	1.8	2.0
The following are the Company’s remaining expected future payments of minimum guaranteed obligations as of March 31, 2025:

Year Ending December 31,	Minimum Guarantee Obligations
Remaining 2025	$8,568
2026	6,834
2027	6,000
2028	6,000
Total	$27,402
Pixode
In connection with the Pixode Acquisition, in addition to the $3.5 million paid at closing, and the Company agreed to pay a percentage of an adjusted net revenue for a three year period commencing on the re-launch date of the rebranded Pixode assets, payable at the end of each fiscal year, contingent upon the satisfaction of certain product and financial milestones, up to a maximum amount of $113.5 million. The fair value of the contingent consideration is reassessed at each reporting date, with changes recognized in earnings. The fair value of the contingent consideration as of March 31, 2025 was $3.7 million. Refer to Note 8—Fair Value Measurement for more information.
Legal Proceedings
The Company is party to ordinary and routine litigation incidental to its business. On a case-by-case basis, the Company engages inside and outside counsel to assess the probability of potential liability resulting from such litigation. After making such assessments, the Company makes an accrual for the estimated loss only when the loss is reasonably probable and an amount can be reasonably estimated. The Company does not expect the outcome of any of the below pending litigation to have a material effect on the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations, or Consolidated Statements of Cash Flows.
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
On February 10, 2025, Britt Englund and Brett Chapin, purported citizens of California and two of the named claimants in the May 24, 2024 pre-arbitration notices referenced above, filed a civil lawsuit against PLAYSTUDIOS US, LLC in the Superior Court of the State of California for the County of Los Angeles, alleging that PLAYSTUDIOS US, LLC breached an agreement to arbitrate a dispute arising out of plaintiffs’ engagement with games operated by the Company, and seeking an order to compel the Company to arbitrate. The complaint was dismissed by the plaintiffs on April 25, 2025 as part of an agreement to arbitrate the matter.
NOTE 17—STOCKHOLDERS’ EQUITY
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

Accumulated Other Comprehensive Loss
The following tables shows a summary of changes in accumulated other comprehensive loss:

	Foreign Currency Derivative Contracts	Currency Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2024	$(38)	$(594)	$(632)
Net gains recognized in other comprehensive income before reclassifications	38	—	38
Foreign currency translation	—	8	8
Balance as of March 31, 2025	$—	$(586)	$(586)

	Foreign Currency Derivative Contracts	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023	$286	$(162)	$124
Net losses recognized in other comprehensive income before reclassifications	(667)	—	(667)
Foreign currency translation	—	(441)	(441)
Balance as of March 31, 2024	$(381)	$(603)	$(984)
Foreign Currency Derivative Contracts
At December 31, 2024, the Company had outstanding foreign currency derivative contracts to purchase certain foreign currencies at future dates. The amount of future operating expenses the Company had hedged was approximately $2.5 million, and all contracts matured during the three months ended March 31, 2025. The aggregate fair value of the Company’s derivative contracts was a net liability of less than $0.1 million as of December 31, 2024 and was recorded in "Accrued and other liabilities" in the accompanying Condensed Consolidated Balance Sheet.
At March 31, 2025, the Company did not have any unsettled foreign currency derivative contracts. Subsequent to March 31, 2025, the Company entered into foreign currency derivative contracts to purchase certain foreign currencies at future dates. The amount of future operating expenses the Company had hedged was approximately NIS 36.0 million, and all contracts are expected to mature within 12 months of the purchase date.
Treasury Stock
The following table shows a summary of changes in treasury stock:

	Treasury shares	Treasury stock, at cost
Balance as of December 31, 2024	19,450	$51,293
Class A common stock repurchased through the Stock Repurchase Program	910	1,554
Balance as of March 31, 2025	20,360	$52,847
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
Subsequent to March 31, 2025, the Company acquired 0.4 million additional shares of its Class A common stock under this program at an aggregate value of $0.6 million and an average price of $1.29 per share. Repurchased shares were held in treasury. The remaining availability under the stock repurchase program was $41.4 million after the subsequent purchases.

NOTE 18—STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense for the periods shown:

	Three Months Ended March 31,
	2025	2024
Selling and marketing	$159	$273
General and administrative	2,888	2,555
Research and development	1,211	1,966
Stock-based compensation expense	$4,258	$4,794
Capitalized stock-based compensation	$116	$397
As of March 31, 2025, there was approximately $27.6 million and $3.9 million in unrecognized stock-based compensation expense related to restricted stock units and performance stock units that are expected to be recognized over a weighted-average expected vesting period of 2.2 years and 0.9 years, respectively. The Company granted 5.1 million restricted stock units during the three months ended March 31, 2025. The Company granted 2.7 million performance stock units during the three months ended March 31, 2025.

NOTE 19—NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss attributable to Class A and Class B common stockholders per share (in thousands except per share data):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Class A	Class B	Class A	Class B
Numerator
Net loss attributable to common stockholders – basic	$(2,502)	$(378)	$(498)	$(69)
Potential dilutive effect of derivative instruments	—	—	—	—
Net loss attributable to common stockholders – diluted	$(2,502)	$(378)	$(498)	$(69)
Denominator
Weighted average shares of common stock outstanding - basic	108,795	16,458	119,117	16,458
Potential dilutive effect of derivative instruments	—	—	—	—
Weighted average shares of common stock outstanding - diluted	108,795	16,458	119,117	16,458
Net loss attributable to common stockholders per share
Basic	$(0.02)	$(0.02)	$0.00	$0.00
Diluted	$(0.02)	$(0.02)	$0.00	$0.00

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

The following equity awards outstanding at the end of each period presented have been excluded from the computation of diluted net loss per share of common stock for the periods presented due to their anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Stock options	4,756	5,299
Restricted stock units	14,755	13,843
Performance stock units	2,654	342
Public Warrants	5,382	5,382
Private Warrants	3,822	3,822
Earnout Shares	15,000	15,000
	46,369	43,688

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
Smaller Reporting Company ("SRC") Accommodations
As an SRC, we have elected to use scaled disclosure accommodations permitted by the SEC, which means that this section does not include all disclosures required for larger reporting companies. Specifically, we are not required to include the contractual obligations table that larger companies must disclose.
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
Retail Value of Daily Rewards Inventory
Retail Value of Daily Rewards Inventory is defined as the cumulative retail value of all rewards listed as available for the period divided by the number days in the period. For rewards with unlimited inventory, the maximum of number of rewards used in the calculation is 50. The retail value of each reward listed as available is the retail value as specified by the rewards partner upon creation of the reward. Retail Value of Daily Rewards Inventory only includes the retail value of real-world partner rewards and excludes the cost of any PLAYSTUDIOS branded merchandise. We use Retail Value of Daily Rewards Inventory to help us understand the real-world value of the rewards within our playAWARDS platform.

Results of Operations
Comparison of the three months ended March 31, 2025 versus the three months ended March 31, 2024
The following table summarizes our consolidated results of operations for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Net revenue	$62,709	$77,828	$(15,119)	(19.4)%
Operating expenses	65,450	79,531	(14,081)	(17.7)%
Operating loss	(2,741)	(1,703)	(1,038)	61.0%
Net loss	(2,880)	(567)	(2,313)	407.9%
Net loss margin	(4.6)%	(0.7)%	(3.9)pp	557.1%

pp = percentage points
Net Revenue by Reportable Segment

	Three Months Ended March 31,
	2025	2024	Change	% Change
Net revenue
playGAMES	$62,555	$77,828	$(15,273)	(19.6)%
playAWARDS	154	—	154	nm
Net revenue	$62,709	$77,828	$(15,119)	(19.4)%

nm = not meaningful
Revenue information by geography is summarized as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	Change	% Change
United States	$53,060	$65,364	$(12,304)	(18.8)%
All other countries	9,649	12,464	(2,815)	(22.6)%
Net revenue	$62,709	$77,828	$(15,119)	(19.4)%

playGAMES
The following table shows net revenues and key performance indicators for our playGAMES division (in thousands, except percentages and ARPDAU):

	Three Months Ended March 31,
	2025	2024	Change		% Change
Virtual currency	$50,692	$60,247	$(9,555)		(15.9)%
Advertising	11,863	17,442	(5,579)		(32.0)%
Other revenue	—	139	(139)		(100.0)%
Net revenue	$62,555	$77,828	$(15,273)		(19.6)%

Average DAU	2,632	3,495	(863)		(24.7)%
Average MAU	11,422	14,752	(3,330)		(22.6)%
Average DPU	21	27	(6)		(22.2)%
Average Daily Payer Conversion	0.8%	0.8%	—	pp	—%
ARPDAU (in dollars)	$0.26	$0.24	$0.02		8.3%

pp = percentage points
Net revenue decreased $15.3 million, or (19.6)%, to $62.6 million during the three months ended March 31, 2025 compared to $77.8 million during the three months ended March 31, 2024. The decrease was due to a $9.6 million decrease in virtual currency revenue primarily driven by decreases in DPU and a $5.6 million decrease in advertising revenue mainly driven by decreases in DAU.
playAWARDS
The following table shows net revenues and key performance indicators for our playAWARDS division (in thousands, except for available rewards):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Virtual currency	$148	$—	$148	nm
Other	$6	$—	$6	nm
Net revenue	$154	$—	$154	nm

Available Rewards (in units)	367	521	(154)	(29.6)%
Purchases (in units)	281	501	(220)	(44.0)%
Retail Value of Purchases	$16,984	$40,591	$(23,607)	(58.2)%
Retail Value of Daily Rewards Inventory	$2,005	$1,901	$104	5.5%

nm = not meaningful
Net revenue remained flat during the three months ended March 31, 2025 compared to the same period in prior year. The key performance indicators presented above are used by management to assess the playAWARDS segment's operating performance, however are not indicative revenue metrics.

Operating Expenses
The following table summarizes our consolidated operating expenses for each applicable period (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	$ Change
Operating expenses:
Cost of revenue	$15,779	$18,951	$(3,172)
Selling and marketing	13,169	18,576	(5,407)
Research and development	13,674	18,021	(4,347)
General and administrative	11,861	11,779	82
Depreciation and amortization	9,632	11,566	(1,934)
Restructuring expenses	1,335	638	697
Total operating expenses	$65,450	$79,531	$(14,081)

Cost of Revenue
Cost of revenue decreased by $3.2 million to $15.8 million during the three months ended March 31, 2025 compared to $19.0 million during the three months ended March 31, 2024. The decrease was primarily related to a decrease in virtual currency revenue. As a percentage of revenue, cost of revenue increased from 24.3% for the three months ended March 31, 2024 to 25.2% for the three months ended March 31, 2025.
Selling and Marketing
Selling and marketing expenses decreased by $5.4 million to $13.2 million during the three months ended March 31, 2025 compared to $18.6 million during the three months ended March 31, 2024. The decrease was primarily due to decreases in user acquisition expense of $4.6 million and other selling and marketing expense of $0.8 million.
Research and Development
Research and development expenses decreased by $4.3 million to $13.7 million during the three months ended March 31, 2025 compared to $18.0 million during the three months ended March 31, 2024. The decrease was primarily due to decreases in employee costs of $3.0 million, stock compensation of $0.8 million, facilities of $0.3 million, and other research and development expense of $0.2 million as a result of the 2024 Reorganization Plan.
General and Administrative
General and administrative expenses increased by $0.1 million to $11.9 million during the three months ended March 31, 2025 compared to $11.8 million during the three months ended March 31, 2024. The increase is primarily due to increases in stock compensation of $0.3 million, facilities of $0.3 million, and other general and administrative expense of $0.1 million. This was offset by a reduction of employee costs of $0.6 million as a result of the 2024 Reorganization Plan.
Depreciation and Amortization
Depreciation and amortization expenses decreased by $1.9 million to $9.6 million during the three months ended March 31, 2025 compared to $11.6 million during the three months ended March 31, 2024. The decrease was primarily due to decreases of internal-use software amortization in connection with write-downs of certain assets during the second half of the year ended December 31, 2024 as a result of the 2024 Reorganization Plan.
Restructuring Expenses
Restructuring expenses increased by $0.7 million from the three months ended March 31, 2024 to the three months ended March 31, 2025. The increase was primarily due to increases in non-recurring legal expense of $0.4 million and various merger and acquisition opportunities of $0.3 million.

Other Income, Net
The following table summarizes our consolidated non-operating expense for each applicable period (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Change in fair value of warrant liabilities	$101	$(64)	$165	(257.8)%
Interest income, net	906	1,420	(514)	(36.2)%
Other expense, net	(798)	(106)	(692)	652.8%
Total other income, net	$209	$1,250	$(1,041)	(83.3)%

The change in fair value of warrant liabilities is related to the warrants discussed in Note 11—Accrued and Other Liabilities to our condensed consolidated financial statements herein. Interest income, net is related to interest earned on cash and cash equivalents offset by fees and expenses associated with the Credit Agreement as discussed in Note 13—Long-Term Debt to our condensed consolidated financial statements herein. Other income primarily relates to gains or (losses) from equity investments and gains or (losses) from foreign currency transactions with our foreign subsidiaries.

Provision for Income Taxes
Provision for income taxes resulted in a tax expense of $0.3 million for the three months ended March 31, 2025, compared to a tax expense of $0.1 million for the three months ended March 31, 2024.
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
Comparison of the three months ended March 31, 2025 versus the three months ended March 31, 2024

	Three Months Ended March 31,
	2025	2024	Change	% Change
AEBITDA
playGAMES	$18,309	$23,451	$(5,142)	(21.9)%
playAWARDS	(2,289)	(3,622)	1,333	(36.8)%
Corporate and other	(3,533)	(4,515)	982	(21.7)%
Consolidated AEBITDA	$12,487	$15,314	$(2,827)	(18.5)%

Segment AEBITDA Margin:
playGAMES	29.3%	30.1%	(0.8)%	(2.7)%
playAWARDS	nm	nm	nm	nm

nm - not meaningful

playGAMES
playGAMES AEBITDA was $18.3 million for the three months ended March 31, 2025 compared to $23.5 million for the three months ended March 31, 2024, a decrease of $5.1 million. playGAMES AEBITDA margin was 29.3% for the three months ended March 31, 2025 compared to 30.1% for the three months ended March 31, 2024. The decrease to playGAMES AEBITDA was a result of decreased virtual currency revenue primarily driven by decreases in DPU. This was offset by an increase in direct-to-consumer sales which incurs lower processing fees, driving a reduction in cost of sales, as well as a reduction of user acquisition costs.
playAWARDS

playAWARDS AEBITDA was $(2.3) million for the three months ended March 31, 2025 compared to $(3.6) million for the three months ended March 31, 2024. The increase in AEBITDA can be attributed to a decrease in employee costs as a result of the 2024 Reorganization Plan.

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

	Three Months Ended March 31,
	2025	2024
Revenue	$62,709	$77,828
Net loss	$(2,880)	$(567)
Net loss margin	(4.6)%	(0.7)%
Adjustments:
Depreciation & amortization	9,632	11,566
Income tax (expense) benefit	348	114
Stock-based compensation expense	4,258	4,794
Change in fair value of warrant liability	(101)	64
Change in fair value of contingent consideration	325	—
Restructuring and related(1)	1,335	638
Other, net(2)	(430)	(1,295)
Consolidated AEBITDA	12,487	15,314
Consolidated AEBITDA Margin	19.9%	19.7%

(1)Amounts reported during the three months ended March 31, 2024 relate to internal reorganization costs, including severance-related costs, and fees related to evaluating various merger, acquisition and restructuring opportunities. Amounts reported during the three months ended March 31, 2025 relate to internal reorganization costs, including severance-related costs, fees related to evaluating various merger and acquisition opportunities, and non-recurring legal costs.
(2)Amounts reported in “Other, net” include interest expense, interest income, gains/losses from equity investments, foreign currency gains/losses, and non-cash gains/losses on the disposal of assets.

Liquidity and Capital Resources
As of March 31, 2025, we had cash and cash equivalents of $107.1 million, which consisted of cash on hand and money market mutual funds. As of March 31, 2025 we had restricted cash of $0.6 million. Historically, we have funded our operations, including capital expenditures, primarily through cash flow from operating activities. We believe that our existing cash and cash equivalents, the cash generated from operations, and the borrowing capacity under our Credit Agreement as described below will be sufficient to fund our operations and capital expenditures for at least the next twelve (12) months. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure, or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financing to secure additional funds or we may decide to do so opportunistically.
Debt
For a description of the Credit Agreement, see Note 13—Long-Term Debt in our Condensed Consolidated Financial Statements and Liquidity and Capital Resources in our 2024 Annual Report on Form 10-K filed on March 14, 2025 and amended on Form 10-K/A filed on April 4, 2025.
As of March 31, 2025, we do not have any outstanding amounts under the Credit Agreement.
Cash Flows
The following tables present a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$3,300	$4,998
Net cash used in investing activities	(3,609)	(6,522)
Net cash used in financing activities	(2,456)	(4,263)
Effect of exchange rate on cash and cash equivalents	84	(122)
Decrease in cash and cash equivalents	(2,681)	(5,909)
Operating Activities
During the three months ended March 31, 2025, operating activities provided $3.3 million of net cash as compared to $5.0 million during the three months ended March 31, 2024. The decrease in cash provided from operating activities was primarily due to a decrease in net revenue, which was offset by a reduction in cost of sales, less employee costs due to a reduced headcount, and favorable change in operating assets and liabilities due to timing fluctuations in receivables being collected.
Investing Activities
During the three months ended March 31, 2025, investing activities used $3.6 million of net cash as compared to $6.5 million during the three months ended March 31, 2024. The change in cash used in investing activities was due to less additions to internal-use software and property and equipment during the three months ended March 31, 2025.
Financing Activities
During the three months ended March 31, 2025, financing activities used $2.5 million of net cash as compared to $4.3 million during the three months ended March 31, 2024. The change in cash used in financing activities was due to $1.3 million less in share repurchases and $0.3 million less in payments made for minimum guarantees.
Contractual Obligations, Commitments, and Contingencies
As of March 31, 2025, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our 2024 Annual Report on Form 10-K filed on March 14, 2025 and amended on Form 10-K/A filed on April 4, 2025.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Pursuant to Item 305(e) of Regulation of S-K (§229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings
From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding legal proceedings and other claims in which we are involved, see Note 11—Accrued and Other Liabilities and Note 16—Commitments and Contingencies.
Item 1A.    Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our 2024 Annual Report on Form 10-K filed on March 14, 2025 as amended by our Form 10-K/A (Amendment No. 1) filed on April 4, 2025. There have been no material changes to those factors previously disclosed.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about share repurchases made by us of our Class A common stock during the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program[3] (In thousands)
January 1, 2025 - January 31, 2025	542,877	$1.82	416,884	$42,734
February 1, 2025 - February 28, 2025	527,870	$1.77	244,922	$42,306
March 1, 2025 - March 31, 2025	258,751	$1.37	248,030	$41,964

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
2.Average price paid per share includes shares surrendered to satisfy tax withholding obligations, and excludes costs associated with the repurchases. Average price paid per share purchased as part of the publicly announced program was $1.69 from January 1, 2025 to March 31, 2025.
3.The repurchases are being executed from time to time, subject to general business and market conditions, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 trading plans, pursuant to a stock repurchase program. On November 10, 2021, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, within a 12 month period, up to $50.0 million of the Company’s Class A common stock at such times and in such amounts as the Company’s Board of Directors deems appropriate, based on factors such as market conditions, legal requirements, and other business considerations. The Company publicly announced the approval of such stock repurchase program on November 12, 2021. On November 2, 2022, the Company’s Board of Directors approved an extension of the time period for repurchases under the stock repurchase program for an additional 12 months from November 10, 2022 to November 10, 2023. On November 1, 2023, the Company's Board of Directors extended the stock repurchase program through November 10, 2024 and increased the remaining amount authorized to $50.0 million. The Company publicly announced such extension and increase on November 2, 2023. See Note 17—Stockholders’ Equity of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information relating to share repurchases.

Item 3.        Defaults Upon Senior Securities
None
Item 4.        Mine Safety Disclosures
Not applicable
Item 5.        Other Information
During the fiscal quarter ended March 31, 2025, the following officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

On March 12, 2025, Joel Agena, General Counsel and Secretary of the Company, adopted a Rule 10b5-1 trading plan providing for the sale of shares of Class A common stock, with the first trade under the plan scheduled to occur on or after June 13, 2025. The trading plan will be effective through March 16, 2026 and is intended to satisfy the affirmative defense of Rule 10b5-1(c) with respect to (i) the sale of up to 225,391 shares of Class A common stock, (ii) the sale of up to 100% of the shares received (net of tax withholding) upon vesting and settlement of unvested Restricted Stock Units for 125,000 shares (gross) of Class A common that are scheduled to vest on May 15, 2025, and (iii) the exercise of vested stock options and associated sale of up to 233,044 shares of Class A common stock issuable thereunder.

The foregoing Rule 10b5-1 trading arrangement is in accordance with our Statement of Policy Concerning Trading in Company Securities, and any actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings in accordance with applicable securities laws, rules, and regulations.

No other officers or directors of the Company adopted and/or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended March 31, 2025.

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

PLAYSTUDIOS, Inc.

Date:	May 9, 2025	By:	/s/ Andrew Pascal
		Name:	Andrew Pascal
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2025	By:	/s/ Scott Peterson
		Name:	Scott Peterson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)