Form 10-Q
period 2025-06-30
PLAYSTUDIOS, Inc.
filed 2025-08-08
CIK 1823878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 31, 2025, there were 108,888,036 shares of Class A common stock, $0.0001 par value per share, and 16,457,769 shares of Class B common stock, $0.0001 par value per share, outstanding.

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q may include, but are not limited to, statements about:
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
•the impact of geopolitical conditions, including the wars between Ukraine and Russia and between the State of Israel and Hamas, as well as evolving conflicts in surrounding areas; and
•the impact of legal and regulatory factors on our current and planned business operations, including the enactment, amendment, interpretation, or enforcement of laws or regulations, including those governing gaming, advertising, data privacy, consumer protection, sweepstakes promotions, virtual currencies or digital platforms, that may affect how we operate, where we operate, or the products and services we offer.

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

PART I.    Financial Information
Item 1.        Financial Statements
PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value amounts)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$112,860	$109,179
Receivables, net	28,700	30,767
Prepaid expenses and other current assets	9,544	7,156
Total current assets	151,104	147,102
Property and equipment, net	14,647	16,118
Operating lease right-of-use assets	9,110	9,703
Intangible assets and internal-use software, net	83,371	90,996
Goodwill	52,222	52,222
Deferred income taxes	3,683	3,399
Other long-term assets	2,096	3,415
Total non-current assets	165,129	175,853
Total assets	$316,233	$322,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	3,688	1,518
Operating lease liabilities, current	3,586	3,405
Accrued and other current liabilities	34,162	44,495
Total current liabilities	41,436	49,418
Minimum guarantee liability	19,735	18,000
Contingent consideration	2,996	3,340
Deferred income taxes	531	381
Operating lease liabilities, non-current	5,793	6,659
Other long-term liabilities	451	442
Total non-current liabilities	29,506	28,822
Total liabilities	$70,942	$78,240
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value (100,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024)	—	—
Class A common stock, $0.0001 par value (2,000,000 shares authorized, 130,523 and 127,734 shares issued, and 108,784 and 108,287 shares outstanding as of June 30, 2025 and December 31, 2024, respectively)	11	11
Class B common stock, $0.0001 par value (25,000 shares authorized, 16,457 and 16,457 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively).	2	2
Additional paid-in capital	335,674	327,951
Accumulated deficit	(37,152)	(31,324)
Accumulated other comprehensive income (loss)	1,548	(632)
Treasury stock, at cost, 21,739 and 19,450 shares at June 30, 2025 and December 31, 2024, respectively	(54,792)	(51,293)
Total stockholders’ equity	245,291	244,715
Total liabilities and stockholders’ equity	$316,233	$322,955
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$59,338	$72,590	$122,047	$150,418
Operating expenses:
Cost of revenue(1)	14,563	18,068	30,342	37,019
Selling and marketing	13,108	17,064	26,277	35,640
Research and development	14,214	16,743	27,888	34,764
General and administrative	11,345	11,645	23,206	23,424
Depreciation and amortization	9,535	11,654	19,167	23,220
Restructuring and related	60	1,379	1,395	2,017
Total operating costs and expenses	62,825	76,553	128,275	156,084
Loss from operations	(3,487)	(3,963)	(6,228)	(5,666)
Other income (expense), net:
Change in fair value of warrant liabilities	9	717	110	653
Interest income, net	946	1,374	1,852	2,794
Other loss, net	(207)	(264)	(1,005)	(370)
Total other income, net	748	1,827	957	3,077
Loss before income taxes	(2,739)	(2,136)	(5,271)	(2,589)
Income tax expense	(209)	(475)	(557)	(589)
Net loss	$(2,948)	$(2,611)	$(5,828)	$(3,178)

Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.02)	$(0.02)	$(0.05)	$(0.02)
Diluted	$(0.02)	$(0.02)	$(0.05)	$(0.02)
Weighted average shares of common stock outstanding:
Basic	125,448	132,475	125,351	134,025
Diluted	125,448	132,475	125,351	134,025

(1)Amounts exclude depreciation and amortization.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(2,948)	$(2,611)	$(5,828)	$(3,178)
Other comprehensive income (loss):
Change in foreign currency translation adjustment(1)	1,611	(247)	1,619	(688)
Unrealized gain (loss) from derivative financial instruments(1)	758	(522)	808	(1,021)
Reclassification of loss/(gain) from settlement of derivative financial instruments included in net loss(1)	(235)	199	(247)	31
Total other comprehensive income (loss)	2,134	(570)	2,180	(1,678)
Comprehensive loss	$(814)	$(3,181)	$(3,648)	$(4,856)

(1)These amounts are presented gross of the effect of income taxes. The corresponding effects of income taxes are immaterial.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Accumulated Deficit	Treasury Stock
Balance as of March 31, 2024	118,705	$12	16,457	$2	$315,526	$(984)	$(3,204)	$(22,930)	$288,422
Net loss	—	—	—	—	—	—	(2,611)	—	(2,611)
Exercise of stock options	40	—	—	—	38	—	—	—	38
Restricted stock vesting, net of shares withheld	1,479	—	—	—	(1,183)	—	—	—	(1,183)
Stock-based compensation	—	—	—	—	5,301	—	—	—	5,301
Repurchase of common stock	(12,092)	(1)	—	—	—	—	—	(25,833)	(25,834)
Other comprehensive loss	—	—	—	—	—	(570)	—	—	(570)
Balance as of June 30, 2024	108,132	$11	16,457	$2	$319,682	$(1,554)	$(5,815)	$(48,763)	$263,563

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Accumulated Deficit	Treasury Stock
Balance as of December 31, 2023	118,200	$12	16,457	$2	$310,944	$124	$(2,637)	$(20,094)	$288,351
Net loss	—	—	—	—	—	—	(3,178)	—	(3,178)
Exercise of stock options	117	—	—	—	115	—	—	—	115
Restricted stock vesting, net of shares withheld	3,030	—	—	—	(1,869)	—	—	—	(1,869)
Stock-based compensation	—	—	—	—	10,492	—	—	—	10,492
Repurchase of common stock	(13,215)	(1)	—	—	—	—	—	(28,669)	(28,670)
Other comprehensive loss	—	—	—	—	—	(1,678)	—	—	(1,678)
Balance as of June 30, 2024	108,132	$11	16,457	$2	$319,682	$(1,554)	$(5,815)	$(48,763)	$263,563

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Accumulated Deficit	Treasury Stock
Balance as of March 31, 2025	109,048	$11	16,457	$2	$331,706	$(586)	$(34,204)	$(52,847)	$244,082
Net loss	—	—	—	—	—	—	(2,948)	—	(2,948)
Exercise of stock options	—	—	—	—	—	—	—	—	—
Restricted stock vesting, net of shares withheld	1,116	—	—	—	(810)	—	—	—	(810)
Stock-based compensation	—	—	—	—	4,778	—	—	—	4,778
Repurchase of common stock	(1,380)	—	—	—	—	—	—	(1,945)	(1,945)
Other comprehensive income	—	—	—	—	—	2,134	—	—	2,134
Balance as of June 30, 2025	108,784	$11	16,457	$2	$335,674	$1,548	$(37,152)	$(54,792)	$245,291

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Accumulated Deficit	Treasury Stock
Balance as of December 31, 2024	108,287	$11	16,457	$2	$327,951	$(632)	$(31,324)	$(51,293)	$244,715
Net loss	—	—	—	—	—	—	(5,828)	—	(5,828)
Exercise of stock options	110	—	—	—	122	—	—	—	122
Restricted stock vesting, net of shares withheld	2,677	—	—	—	(1,551)	—	—	—	(1,551)
Stock-based compensation	—	—	—	—	9,152	—	—	—	9,152
Repurchase of common stock	(2,290)	—	—	—	—	—	—	(3,499)	(3,499)
Other comprehensive income	—	—	—	—	—	2,180	—	—	2,180
Balance as of June 30, 2025	108,784	$11	16,457	$2	$335,674	$1,548	$(37,152)	$(54,792)	$245,291
The accompanying notes are an integral part of these condensed consolidated financial statements

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,828)	$(3,178)
Adjustments:
Depreciation and amortization	19,167	23,220
Amortization of loan costs	87	77
Stock-based compensation expense	8,866	9,724
Change in fair value of warrant liabilities	(110)	(653)
Change in fair value of contingent consideration	156	—
Asset impairments	—	91
Deferred income tax expense (benefit)	(125)	246
Other	979	324
Changes in operating assets and liabilities
Receivables, net	1,603	1,161
Prepaid expenses and other current assets	(2,181)	(808)
Income tax receivable	234	(1,513)
Accounts payable & accrued liabilities	(6,387)	(9,240)
Other	481	80
Net cash provided by operating activities	16,942	19,531
Cash flows from investing activities:
Purchase of property and equipment	(530)	(3,181)
Additions to internal-use software	(7,459)	(9,875)
Other	(41)	(4)
Net cash used in investing activities	(8,030)	(13,060)
Cash flows from financing activities:
Proceeds from stock option exercises	122	115
Payments for tax withholding of stock-based compensation	(1,553)	(1,868)
Payment of minimum guarantee liabilities	(2,080)	(2,022)
Repurchases of treasury stock	(3,450)	(28,669)
Net cash used in financing activities	(6,961)	(32,444)
Foreign currency translation	1,136	(612)
Net change in cash, cash equivalents, and restricted cash	3,087	(26,585)
Cash, cash equivalents, and restricted cash at beginning of period	110,386	132,889
Cash, cash equivalents, and restricted cash at end of period	$113,473	$106,304

Supplemental cash flow disclosures:
Interest paid	$82	$82
Income taxes paid, net of refunds	526	1,906
Non-cash investing and financing activities:
Capitalization of stock-based compensation	$286	$768
Additions to property and equipment included in accounts payable and other long-term liabilities	52	359
Additions to intangible assets related to licensing agreements	1,735	3,815
Right-of-use assets acquired under operating leases	654	3,727
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands, unless otherwise noted)
NOTE 1—BACKGROUND AND BASIS OF PRESENTATION
Organization and Description of Business
On June 21, 2021 (the “Closing Date”), Acies Acquisition Corp., a Cayman Islands exempted company (prior to the Closing Date, “Acies”), consummated a business combination (“Acies Merger”) with PlayStudios, Inc., a Delaware corporation (“Old PLAYSTUDIOS”) pursuant to the Agreement and Plan of Merger, dated as of February 1, 2021 (the “Merger Agreement”), by and among Acies, Old PLAYSTUDIOS, Catalyst Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Acies, and Catalyst Merger Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Acies.
PLAYSTUDIOS, Inc., formerly known as Acies Acquisition Corp. (the "Company” or "PLAYSTUDIOS"), was incorporated on August 14, 2020 as a Cayman Islands exempted company, and domesticated into a Delaware corporation on the Closing Date. The Company's legal name became PLAYSTUDIOS, Inc. following the closing of the Acies Merger.
The Company develops and operates online and mobile social gaming applications (“games” or “game”) most of which incorporate a unique loyalty program offering “real world” rewards provided by a collection of rewards partners. The Company’s games are free-to-play and available via the Apple App Store, Google Play Store, Amazon Appstore, and Facebook (collectively, “platforms” or “platform operators”). The Company creates games based on its own original content as well as third-party licensed brands. The Company primarily generates revenue through the in-game sale of virtual currencies and through in-game advertising.
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
The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2024 have been applied consistently in these unaudited interim condensed consolidated financial statements. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position as of June 30, 2025, its results of operations for the three and six months ended June 30, 2025, and 2024, and cash flows for the six months ended June 30, 2025, and 2024. The Condensed Consolidated Balance Sheet as of December 31, 2024 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
Emerging Growth Company ("EGC")
At June 30, 2025, the Company qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company has taken and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Smaller Reporting Company
As of June 30, 2025, the Company qualified as a Smaller Reporting Company ("SRC") as defined under Rule 12b-2 of the Securities Exchange Act of 1934. As an SRC, we are eligible for and have elected to provide scaled disclosure accommodations in this Quarterly Report on Form 10-Q. These accommodations allow us to provide reduced executive compensation disclosures, fewer years of audited financial statements, and less extensive narrative disclosures compared to larger reporting companies. The Company will reevaluate its eligibility to qualify as an SRC at the end of its second quarter of 2026, and otherwise as required.
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
The following table presents the Company’s segment information:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	playGAMES	playAWARDS	Total	playGAMES	playAWARDS	Total
Net revenue
Virtual currency	$47,981	$227	$48,208	$56,477	$—	$56,477
Advertising	11,128	—	11,128	16,006	—	16,006
Other	—	2	2	105	2	107
	59,109	229	59,338	72,588	2	72,590
Segment expenses
Cost of sales	14,539	24	14,563	18,068	—	18,068
Payroll & related	9,079	1,453	10,532	9,783	2,798	12,581
User acquisition	9,066	—	9,066	13,122	—	13,122
Other(1)	9,950	1,138	11,088	9,695	680	10,375
	42,634	2,615	45,249	50,668	3,478	54,146

Reportable segment AEBITDA	16,475	(2,386)	14,089	21,920	(3,476)	18,444

Other operating expense
Corporate and other			$3,375			$4,306
Restructuring expenses			60			1,379
Other reconciling items			(2)			138
Stock based compensation			4,608			4,930
Depreciation and amortization			9,535			11,654
			17,576			22,407
Non-operating income (expense)
Change in fair value of warrant liabilities			9			717
Interest income, net			946			1,374
Other expense			(207)			(264)
			748			1,827

Loss before income taxes			(2,739)			(2,136)
Income tax expense			(209)			(475)
Net loss			$(2,948)			$(2,611)

(1)Consists of legal, rent, information technology, outside services, marketing, and other general and administrative expenses.

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	playGAMES	playAWARDS	Total	playGAMES	playAWARDS	Total
Net revenue
Virtual currency	$98,673	$375	$99,048	$116,724	$—	$116,724
Advertising	22,991	—	22,991	33,448	—	33,448
Other	—	8	8	244	2	246
	121,664	383	122,047	150,416	2	150,418
Segment expenses
Cost of sales	30,302	40	30,342	37,019	—	37,019
Payroll & related	18,254	3,020	21,274	19,906	5,849	25,755
User acquisition	19,223	—	19,223	27,876	—	27,876
Other(1)	19,101	1,998	21,099	20,244	1,251	21,495
	86,880	5,058	91,938	105,045	7,100	112,145

Reportable segment AEBITDA	34,784	(4,675)	30,109	45,371	(7,098)	38,273

Other operating expense
Corporate and other			$6,908			$8,821
Restructuring expenses			1,395			2,017
Other reconciling items			1			157
Stock based compensation			8,866			9,724
Depreciation and amortization			19,167			23,220
			36,337			43,939
Non-operating income (expense)
Change in fair value of warrant liabilities			110			653
Interest income, net			1,852			2,794
Other expense			(1,005)			(370)
			957			3,077

Loss before income taxes			(5,271)			(2,589)
Income tax expense			(557)			(589)
Net loss			$(5,828)			$(3,178)

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
As of December 31, 2024, the Company had $2.2 million, $0.2 million and $0.4 million of liabilities associated with the Company's reorganization plan in the playGAMES, playAWARDS, and Corporate and other reportable segments, respectively. As of June 30, 2025, the Company paid most of these liabilities with an immaterial amount remaining unpaid as of June 30, 2025.

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

Consideration:	July 1, 2024
Cash consideration	$3,500
Contingent consideration	3,255
Total consideration transferred	$6,755

Identifiable assets acquired:
Developed technology (weighted-average useful life of 5 years)	$1,650
Property and equipment, net	16
Total identifiable net assets	$1,666

Goodwill	$5,089
As of June 30, 2025, the fair value of the contingent consideration was $3.5 million.
NOTE 5—RELATED-PARTY TRANSACTIONS
The following table is a summary of balance sheet assets and liabilities from related parties:

	June 30, 2025	December 31, 2024	Financial Statement Line Item
Marketing Agreement	$1,000	$1,000	Intangible assets and internal-use software, net
The Company’s revenues and expenses recognized from related parties were immaterial during the three and six months ended June 30, 2025 and 2024.
MGM Resorts International (“MGM”)
MGM is a stockholder and the President of MGM Resorts Operations also serves on the Company’s Board of Directors. MGM owned approximately 16.6 million and 16.6 million shares of the Company's outstanding Class A common stock as of June 30, 2025 and December 31, 2024, respectively.
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
PLAYSTUDIOS Impact Fund
During the six months ended June 30, 2025, the Company made charitable contributions of $0.3 million to the PLAYSTUDIOS Impact Fund (the “Fund”), a tax-exempt private foundation established by the Company and administered by certain members of the Company’s management team. These individuals serve as officers and directors of the Fund but receive no compensation in such capacities. The Fund supports charitable causes selected based on input from Company employees and customers. Subsequent to June 30, 2025, the Company made an additional charitable contribution of $1.25 million to the Fund.
NOTE 6—RECEIVABLES, NET
Receivables, net consist of the following:

	June 30, 2025	December 31, 2024
Trade receivables	$24,662	$26,264
Insurance receivable	3,750	3,750
Other receivables	313	770
Allowance for uncollectible amounts	(25)	(17)
Total receivables, net	$28,700	$30,767
Trade receivables generally represent amounts due to the Company from social and mobile platform operators, including Apple, Google, and direct-to-consumer ("DTC") payment processors, including Xsolla. Trade receivables are recorded when the right to consideration becomes unconditional.
Insurance receivable is related to the legal proceedings discussed in Note 11—Accrued and Other Current Liabilities.
Concentration of Credit Risk
The following table summarizes the major receivables of the Company as a percentage of the total trade receivables as of the dates indicated:

	June 30, 2025	December 31, 2024
Apple, Inc.	40.7%	47.9%
Google, LLC	16.3%	19.6%
Xsolla (USA), Inc.	18.8%	6.2%
As of June 30, 2025 and December 31, 2024, the Company did not have any additional counterparties that exceeded 10% of the Company’s total trade receivables.
NOTE 7—PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	June 30, 2025	December 31, 2024
Prepaid expenses	$6,532	4,513
Income tax receivable	1,916	2,316
Other current assets	1,096	327
Total prepaid expenses other current assets	$9,544	$7,156

NOTE 8—FAIR VALUE MEASUREMENT
The carrying values of the Company’s cash and cash equivalents, receivables, net, prepaid expenses and other current assets, and accounts payable approximate fair value due to their short maturities.
The following tables present the assets and liabilities measured at fair value on a recurring basis, by input level, in the Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Derivative financial instruments	—	523	—	523
Total financial assets	$—	$523	$—	$523

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$70	—	—	70
Private Warrants	—	50	—	50
Contingent consideration	—	—	3,496	3,496
Total financial liabilities	$70	$50	$3,496	$3,616

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$134	—	—	134
Private Warrants	—	96	—	96
Derivative financial instruments	—	38	—	38
Contingent consideration	—	—	3,340	3,340
Total financial liabilities	$134	$134	$3,340	$3,608
The fair value of our Level 3 contingent consideration liabilities relate to the Pixode Acquisition. This contingent consideration is primarily based on expected payments arising from a percentage of an adjusted net revenue for a three year period commencing on the re-launch date of the rebranded Pixode assets, payable at the end of each fiscal year. The value of these payments are subject to various market and operational risks. Significant unobservable inputs include a discount rate of approximately 13.0% and the probability of revenue growth over the same three year period. See Note 4—Business Combinations for more information on the Pixode Acquisition.
NOTE 9—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	June 30, 2025	December 31, 2024
Land and land improvements	$1,892	1,680
Building and building improvements	5,903	5,890
Computer equipment	9,557	9,288
Leasehold improvements	11,296	10,964
Purchased software	579	704
Furniture and fixtures	3,671	3,812
Total property and equipment	32,898	32,338
Less: accumulated depreciation	(18,251)	(16,220)
Total property and equipment, net	$14,647	$16,118
The aggregate depreciation expense for property and equipment, net is reflected in “Depreciation and amortization” in the Condensed Consolidated Statements of Operations. During the three months ended June 30, 2025 and 2024, depreciation expense was $1.0 million and $1.3 million, respectively. During the six months ended June 30, 2025 and 2024, depreciation expense was $2.0 million and $2.4 million, respectively. There were no material impairment charges or material write-offs recorded for the three and six months ended June 30, 2025 and 2024.
Property and equipment, net by region consists of the following:

	June 30, 2025	December 31, 2024
United States	$10,024	$10,947
Europe, Middle East, and Africa	3,672	4,059
All other countries	951	1,112
Total property and equipment, net	$14,647	$16,118

NOTE 10—INTANGIBLE ASSETS AND INTERNAL-USE SOFTWARE, NET
Intangible Assets
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset other than goodwill:

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Licenses	$81,836	$(39,247)	$42,589	$80,101	$(33,424)	$46,677
Acquired technology	16,653	(9,663)	6,990	16,653	(8,238)	8,415
Customer relationships	12,000	(6,600)	5,400	12,000	(5,400)	6,600
Trade names	2,740	(1,653)	1,087	2,740	(1,578)	1,162
Internal-use software	195,909	(169,844)	26,065	188,164	(161,228)	26,936
Other	261	(21)	240	220	(14)	206
	309,399	(227,028)	82,371	299,878	(209,882)	89,996
Nonamortizable intangible assets:
Marketing Agreement with a related party	1,000	—	1,000	1,000	—	1,000
Total intangible assets	$310,399	$(227,028)	$83,371	$300,878	$(209,882)	$90,996
During the three months ended June 30, 2025 and 2024, intangible asset and internal-use software amortization was $8.5 million and $10.4 million, respectively. During the six months ended June 30, 2025 and 2024, intangible asset and internal-use software amortization was $17.2 million and $20.8 million, respectively. The aggregate amortization expense for amortizable intangible assets and internal-use software is reflected in “Depreciation and amortization” in the Condensed Consolidated Statements of Operations.
During the three and six months ended June 30, 2025 and 2024, there were no impairment charges for intangible assets or internal-use software.

As of June 30, 2025, the estimated annual amortization expense is as follows:

Projected Amortization Expense
Remaining 2025	$16,356
2026	28,794
2027	19,105
2028	11,070
2029	6,465
Thereafter	581
Total	$82,371
NOTE 11—ACCRUED AND OTHER CURRENT LIABILITIES
Accrued liabilities consist of the following:

	June 30, 2025	December 31, 2024
Accrued payroll and related	7,409	11,824
Accrued user acquisition	3,469	3,609
Income taxes payable	1,303	1,468
Minimum guarantee liability	7,442	9,610
Accrued litigation	9,827	9,827
Other licensing agreements	—	2,431
Warrant liabilities	120	230
Other accruals	4,592	5,496
Total accrued liabilities	$34,162	$44,495
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
The Company received four demands for arbitration during 2023 claiming that the games operated by PLAYSTUDIOS US, LLC constitute illegal gambling under the laws of various states. As of June 30, 2025, three of the demands for arbitration remained active (the "State Arbitration Demands"). These demands generally attempt to recover amounts spent by third parties on the Company’s games by relying on state gambling loss recovery statutes and/or by seeking to have the applicable Terms of Service declared invalid. The Company believes that the claims are without merit and the Company intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the arbitration proceedings.
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
As of June 30, 2025 and December 31, 2024 the Company accrued $9.8 million in connection with the Felipe Complaint, Pilati Lawsuit, Duckworth Lawsuit, Tipmore Lawsuit, and State Arbitration Demands. The Company recorded an insurance receivable of $3.75 million representing estimated recoveries from insurance coverage applicable to certain of the matters. Subsequent to June 30, 2025, the Company paid $2.75 million in connection with the Felipe Complaint and an insurer contributed an additional $3.75 million toward the settlement, resulting in a total settlement of $6.5 million. The Company does not have any additional accruals related to the Felipe Complaint.
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
At June 30, 2025, there were approximately 5.4 million Public Warrants and 3.8 million Private Warrants outstanding. Refer to Note 8—Fair Value Measurement for further information. The warrant liabilities are classified within “Accrued and other current liabilities” on the Condensed Consolidated Balance Sheets.
NOTE 12—LEASES
The Company's operating leases primarily consist of real estate leases such as offices. During the three months ended June 30, 2025 and 2024, operating lease expense was $1.0 million and $1.2 million, respectively, and during the six months ended June 30, 2025 and 2024, operating lease expense was $2.1 million and $2.3 million, respectively. The Company does not have any finance leases. Total variable and short-term lease payments were immaterial for all periods presented.
Supplemental balance sheet information related to operating leases are as follows:

	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$9,110	$9,703

Operating lease liabilities, current	3,586	3,405
Operating lease liabilities, noncurrent	5,793	6,659
Operating lease liabilities, total	$9,379	$10,064

Weighted average remaining lease term, years	2.5	2.9
Weighted average discount rate	6.3%	6.1%
Operating lease liability maturities:

Year ending December 31,	Operating Leases
Remaining 2025	$1,990
2026	4,033
2027	3,491
2028	620
Total undiscounted cash flows	$10,134
Less: imputed interest	$(755)
Lease liabilities, total	$9,379
As of June 30, 2025, the Company did not have any material additional operating leases that have not yet commenced.

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
The Company capitalized a total of $0.8 million in debt issuance costs related to the Credit Agreement and subsequent amendments. As of June 30, 2025, the Company is in compliance with and does not have any balances outstanding under the Credit Agreement.

NOTE 14—REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table summarizes the Company’s revenue disaggregated by type, and by over time or point in time recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Virtual currency (over time)	$48,208	$56,477	$99,049	$116,724
Advertising (point in time)	11,128	16,006	22,991	33,448
Other revenue (point in time or over time)	2	107	7	246
Total net revenue	$59,338	$72,590	$122,047	$150,418

The following table summarizes the Company’s virtual currency revenue disaggregated by platform:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Third-party platforms	41,525	53,245	87,395	111,168
Direct-to-consumer platforms	6,683	3,232	11,654	5,556
Total virtual currency	$48,208	$56,477	$99,049	$116,724
The following table summarizes the Company’s revenue disaggregated by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$49,936	$61,494	$102,996	$126,858
All other countries	9,402	11,096	19,051	23,560
Total net revenue	$59,338	$72,590	$122,047	$150,418
Contract Balances
Contract assets represent the Company’s ability to bill customers for performance obligations completed under a contract. As of June 30, 2025 and December 31, 2024, there were no contract assets recorded in the Company’s Condensed Consolidated Balance Sheets. The deferred revenue balance related to the purchase of virtual currencies was immaterial as of June 30, 2025 and December 31, 2024. Trade receivables are described in Note 6—Receivables, net.
NOTE 15—INCOME TAXES
The Company recorded an income tax expense of $0.2 million and an income tax expense of $0.5 million for the three months ended June 30, 2025 and 2024, respectively, and the Company recorded an income tax expense of $0.6 million and an income tax expense of $0.6 million for the six months ended June 30, 2025 and 2024, respectively. Our effective tax rate was (7.6)% for the three months ended June 30, 2025 compared to (22.2)% for the three months ended June 30, 2024. Our effective tax rate was (10.6)% for the six months ended June 30, 2025 compared to (22.8)% for the six months ended June 30, 2024.
Income tax expense for the three and six months ended months ended June 30, 2025 and 2024 is primarily related to non-US based income taxes and nondeductible items.
New Tax Legislation
On July 4, 2025, new federal tax legislation was signed into law. The legislation includes a range of tax reform measures, including the extension and modification of certain provisions originally enacted under the Tax Cuts and Jobs Act. Key changes include the restoration of 100% bonus depreciation, immediate expensing for domestic research and development expenditures, and modifications to international tax rules. Because the legislation was enacted after the end of the second quarter, its effects are not reflected in the accompanying condensed consolidated financial statements. The Company is evaluating the potential impacts of the new legislation on its consolidated financial statements.
NOTE 16—COMMITMENTS AND CONTINGENCIES
Minimum Guarantee Liability
The following are the Company’s total minimum guaranteed royalty payment obligations related to licensing agreements as of:

	June 30, 2025	December 31, 2024
Minimum guarantee liability - current	$7,442	$9,610
Minimum guarantee liability - noncurrent	19,735	18,000
Total minimum guarantee obligations	$27,177	$27,610
Weighted-average remaining contractual term (in years)	1.6	2.0
The following are the Company’s remaining expected future payments of minimum guaranteed royalty payment obligations related to licensing agreements as of June 30, 2025:

Year Ending December 31,	Minimum Guarantee Obligations
Remaining 2025	$7,442
2026	7,735
2027	6,000
2028	6,000
Total	$27,177
Pixode
In connection with the Pixode Acquisition, in addition to the $3.5 million paid at closing, and the Company agreed to pay a percentage of an adjusted net revenue for a three year period commencing on the re-launch date of the rebranded Pixode assets, payable at the end of each fiscal year, contingent upon the satisfaction of certain product and financial milestones, up to a maximum amount of $113.5 million. The fair value of the contingent consideration is reassessed at each reporting date, with changes recognized in earnings. The fair value of the contingent consideration as of June 30, 2025 was $3.5 million. Refer to Note 8—Fair Value Measurement for more information.
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
Accumulated Other Comprehensive Income (Loss)
The following tables shows a summary of changes in accumulated other comprehensive income (loss):

	Foreign Currency Derivative Contracts	Currency Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2024	$(38)	$(594)	$(632)
Net gains recognized in other comprehensive income before reclassifications	561	—	561
Foreign currency translation	—	1,619	1,619
Balance as of June 30, 2025	$523	$1,025	$1,548

	Foreign Currency Derivative Contracts	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023	$286	$(162)	$124
Net losses recognized in other comprehensive income before reclassifications	(990)	—	(990)
Foreign currency translation	—	(688)	(688)
Balance as of June 30, 2024	$(704)	$(850)	$(1,554)
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
During the three months ended June 30, 2025, the Company entered into foreign currency derivative contracts to purchase certain foreign currencies at future dates. The amount of future operating expenses the Company had hedged was approximately NIS 30.0 million, and all contracts are expected to mature within 12 months of the purchase date. The aggregate fair value of the Company’s derivative contracts was a net asset of $0.5 million as of June 30, 2025 and was recorded in "Prepaid expenses and other current assets" in the accompanying Condensed Consolidated Balance Sheet.
Subsequent to June 30, 2025, the Company entered into additional foreign currency derivative contracts to purchase certain foreign currencies at future dates. The amount of future operating expenses the Company had hedged was approximately NIS 19.0 million, and all contracts are expected to mature within 12 months of the purchase date.
Treasury Stock
The following table shows a summary of changes in treasury stock:

	Treasury shares	Treasury stock, at cost
Balance as of December 31, 2024	19,450	$51,293
Class A common stock repurchased through the Stock Repurchase Program	2,289	3,499
Balance as of June 30, 2025	21,739	$54,792
Stock Repurchase Program
On November 1, 2024, the Company’s Board of Directors approved a one-year extension of the Company's existing stock repurchase program. The remaining amount authorized under the program was $40.0 million as of June 30, 2025 and $43.5 million as of December 31, 2024. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements and other business considerations.
NOTE 18—STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Selling and marketing	$79	$344	$238	$617
General and administrative	3,317	2,824	6,205	5,379
Research and development	1,212	1,762	2,423	3,728
Stock-based compensation expense	$4,608	$4,930	$8,866	$9,724
Capitalized stock-based compensation	$170	$371	$286	$768
As of June 30, 2025, there was approximately $23.3 million and $2.2 million in unrecognized stock-based compensation expense related to restricted stock units and performance stock units that are expected to be recognized over a weighted-average expected vesting period of 2.1 years and 0.7 years, respectively. The Company granted 0.7 million and 5.8 million restricted stock units during the three and six months ended June 30, 2025, respectively. The Company granted 0.1 million and 2.7 million performance stock units during the three and six months ended June 30, 2025, respectively.

NOTE 19—NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss attributable to Class A and Class B common stockholders per share (in thousands except per share data):

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Class A	Class B	Class A	Class B
Numerator
Net loss attributable to common stockholders – basic	$(2,561)	$(387)	$(2,288)	$(323)
Potential dilutive effect of derivative instruments	—	—	—	—
Net loss attributable to common stockholders – diluted	$(2,561)	$(387)	$(2,288)	$(323)
Denominator
Weighted average shares of common stock outstanding - basic	108,990	16,458	116,017	16,458
Potential dilutive effect of derivative instruments	—	—	—	—
Weighted average shares of common stock outstanding - diluted	108,990	16,458	116,017	16,458
Net loss attributable to common stockholders per share
Basic	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)	$(0.02)	$(0.02)

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Class A	Class B	Class A	Class B
Numerator
Net loss attributable to common stockholders – basic	$(5,063)	$(765)	$(2,788)	$(390)
Potential dilutive effect of derivative instruments	—	—	—	—
Net loss attributable to common stockholders – diluted	$(5,063)	$(765)	$(2,788)	$(390)
Denominator
Weighted average shares of common stock outstanding - basic	108,893	16,458	117,567	16,458
Potential dilutive effect of derivative instruments	—	—	—	—
Weighted average shares of common stock outstanding - diluted	108,893	16,458	117,567	16,458
Net loss attributable to common stockholders per share
Basic	$(0.05)	$(0.05)	$(0.02)	$(0.02)
Diluted	$(0.05)	$(0.05)	$(0.02)	$(0.02)

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
The following equity awards outstanding at the end of each period presented have been excluded from the computation of diluted net loss per share of common stock for the periods presented due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	4,711	5,257	4,711	5,257
Restricted stock units	13,422	11,865	13,422	11,865
Performance stock units	2,704	86	2,704	86
Public Warrants	5,382	5,382	5,382	5,382
Private Warrants	3,822	3,822	3,822	3,822
Earnout Shares	15,000	15,000	15,000	15,000
	45,041	41,412	45,041	41,412

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
Key Factors Affecting Our Performance
There are a number of factors that affect the performance of our business, and the comparability of our results from period to period, including:
•Third-Party Platform Agreements—Historically we derived substantially all of our revenue from in-game purchases of virtual currencies that are processed by platform providers such as the Apple App Store, Google Store, Amazon Appstore, and on Facebook. The platform providers charge us a transaction fee to process payments from our players for their purchase of in-game virtual currency. These platform fees are generally set at 30% of the in-game purchase. Each platform provider has broad discretion to set its platform fees and to change and interpret its terms of service and other policies with respect to us and other developers in its sole discretion, and those changes may be unfavorable to us.
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
•Player Monetization—Our revenue to date has been primarily driven through the sale of virtual currencies. Paying players purchase virtual currencies in our games because of the perceived value, which is dependent on the relative ease of obtaining equivalent virtual currency by simply playing our game. The perceived value of our virtual currency can be impacted by various actions that we take in our games including offering discounts for virtual currencies or giving away virtual currencies in promotions. Managing game economies is difficult and relies on our assumptions and judgment. If we fail to manage our virtual economies properly or fail to promptly and successfully respond to any such disruption, our reputation may suffer and our players may be less likely to play our games and to purchase virtual currencies from us in the future, which would cause our business, financial condition, and results of operations to suffer.
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

Results of Operations
Comparison of the three and six months ended June 30, 2025 versus the three and six months ended June 30, 2024
The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net revenue	$59,338	$72,590	$(13,252)	(18.3)%	$122,047	$150,418	$(28,371)	(18.9)%
Operating expenses	62,825	76,553	(13,728)	(17.9)%	128,275	156,084	(27,809)	(17.8)%
Operating loss	(3,487)	(3,963)	476	(12.0)%	(6,228)	(5,666)	(562)	9.9%
Net loss	(2,948)	(2,611)	(337)	12.9%	(5,828)	(3,178)	(2,650)	83.4%
Net loss margin	(5.0)%	(3.6)%	(1.4)pp	38.9%	(4.8)%	(2.1)%	(2.7)	128.6%

pp = percentage points
Net Revenue by Reportable Segment

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Net revenue
playGAMES	$59,109	$72,588	$(13,479)	(18.6)%	$121,664	$150,416	$(28,752)	(19.1)%
playAWARDS	229	2	227	nm	383	2	381	19050.0%
Net revenue	$59,338	$72,590	$(13,252)	(18.3)%	$122,047	$150,418	$(28,371)	(18.9)%

nm = not meaningful
Revenue information by geography is summarized as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
United States	$49,936	$61,494	$(11,558)	(18.8)%	$102,996	$126,858	$(23,862)	(18.8)%
All other countries	9,402	11,096	(1,694)	(15.3)%	19,051	23,560	(4,509)	(19.1)%
Net revenue	$59,338	$72,590	$(13,252)	(18.3)%	$122,047	$150,418	$(28,371)	(18.9)%

playGAMES
The following table shows net revenues and key performance indicators for our playGAMES division (in thousands, except percentages and ARPDAU):

	Three Months Ended June 30,					Six Months Ended June 30,
	2025	2024	Change		% Change	2025	2024	Change		% Change
Virtual currency	$47,981	$56,477	$(8,496)		(15.0)%	$98,673	$116,724	$(18,051)		(15.5)%
Advertising	11,128	16,006	(4,878)		(30.5)%	22,991	33,448	(10,457)		(31.3)%
Other revenue	—	105	(105)		(100.0)%	—	244	(244)		(100.0)%
Net revenue	$59,109	$72,588	$(13,479)		(18.6)%	$121,664	$150,416	$(28,752)		(19.1)%

Average DAU	2,347	3,220	(873)		(27.1)%	2,489	3,357	(868)		(25.9)%
Average MAU	10,046	13,597	(3,551)		(26.1)%	10,730	14,174	(3,444)		(24.3)%
Average DPU	19	24	(5)		(20.8)%	20	26	(6)		(23.1)%
Average Daily Payer Conversion	0.8%	0.8%	—	pp	—%	0.8%	0.8%	—	pp	—%
ARPDAU (in dollars)	$0.28	$0.25	$0.03		12.0%	$0.27	$0.25	$0.02		8.0%

pp = percentage points
Net revenue decreased $13.5 million, or (18.6)%, to $59.1 million during the three months ended June 30, 2025 compared to $72.6 million during the three months ended June 30, 2024. The decrease was due to a $8.5 million decrease in virtual currency revenue primarily driven by decreases in DPU and a $4.9 million decrease in advertising revenue mainly driven by decreases in DAU.
Net revenue decreased $28.8 million, or (19.1)%, to $121.7 million during the six months ended June 30, 2025 compared to $150.4 million during the six months ended June 30, 2024. The decrease was due to a $18.1 million decrease in virtual currency revenue primarily driven by decreases in DPU and a $10.5 million decrease in advertising revenue mainly driven by decreases in DAU.

playAWARDS
The following table shows net revenues and key performance indicators for our playAWARDS division (in thousands, except for available rewards):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Virtual currency	$227	$—	$227	nm	$375	$—	$375	nm
Other	2	2	—	nm	8	2	6	nm
Net revenue	$229	$2	$227	nm	$383	$2	$381	nm

Available Rewards (in units)	331	561	(230)	(41.0)%	349	541	(192)	(35.5)%
Purchases (in units)	199	520	(321)	(61.6)%	480	1,020	(540)	(52.9)%
Retail Value of Purchases	$12,662	$31,405	$(18,743)	(59.7)%	$29,647	$71,997	$(42,350)	(58.8)%
Retail Value of Daily Rewards Inventory	$3,060	$1,775	$1,285	72.4%	$2,532	$1,838	$694	37.8%

nm = not meaningful
Net revenue remained flat during the three months ended June 30, 2025 compared to the same period in prior year. The key performance indicators presented above are used by management to assess the playAWARDS segment's operating performance, however are not indicative revenue metrics.
Net revenue remained flat during the six months ended June 30, 2025 compared to the same period in prior year. The key performance indicators presented above are used by management to assess the playAWARDS segment's operating performance, however are not indicative revenue metrics.
Operating Expenses
The following table summarizes our consolidated operating expenses for each applicable period (in thousands, except percentages):

	Three Months Ended June 30,				% of Revenue
	2025	2024	$ Change	% Change	2025	2024
Operating expenses:
Cost of revenue	$14,563	$18,068	$(3,505)	(19.4)%	24.5%	24.9%
Selling and marketing	13,108	17,064	(3,956)	(23.2)%	22.1%	23.5%
Research and development	14,214	16,743	(2,529)	(15.1)%	24.0%	23.1%
General and administrative	11,345	11,645	(300)	(2.6)%	19.1%	16.0%
Depreciation and amortization	9,535	11,654	(2,119)	(18.2)%	16.1%	16.1%
Restructuring expenses	60	1,379	(1,319)	(95.6)%	0.1%	1.9%
Total operating expenses	$62,825	$76,553	$(13,728)	(17.9)%	105.9%	105.5%

	Six Months Ended June 30,				% of Revenue
	2025	2024	$ Change	% Change	2025	2024
Operating expenses:
Cost of revenue	$30,342	$37,019	$(6,677)	(18.0)%	24.9%	24.6%
Selling and marketing	26,277	35,640	(9,363)	(26.3)%	21.5%	23.7%
Research and development	27,888	34,764	(6,876)	(19.8)%	22.9%	23.1%
General and administrative	23,206	23,424	(218)	(0.9)%	19.0%	15.6%
Depreciation and amortization	19,167	23,220	(4,053)	(17.5)%	15.7%	15.4%
Restructuring expenses	1,395	2,017	(622)	(30.8)%	1.1%	1.3%
Total operating expenses	$128,275	$156,084	$(27,809)	(17.8)%	105.1%	103.8%
Cost of Revenue
Cost of revenue decreased by $3.5 million to $14.6 million during the three months ended June 30, 2025 compared to $18.1 million during the three months ended June 30, 2024. The decrease was primarily related to a decrease in virtual currency revenue. As a percentage of revenue, cost of revenue decreased from 24.9% for the three months ended June 30, 2024 to 24.5% for the three months ended June 30, 2025.
Cost of revenue decreased by $6.7 million to $30.3 million during the six months ended June 30, 2025 compared to $37.0 million during the six months ended June 30, 2024. The decrease was primarily related to a decrease in virtual currency revenue. As a percentage of revenue, cost of revenue increased from 24.6% for the six months ended June 30, 2024 to 24.9% for the six months ended June 30, 2025.
Selling and Marketing
Selling and marketing expenses decreased by $4.0 million to $13.1 million during the three months ended June 30, 2025 compared to $17.1 million during the three months ended June 30, 2024. The decrease was primarily due to a decrease in user acquisition expense of $4.1 million. This was offset by an increase of other selling and marketing expense of $0.1 million.
Selling and marketing expenses decreased by $9.4 million to $26.3 million during the six months ended June 30, 2025 compared to $35.6 million during the six months ended June 30, 2024. The decrease was primarily due to decreases in user acquisition expense of $8.7 million, outside service costs of $0.6 million, and stock compensation of $0.4 million. This was offset by an increase of other selling and marketing expense of $0.3 million.
Research and Development
Research and development expenses decreased by $2.5 million to $14.2 million during the three months ended June 30, 2025 compared to $16.7 million during the three months ended June 30, 2024. The decrease was primarily due to decreases in employee costs of $2.2 million and stock compensation of $0.6 million as a result of the 2024 Reorganization Plan. This was offset by an increase of other research and development expense of $0.3 million.
Research and development expenses decreased by $6.9 million to $27.9 million during the six months ended June 30, 2025 compared to $34.8 million during the six months ended June 30, 2024. The decrease was primarily due to decreases in employee costs of $5.2 million, stock compensation of $1.3 million, and other research and development expense of $0.4 million as a result of the 2024 Reorganization Plan.
General and Administrative
General and administrative expenses decreased by $0.3 million to $11.3 million during the three months ended June 30, 2025 compared to $11.6 million during the three months ended June 30, 2024. The decrease is primarily due to decreases to facilities cost of $0.4 million and other general and administrative cost of $0.4 million. This was offset by an increase to stock compensation of $0.5 million.
General and administrative expenses decreased by $0.2 million to $23.2 million during the six months ended June 30, 2025 compared to $23.4 million during the six months ended June 30, 2024. The decrease is primarily due to decreases in employee costs of $0.4 million and other general and administrative costs of $0.6 million. This was offset by an increase to stock compensation of $0.8 million as a result of the 2024 Reorganization Plan.

Depreciation and Amortization
Depreciation and amortization expenses decreased by $2.1 million to $9.5 million during the three months ended June 30, 2025 compared to $11.7 million during the three months ended June 30, 2024. The decrease was primarily due to decreases of internal-use software amortization in connection with write-downs of certain assets during the second half of the year ended December 31, 2024 as a result of the 2024 Reorganization Plan, as well as the renewal of a licensing agreement.
Depreciation and amortization expenses decreased by $4.1 million to $19.2 million during the six months ended June 30, 2025 compared to $23.2 million during the six months ended June 30, 2024. The decrease was primarily due to decreases of internal-use software amortization in connection with write-downs of certain assets during the second half of the year ended December 31, 2024 as a result of the 2024 Reorganization Plan, as well as the renewal of a licensing agreement.
Restructuring Expenses
Restructuring expenses decreased by $1.3 million to $0.1 million during the three months ended June 30, 2025 compared to $1.4 million during the three months ended June 30, 2024. The decrease was primarily due to decreases to non-recurring legal expense of $0.5 million, costs related to various merger and acquisition opportunities of $0.3 million, internal reorganization costs of $0.3 million, and other restructuring and related costs of $0.2 million.
Restructuring expenses decreased by $0.6 million to $1.4 million during the six months ended June 30, 2025 compared to $2.0 million during the six months ended June 30, 2024. The decrease was primarily due to decreases to internal reorganization costs of $0.3 million and other restructuring and related costs of $0.3 million.
Other Income, Net
The following table summarizes our consolidated non-operating expense for each applicable period (in thousands, except percentages):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Change in fair value of warrant liabilities	$9	$717	$(708)	(98.7)%
Interest income, net	946	1,374	(428)	(31.1)%
Other expense, net	(207)	(264)	57	(21.6)%
Total other income, net	$748	$1,827	$(1,079)	(59.1)%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Change in fair value of warrant liabilities	$110	$653	$(543)	(83.2)%
Interest income, net	1,852	2,794	(942)	(33.7)%
Other expense, net	(1,005)	(370)	(635)	171.6%
Total other income, net	$957	$3,077	$(2,120)	(68.9)%
The change in fair value of warrant liabilities is related to the warrants discussed in Note 11—Accrued and Other Current Liabilities to our condensed consolidated financial statements herein. Interest income, net is related to interest earned on cash and cash equivalents offset by fees and expenses associated with the Credit Agreement as discussed in Note 13—Long-Term Debt to our condensed consolidated financial statements herein. Other income primarily relates to gains or (losses) from equity investments and gains or (losses) from foreign currency transactions with our foreign subsidiaries.

Provision for Income Taxes
Provision for income taxes resulted in a tax expense of $0.2 million for the three months ended June 30, 2025, compared to a tax expense of $0.5 million for the three months ended June 30, 2024.
Provision for income taxes resulted in a tax expense of $0.6 million for the six months ended June 30, 2025, compared to a tax expense of $0.6 million for the six months ended June 30, 2024.
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
Comparison of the three and six months ended June 30, 2025 versus the three and six months ended June 30, 2024

	Three Months Ended June 30,
	2025	2024	Change	% Change
AEBITDA
playGAMES	$16,475	$21,920	$(5,445)	(24.8)%
playAWARDS	(2,386)	(3,476)	1,090	(31.4)%
Corporate and other	(3,375)	(4,306)	931	(21.6)%
Consolidated AEBITDA	$10,714	$14,138	$(3,424)	(24.2)%

Segment AEBITDA Margin:
playGAMES	27.9%	30.2%	(2.3)%	(7.6)%
playAWARDS	nm	nm	nm	nm

nm - not meaningful

	Six Months Ended June 30,
	2025	2024	Change	% Change
AEBITDA
playGAMES	$34,784	$45,371	$(10,587)	(23.3)%
playAWARDS	(4,675)	(7,098)	2,423	(34.1)%
Corporate and other	(6,908)	(8,821)	1,913	(21.7)%
Consolidated AEBITDA	$23,201	$29,452	$(6,251)	(21.2)%

Segment AEBITDA Margin:
playGAMES	28.6%	30.2%	(1.6)%	(5.3)%
playAWARDS	nm	nm	nm	nm

nm - not meaningful

playGAMES
playGAMES AEBITDA was $16.5 million for the three months ended June 30, 2025 compared to $21.9 million for the three months ended June 30, 2024, a decrease of $5.4 million. playGAMES AEBITDA margin was 27.9% for the three months ended June 30, 2025 compared to 30.2% for the three months ended June 30, 2024. The decrease to playGAMES AEBITDA was a result of decreased virtual currency revenue primarily driven by decreases in DPU. This was offset by an increase in direct-to-consumer sales which incurs lower processing fees, driving a reduction in cost of sales, as well as a reduction of user acquisition costs.

playGAMES AEBITDA was $34.8 million for the six months ended June 30, 2025 compared to $45.4 million for the six months ended June 30, 2024, a decrease of $10.6 million. playGAMES AEBITDA margin was 28.6% for the six months ended June 30, 2025 compared to 30.2% for the six months ended June 30, 2024. The decrease to playGAMES AEBITDA was a result of decreased virtual currency revenue primarily driven by decreases in DPU. This was offset by an increase in direct-to-consumer sales which incurs lower processing fees, driving a reduction in cost of sales, as well as a reduction of user acquisition costs.
playAWARDS
playAWARDS AEBITDA was $(2.4) million for the three months ended June 30, 2025 compared to $(3.5) million for the three months ended June 30, 2024. The increase in AEBITDA can be attributed to a decrease in employee costs as a result of the 2024 Reorganization Plan.
playAWARDS AEBITDA was $(4.7) million for the six months ended June 30, 2025 compared to $(7.1) million for the six months ended June 30, 2024. The increase in AEBITDA can be attributed to a decrease in employee costs as a result of the 2024 Reorganization Plan.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$59,338	$72,590	$122,047	$150,418
Net loss	$(2,948)	$(2,611)	$(5,828)	$(3,178)
Net loss margin	(5.0)%	(3.6)%	(4.8)%	(2.1)%
Adjustments:
Depreciation & amortization	9,535	11,654	19,167	23,220
Income tax expense	209	475	557	589
Stock-based compensation expense	4,608	4,930	8,866	9,724
Change in fair value of warrant liability	(9)	(717)	(110)	(653)
Change in fair value of contingent consideration	(169)	—	156	—
Restructuring and related(1)	60	1,378	1,395	2,016
Other, net(2)	(572)	(971)	(1,002)	(2,266)
Consolidated AEBITDA	10,714	14,138	23,201	29,452
Consolidated AEBITDA Margin	18.1%	19.5%	19.0%	19.6%

(1)Amounts reported during the three and six months ended June 30, 2024 relate to internal reorganization costs, including severance-related costs, fees related to evaluating various merger, acquisition and restructuring opportunities, and legal fees and others costs incurred in connection with litigation arising out of the Acies Merger transaction. Amounts reported during the three and six months ended June 30, 2025 relate to internal reorganization costs, including severance-related costs, fees related to evaluating various merger and acquisition opportunities, and non-recurring legal costs.
(2)Amounts reported in “Other, net” include interest expense, interest income, gains/losses from equity investments, foreign currency gains/losses, and non-cash gains/losses on the disposal of assets.

Liquidity and Capital Resources
As of June 30, 2025, we had cash and cash equivalents of $112.9 million, which consisted of cash on hand and money market mutual funds. As of June 30, 2025 we had restricted cash of $0.6 million. Historically, we have funded our operations, including capital expenditures, primarily through cash flow from operating activities. We believe that our existing cash and cash equivalents, the cash generated from operations, and the borrowing capacity under our Credit Agreement as described below will be sufficient to fund our operations and capital expenditures for at least the next twelve (12) months. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure, or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financing to secure additional funds or we may decide to do so opportunistically.
Debt
For a description of the Credit Agreement, see Note 13—Long-Term Debt in our Condensed Consolidated Financial Statements and Liquidity and Capital Resources in our 2024 Annual Report on Form 10-K filed on March 14, 2025 and amended on Form 10-K/A filed on April 4, 2025.
As of June 30, 2025, we do not have any outstanding amounts under the Credit Agreement.
Cash Flows
The following tables present a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$16,942	$19,531
Net cash used in investing activities	(8,030)	(13,060)
Net cash used in financing activities	(6,961)	(32,444)
Effect of exchange rate on cash and cash equivalents	1,136	(612)
Increase (decrease) in cash and cash equivalents	3,087	(26,585)
Operating Activities
During the six months ended June 30, 2025, operating activities provided $16.9 million of net cash as compared to $19.5 million during the six months ended June 30, 2024. The decrease in cash provided from operating activities was primarily due to a decrease in net revenue, which was offset by a reduction in cost of sales, less employee costs due to a reduced headcount, and a favorable change in operating assets and liabilities due to timing fluctuations in receivables being collected.
Investing Activities
During the six months ended June 30, 2025, investing activities used $8.0 million of net cash as compared to $13.1 million during the six months ended June 30, 2024. The change in cash used in investing activities was due to less additions to internal-use software and property and equipment during the six months ended June 30, 2025.
Financing Activities
During the six months ended June 30, 2025, financing activities used $7.0 million of net cash as compared to $32.4 million during the six months ended June 30, 2024. The change in cash used in financing activities was due to $25.2 million less in share repurchases and $0.2 million less in payments made for tax withholding on stock-based compensation.
Contractual Obligations, Commitments, and Contingencies
As of June 30, 2025, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings
From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding legal proceedings and other claims in which we are involved, see Note 11—Accrued and Other Current Liabilities and Note 16—Commitments and Contingencies.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about share repurchases made by us of our Class A common stock during the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program[3] (In thousands)
April 1, 2025 - April 30, 2025	450,080	$1.27	435,099	$41,394
May 1, 2025 - May 31, 2025	839,019	$1.51	324,127	$40,920
June 1, 2025 - June 30, 2025	621,824	$1.43	620,525	$40,031

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
2.Average price paid per share includes shares surrendered to satisfy tax withholding obligations, and excludes costs associated with the repurchases. Average price paid per share purchased as part of the publicly announced program was $1.39 from April 1, 2025 to June 30, 2025.
3.The repurchases are being executed from time to time, subject to general business and market conditions, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 trading plans, pursuant to a stock repurchase program. On November 1, 2024, the Company’s Board of Directors approved a one-year extension of the Company's existing stock repurchase program. The remaining amount authorized under the program was $40.0 million as of June 30, 2025 and $43.5 million as of December 31, 2024. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements and other business considerations. See Note 17—Stockholders’ Equity of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information relating to share repurchases.

Item 3.        Defaults Upon Senior Securities
None
Item 4.        Mine Safety Disclosures
Not applicable
Item 5.        Other Information
No officers or directors of the Company adopted, modified or terminated a a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act) during the fiscal quarter ended June 30, 2025.
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

PLAYSTUDIOS, Inc.

Date:	August 8, 2025	By:	/s/ Andrew Pascal
		Name:	Andrew Pascal
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2025	By:	/s/ Scott Peterson
		Name:	Scott Peterson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)