Form 10-Q
period 2025-09-30
PLAYSTUDIOS, Inc.
filed 2025-11-06
CIK 1823878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 31, 2025, there were 109,646,197 shares of Class A common stock, $0.0001 par value per share, and 16,457,769 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

PART I.    Financial Information
Item 1.        Financial Statements
PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$106,320	$109,179
Receivables, net	24,146	30,767
Prepaid expenses and other current assets	8,076	7,156
Total current assets	138,542	147,102
Property and equipment, net	14,083	16,118
Operating lease right-of-use assets	8,315	9,703
Intangible assets and internal-use software, net	80,105	90,996
Goodwill	52,222	52,222
Deferred income taxes	3,758	3,399
Other long-term assets	2,128	3,415
Total non-current assets	160,611	175,853
Total assets	$299,153	$322,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	5,210	1,518
Operating lease liabilities, current	3,774	3,405
Accrued and other current liabilities	26,470	44,495
Total current liabilities	35,454	49,418
Minimum guarantee liability	14,610	18,000
Contingent consideration	4,362	3,340
Deferred income taxes	790	381
Operating lease liabilities, non-current	4,875	6,659
Other long-term liabilities	137	442
Total non-current liabilities	24,774	28,822
Total liabilities	$60,228	$78,240
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value (100,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024)	—	—
Class A common stock, $0.0001 par value (2,000,000 shares authorized, 131,366 and 127,734 shares issued, and 109,627 and 108,287 shares outstanding as of September 30, 2025 and December 31, 2024, respectively)	11	11
Class B common stock, $0.0001 par value (25,000 shares authorized, 16,457 and 16,457 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively).	2	2
Additional paid-in capital	338,486	327,951
Accumulated deficit	(46,270)	(31,324)
Accumulated other comprehensive income (loss)	1,488	(632)
Treasury stock, at cost, 21,739 and 19,450 shares at September 30, 2025 and December 31, 2024, respectively	(54,792)	(51,293)
Total stockholders’ equity	238,925	244,715
Total liabilities and stockholders’ equity	$299,153	$322,955
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$57,648	$71,229	$179,695	$221,647
Operating expenses:
Cost of revenue(1)	13,629	17,832	43,971	54,851
Selling and marketing	14,186	15,116	40,463	50,756
Research and development	14,814	16,654	42,702	51,418
General and administrative	12,056	11,581	35,262	35,005
Depreciation and amortization	9,576	11,593	28,743	34,813
Restructuring and related	1,253	3,231	2,648	5,248
Total operating costs and expenses	65,514	76,007	193,789	232,091
Loss from operations	(7,866)	(4,778)	(14,094)	(10,444)
Other income (expense), net:
Change in fair value of warrant liabilities	(73)	276	37	929
Interest income, net	917	1,127	2,769	3,921
Other loss, net	(1,802)	(256)	(2,807)	(626)
Total other (loss) income, net	(958)	1,147	(1)	4,224
Loss before income taxes	(8,824)	(3,631)	(14,095)	(6,220)
Income tax (expense) benefit	(294)	534	(851)	(55)
Net loss	$(9,118)	$(3,097)	$(14,946)	$(6,275)

Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.07)	$(0.02)	$(0.12)	$(0.05)
Diluted	$(0.07)	$(0.02)	$(0.12)	$(0.05)
Weighted average shares of common stock outstanding:
Basic	125,695	125,007	125,467	130,997
Diluted	125,695	125,007	125,467	130,997

(1)Amounts exclude depreciation and amortization.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(9,118)	$(3,097)	$(14,946)	$(6,275)
Other comprehensive (loss) income:
Change in foreign currency translation adjustment(1)	242	490	1,861	(198)
Unrealized gain (loss) from derivative financial instruments(1)	159	184	967	(837)
Reclassification of loss/(gain) from settlement of derivative financial instruments included in net loss(1)	(461)	185	(708)	216
Total other comprehensive (loss) income	(60)	859	2,120	(819)
Comprehensive loss	$(9,178)	$(2,238)	$(12,826)	$(7,094)

(1)These amounts are presented gross of the effect of income taxes. The corresponding effects of income taxes are immaterial.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Accumulated Deficit	Treasury Stock
Balance as of June 30, 2025	108,784	$11	16,457	$2	$335,674	$1,548	$(37,152)	$(54,792)	$245,291
Net loss	—	—	—	—	—	—	(9,118)	—	(9,118)
Exercise of stock options	45	—	—	—	—	—	—	—	—
Restricted stock vesting, net of shares withheld	798	—	—	—	(379)	—	—	—	(379)
Stock-based compensation	—	—	—	—	3,191	—	—	—	3,191
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(60)	—	—	(60)
Balance as of September 30, 2025	109,627	$11	16,457	$2	$338,486	$1,488	$(46,270)	$(54,792)	$238,925

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Accumulated Deficit	Treasury Stock
Balance as of December 31, 2024	108,287	$11	16,457	$2	$327,951	$(632)	$(31,324)	$(51,293)	$244,715
Net loss	—	—	—	—	—	—	(14,946)	—	(14,946)
Exercise of stock options	155	—	—	—	122	—	—	—	122
Restricted stock vesting, net of shares withheld	3,475	—	—	—	(1,930)	—	—	—	(1,930)
Stock-based compensation	—	—	—	—	12,343	—	—	—	12,343
Repurchase of common stock	(2,290)	—	—	—	—	—	—	(3,499)	(3,499)
Other comprehensive income	—	—	—	—	—	2,120	—	—	2,120
Balance as of September 30, 2025	109,627	$11	16,457	$2	$338,486	$1,488	$(46,270)	$(54,792)	$238,925

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Accumulated Deficit	Treasury Stock
Balance as of June 30, 2024	108,132	$11	16,457	$2	$319,682	$(1,554)	$(5,815)	$(48,763)	$263,563
Net loss	—	—	—	—	—	—	(3,097)	—	(3,097)
Exercise of stock options	87	—	—	—	83	—	—	—	83
Restricted stock vesting, net of shares withheld	851	—	—	—	(630)	—	—	—	(630)
Stock-based compensation	—	—	—	—	4,942	—	—	—	4,942
Repurchase of common stock	(341)	—	—	—	—	—	—	(539)	(539)
Other comprehensive income	—	—	—	—	—	859	—	—	859
Balance as of September 30, 2024	108,729	$11	16,457	$2	$324,077	$(695)	$(8,912)	$(49,302)	$265,181

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Accumulated Deficit	Treasury Stock
Balance as of December 31, 2023	118,200	$12	16,457	$2	$310,944	$124	$(2,637)	$(20,094)	$288,351
Net loss	—	—	—	—	—	—	(6,275)	—	(6,275)
Exercise of stock options	203	—	—	—	197	—	—	—	197
Restricted stock vesting, net of shares withheld	3,882	—	—	—	(2,498)	—	—	—	(2,498)
Stock-based compensation	—	—	—	—	15,434	—	—	—	15,434
Repurchase of common stock	(13,556)	(1)	—	—	—	—	—	(29,208)	(29,209)
Other comprehensive loss	—	—	—	—	—	(819)	—	—	(819)
Balance as of September 30, 2024	108,729	$11	16,457	$2	$324,077	$(695)	$(8,912)	$(49,302)	$265,181
The accompanying notes are an integral part of these condensed consolidated financial statements

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(14,946)	$(6,275)
Adjustments:
Depreciation and amortization	28,743	34,813
Amortization of loan costs	130	120
Stock-based compensation expense	11,896	14,308
Change in fair value of warrant liabilities	(37)	(929)
Change in fair value of contingent consideration	2,022	—
Asset impairments	—	1,937
Deferred income tax benefit	(156)	(508)
Other	1,206	705
Changes in operating assets and liabilities
Receivables, net	2,871	1,456
Prepaid expenses and other current assets	(1,108)	791
Income tax receivable	233	(2,135)
Accounts payable & accrued liabilities	(8,271)	(10,377)
Other	18	218
Net cash provided by operating activities	22,601	34,124
Cash flows from investing activities:
Purchase of property and equipment	(837)	(3,825)
Additions to internal-use software	(11,526)	(14,587)
Assets acquired from business combination	—	(3,400)
Other	(313)	(290)
Net cash used in investing activities	(12,676)	(22,102)
Cash flows from financing activities:
Proceeds from stock option exercises	122	197
Payments for tax withholding of stock-based compensation	(1,932)	(2,498)
Payment of minimum guarantee liabilities	(9,206)	(7,168)
Repurchases of treasury stock	(3,499)	(29,154)
Net cash used in financing activities	(14,515)	(38,623)
Foreign currency translation	1,141	(518)
Net change in cash, cash equivalents, and restricted cash	(3,449)	(27,119)
Cash, cash equivalents, and restricted cash at beginning of period	110,386	132,889
Cash, cash equivalents, and restricted cash at end of period	$106,937	$105,770

Supplemental cash flow disclosures:
Interest paid	$123	$123
Income taxes paid, net of refunds	1,176	2,662
Non-cash investing and financing activities:
Capitalization of stock-based compensation	$447	$1,126
Additions to intangible assets related to licensing agreements	2,610	4,128
Right-of-use assets acquired under operating leases	654	4,350
Assets acquired from business combination	—	3,355
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
The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2024 have been applied consistently in these unaudited interim condensed consolidated financial statements. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position as of September 30, 2025, its results of operations for the three and nine months ended September 30, 2025, and 2024, and cash flows for the nine months ended September 30, 2025, and 2024. The Condensed Consolidated Balance Sheet as of December 31, 2024 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
Emerging Growth Company ("EGC")
At September 30, 2025, the Company qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company has taken and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Smaller Reporting Company
As of September 30, 2025, the Company qualified as a Smaller Reporting Company ("SRC") as defined under Rule 12b-2 of the Securities Exchange Act of 1934. As an SRC, we are eligible for and have elected to provide scaled disclosure accommodations in this Quarterly Report on Form 10-Q. These accommodations allow us to provide reduced executive compensation disclosures, fewer years of audited financial statements, and less extensive narrative disclosures compared to larger reporting companies. The Company will reevaluate its eligibility to qualify as an SRC at the end of its second quarter of 2026, and otherwise as required.
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
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). ASU 2023-09 requires that public business entities expand their annual disclosures related to rate reconciliation and income taxes paid, and provide a disaggregated presentation between domestic and foreign income or loss from continuing operations before income tax expense and income tax expense or benefit from continuing operations. This guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-09, noting the adoption impacts disclosures only.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”), which revises the approach to accounting for internal-use software costs by eliminating all references to the stages of software development projects, thereby making the guidance adaptable to a variety of software development methodologies. ASU 2025-06 will be effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, on a prospective, modified or retrospective basis, with early adoption permitted. The Company is currently assessing the effect the guidance will have on the Company's financial condition, results of operations and cash flows.
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
The following table presents the Company’s segment information:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	playGAMES	playAWARDS	Total	playGAMES	playAWARDS	Total
Net revenue
Virtual currency	$46,123	$258	$46,381	$57,564	$—	$57,564
Advertising	11,257	—	11,257	13,613	—	13,613
Other	4	6	10	49	3	52
	57,384	264	57,648	71,226	3	71,229
Segment expenses
Cost of sales	13,603	26	13,629	17,832	—	17,832
Payroll & related	9,432	1,594	11,026	9,114	1,737	10,851
User acquisition	9,389	—	9,389	10,055	—	10,055
Other(1)	11,562	1,024	12,586	10,992	2,257	13,249
	43,986	2,644	46,630	47,993	3,994	51,987

Reportable segment AEBITDA	13,398	(2,380)	11,018	23,233	(3,991)	19,242

Other operating expense
Corporate and other			$3,773			$4,619
Restructuring expenses			1,253			3,231
Other reconciling items			2			(7)
Stock-based compensation			3,030			4,584
Special infrequent			1,250			—
Depreciation and amortization			9,576			11,593
			18,884			24,020
Non-operating income (expense)
Change in fair value of warrant liabilities			(73)			276
Interest income, net			917			1,127
Other expense			(1,802)			(256)
			(958)			1,147

Loss before income taxes			(8,824)			(3,631)
Income tax (expense) benefit			(294)			534
Net loss			$(9,118)			$(3,097)

(1)Consists of legal, rent, information technology, outside services, marketing, and other general and administrative expenses.

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	playGAMES	playAWARDS	Total	playGAMES	playAWARDS	Total
Net revenue
Virtual currency	$144,797	$633	$145,430	$174,288	$—	$174,288
Advertising	34,248	—	34,248	47,061	—	47,061
Other	3	14	17	293	5	298
	179,048	647	179,695	221,642	5	221,647
Segment expenses
Cost of sales	43,905	66	43,971	54,851	—	54,851
Payroll & related	27,686	4,614	32,300	29,020	7,586	36,606
User acquisition	28,612	—	28,612	37,931	—	37,931
Other(1)	30,663	3,022	33,685	31,236	3,508	34,744
	130,866	7,702	138,568	153,038	11,094	164,132

Reportable segment AEBITDA	48,182	(7,055)	41,127	68,604	(11,089)	57,515

Other operating expense
Corporate and other			$10,681			$13,440
Restructuring expenses			2,648			5,248
Other reconciling items			3			150
Stock-based compensation			11,896			14,308
Special infrequent			1,250			—
Depreciation and amortization			28,743			34,813
			55,221			67,959
Non-operating income (expense)
Change in fair value of warrant liabilities			37			929
Interest income, net			2,769			3,921
Other expense			(2,807)			(626)
			(1)			4,224

Loss before income taxes			(14,095)			(6,220)
Income tax expense			(851)			(55)
Net loss			$(14,946)			$(6,275)

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
As of December 31, 2024, the Company had $2.2 million, $0.2 million and $0.4 million of liabilities associated with the Company's reorganization plan in the playGAMES, playAWARDS, and Corporate and other reportable segments, respectively. As of September 30, 2025, the Company paid most of these liabilities with an immaterial amount remaining unpaid as of September 30, 2025.

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

Consideration:	July 1, 2024
Cash consideration	$3,500
Contingent consideration	3,255
Total consideration transferred	$6,755

Identifiable assets acquired:
Developed technology (weighted-average useful life of 5 years)	$1,650
Property and equipment, net	16
Total identifiable net assets	$1,666

Goodwill	$5,089
As of September 30, 2025, the fair value of the contingent consideration was $5.4 million.
NOTE 5—RELATED-PARTY TRANSACTIONS
The following table is a summary of balance sheet assets and liabilities from related parties:

	September 30, 2025	December 31, 2024	Financial Statement Line Item
Marketing Agreement	$1,000	$1,000	Intangible assets and internal-use software, net
The Company’s revenues and expenses recognized from related parties were immaterial during the three and nine months ended September 30, 2025 and 2024.
MGM Resorts International (“MGM”)
MGM is a stockholder and the President of MGM Resorts Operations also serves on the Company’s Board of Directors. MGM owned approximately 16.6 million and 16.6 million shares of the Company's outstanding Class A common stock as of September 30, 2025 and December 31, 2024, respectively.
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
PLAYSTUDIOS Impact Fund
During the three and nine months ended September 30, 2025, the Company made charitable contributions of $1.3 million and $1.5 million, respectively, to the PLAYSTUDIOS Impact Fund (the “Fund”), a tax-exempt private foundation established by the Company and administered by certain members of the Company’s management team. These individuals serve as officers and directors of the Fund but receive no compensation in such capacities. The Fund supports charitable causes selected based on input from Company employees and customers. The contributions were recorded in "General and administrative" in the accompanying Condensed Consolidated Statements of Operations.
NOTE 6—RECEIVABLES, NET
Receivables, net consist of the following:

	September 30, 2025	December 31, 2024
Trade receivables	$23,649	$26,264
Insurance receivable	—	3,750
Other receivables	525	770
Allowance for uncollectible amounts	(28)	(17)
Total receivables, net	$24,146	$30,767
Trade receivables generally represent amounts due to the Company from social and mobile platform operators, including Apple, Google, and direct-to-consumer ("DTC") payment processors, including Xsolla. Trade receivables are recorded when the right to consideration becomes unconditional.
Insurance receivable is related to the legal proceedings discussed in Note 11—Accrued and Other Current Liabilities.
Concentration of Credit Risk
The following table summarizes the major receivables of the Company as a percentage of the total trade receivables as of the dates indicated:

	September 30, 2025	December 31, 2024
Apple, Inc.	40.5%	47.9%
Google, LLC	16.0%	19.6%
Xsolla (USA), Inc.	20.2%	6.2%
As of September 30, 2025 and December 31, 2024, the Company did not have any additional counterparties that exceeded 10% of the Company’s total trade receivables.
NOTE 7—PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	September 30, 2025	December 31, 2024
Prepaid expenses	$5,456	4,513
Income tax receivable	1,902	2,316
Other current assets	718	327
Total prepaid expenses other current assets	$8,076	$7,156

NOTE 8—FAIR VALUE MEASUREMENT
The carrying values of the Company’s cash and cash equivalents, receivables, net, prepaid expenses and other current assets, and accounts payable approximate fair value due to their short maturities.
The following tables present the assets and liabilities measured at fair value on a recurring basis, by input level, in the Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Derivative financial instruments	—	220	—	220
Total financial assets	$—	$220	$—	$220

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$113	—	—	113
Private Warrants	—	80	—	80
Contingent consideration	—	—	5,362	5,362
Total financial liabilities	$113	$80	$5,362	$5,555

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$134	—	—	134
Private Warrants	—	96	—	96
Derivative financial instruments	—	38	—	38
Contingent consideration	—	—	3,340	3,340
Total financial liabilities	$134	$134	$3,340	$3,608
The fair value of our Level 3 contingent consideration liabilities relates to the Pixode Acquisition. This contingent consideration is primarily based on expected payments arising from a percentage of an adjusted net revenue for a three year period commencing on the re-launch date of the rebranded Pixode assets, payable at the end of each fiscal year. The value of these payments are subject to various market and operational risks. Significant unobservable inputs include a discount rate of approximately 12.6% and the probability of revenue growth over the same three year period. See Note 4—Business Combinations for more information on the Pixode Acquisition.

NOTE 9—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	September 30, 2025	December 31, 2024
Land and land improvements	$1,895	1,680
Building and building improvements	5,932	5,890
Computer equipment	9,811	9,288
Leasehold improvements	11,415	10,964
Purchased software	586	704
Furniture and fixtures	3,682	3,812
Construction in progress	27	—
Total property and equipment	33,348	32,338
Less: accumulated depreciation	(19,265)	(16,220)
Total property and equipment, net	$14,083	$16,118
The aggregate depreciation expense for property and equipment, net is reflected in “Depreciation and amortization” in the Condensed Consolidated Statements of Operations. During the three months ended September 30, 2025 and 2024, depreciation expense was $0.9 million and $1.2 million, respectively. During the nine months ended September 30, 2025 and 2024, depreciation expense was $3.0 million and $3.7 million, respectively. There were no material impairment charges or material write-offs recorded for the three and nine months ended September 30, 2025 and 2024.
Property and equipment, net by region consists of the following:

	September 30, 2025	December 31, 2024
United States	$9,722	$10,947
Europe, Middle East, and Africa	3,536	4,059
All other countries	825	1,112
Total property and equipment, net	$14,083	$16,118

NOTE 10—INTANGIBLE ASSETS AND INTERNAL-USE SOFTWARE, NET
Intangible Assets
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset other than goodwill:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Licenses	$82,961	$(42,373)	$40,588	$80,101	$(33,424)	$46,677
Acquired technology	16,653	(10,376)	6,277	16,653	(8,238)	8,415
Customer relationships	12,000	(7,200)	4,800	12,000	(5,400)	6,600
Trade names	2,740	(1,690)	1,050	2,740	(1,578)	1,162
Internal-use software	200,137	(174,005)	26,132	188,164	(161,228)	26,936
Other	283	(25)	258	220	(14)	206
	314,774	(235,669)	79,105	299,878	(209,882)	89,996
Nonamortizable intangible assets:
Marketing Agreement with a related party	1,000	—	1,000	1,000	—	1,000
Total intangible assets	$315,774	$(235,669)	$80,105	$300,878	$(209,882)	$90,996
During the three months ended September 30, 2025 and 2024, intangible asset and internal-use software amortization was $8.7 million and $10.4 million, respectively. During the nine months ended September 30, 2025 and 2024, intangible asset and internal-use software amortization was $25.7 million and $31.1 million, respectively. The aggregate amortization expense for amortizable intangible assets and internal-use software is reflected in “Depreciation and amortization” in the Condensed Consolidated Statements of Operations.
During the three and nine months ended September 30, 2025, there were no impairment charges for intangible assets or internal-use software. During the three and nine months ended September 30, 2024 the Company changed the useful life of certain definite-lived intangible assets associated with its non-fungible token initiative, resulting in an accelerated amortization of $1.8 million. The amount of accelerated amortization is reported as an asset impairment and reported within "Restructuring and related" in the Condensed Consolidated Statements of Operations.
As of September 30, 2025, the estimated annual amortization expense is as follows:

Projected Amortization Expense
Remaining 2025	$8,734
2026	30,985
2027	20,515
2028	11,806
2029	6,466
Thereafter	599
Total	$79,105

NOTE 11—ACCRUED AND OTHER CURRENT LIABILITIES
Accrued liabilities consist of the following:

	September 30, 2025	December 31, 2024
Accrued payroll and related	7,222	11,824
Accrued user acquisition	2,926	3,609
Income taxes payable	1,287	1,468
Minimum guarantee liability	6,347	9,610
Accrued litigation	3,327	9,827
Other licensing agreements	—	2,431
Warrant liabilities	193	230
Other accruals	5,168	5,496
Total accrued liabilities	$26,470	$44,495
Accrued Litigation
On April 6, 2022, a class action lawsuit was filed in the United States District Court, Northern District of California, by a purported Company shareholder in connection with alleged federal securities law violations: Christian A. Felipe et. al. v. PLAYSTUDIOS, Inc. (the “Felipe Complaint”). On July 15, 2022, the Felipe Complaint was transferred to the United States District Court for the District of Nevada, Southern Division. On October 4, 2022, the plaintiffs filed an amendment to the Felipe Complaint. The Felipe Complaint names the Company, several current and former board members of the Company, board members and officers of Acies Acquisition Corp., and Andrew Pascal, the Company’s Chairman and CEO, as defendants. The Felipe Complaint alleges misrepresentations and omissions regarding the state of the Company’s development of the Kingdom Boss game and its financial projections and future prospects in the S-4 Registration Statement filed by Acies that was declared effective on May 25, 2021, the Proxy Statement filed by Acies on May 25, 2021, and other public statements that touted Old PLAYSTUDIOS’ and the Company’s financial performance and operations, including statements made on earnings calls and the Amended S-1 Registration Statement filed by the Company that was declared effective on July 30, 2021. The Felipe Complaint alleges that the misrepresentations and omissions resulted in stock price drops of 13% on August 12, 2021, and 5% on February 25, 2022, following (i) the Company’s release of financial results for the second quarter of 2021, ended on June 30, 2021, and (ii) the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and issuance of a press release summarizing financial results for the fourth quarter and year ended December 31, 2021, respectively. The Felipe Complaint seeks an award of damages for an unspecified amount. On January 20, 2025, the parties reached an agreement in principle to settle the matter. The settlement was preliminarily approved on June 27, 2025, and remains subject to final approval by the federal district court in which the case is pending. The matter will not be fully resolved until such approval is issued, the case is dismissed, and judgment is entered by the court.
On March 8, 2023, Angel Deann Pilati, a purported adult resident citizen of Franklin County, Alabama, filed a civil lawsuit against PLAYSTUDIOS US, LLC in the Circuit Court of Franklin County Alabama (the "Pilati Lawsuit"), alleging that PLAYSTUDIOS US, LLC makes available online games and applications across multiple platforms that are games of chance and thus illegal gambling under Alabama law and seeking to recover, under Alabama’s loss recovery act, all sums paid by Alabama residents to PLAYSTUDIOS US, LLC in its online gambling games during the period beginning one year before the filing of the complaint until the case is resolved. On August 23, 2023, the plaintiff amended the complaint to exclude recovery for Alabama residents who lost $75,000 or more during the statute of limitations period. The plaintiff claims to seek this recovery "to go to the benefit of the families" of players who paid money to play the games. As of September 30, 2025, the Pilati Lawsuit is stayed pending the "Settlement" described below. The Company believes the claims are without merit and if the Settlement is not completed, intends to vigorously defend against them; however, there can be no assurance that the Company would be successful in the defense of this litigation.
On November 13, 2023, Sandra Tucker Duckworth, a purported citizen of Tennessee, filed a civil lawsuit against PLAYSTUDIOS US, LLC in the Circuit Court for the 14th Judicial District of Tennessee (the "Duckworth Lawsuit") alleging that PLAYSTUDIOS US, LLC makes available online games of chance that constitute illegal gambling under Tennessee law and seeking to recover, under Tennessee's loss recovery act, all sums paid by Tennessee residents to PLAYSTUDIOS US, LLC in its online gambling games during the period beginning one year before the filing of the lawsuit until the case is resolved, excluding recovery of money lost by a Tennessee resident who lost $75,000 or more during the statute of limitations period. The plaintiff claims to seek this recovery for the benefit of each individual player's spouse, or if not spouse, child or children, and if not child or children, the next of kin. As of September 30, 2025, the Duckworth Lawsuit is stayed pending the "Settlement" described below. The Company believes the claims are without merit and if the Settlement is not completed, intends to vigorously defend against them; however, there can be no assurance that the Company would be successful in the defense of this litigation.
On August 22, 2024, James Scott Tipmore, a purported citizen of Kentucky, filed a civil lawsuit against PLAYSTUDIOS US, LLC in the United States District Court for the Western District of Kentucky (the "Tipmore Lawsuit"), alleging that PLAYSTUDIOS US, LLC makes available online games of chance that constitute illegal gambling under Kentucky law and seeking to recover, under Kentucky's loss recovery act, treble the sums paid by Kentucky residents to PLAYSTUDIOS US, LLC in its online gambling games during the period beginning five years before the filing of the lawsuit until the case is resolved. As of September 30, 2025, the Duckworth Lawsuit is stayed pending the "Settlement" described below. The Company believes the claims are without merit and if the Settlement is not completed, intends to vigorously defend against them; however, there can be no assurance that the Company would be successful in the defense of this litigation.
The Company received four demands for arbitration during 2023 claiming that the games operated by PLAYSTUDIOS US, LLC constitute illegal gambling under the laws of various states. As of September 30, 2025, three of the demands for arbitration have been stayed pending the "Settlement" described below (the "State Arbitration Demands"). These demands generally attempt to recover amounts spent by third parties on the Company’s games by relying on state gambling loss recovery statutes and/or by seeking to have the applicable Terms of Service declared invalid. The Company believes that the claims are without merit and if the Settlement is not completed, the Company intends to vigorously defend against them; however, there can be no assurance that the Company would be successful in the arbitration proceedings.
In January 2025, the Company reached an agreement in principle to settle the Pilati Lawsuit, Duckworth Lawsuit, Tipmore Lawsuit, and State Arbitration Demands in the form of a six-state class action (the "Settlement"). As of February 17, 2025, the Pilati Lawsuit, Duckworth Lawsuit, Tipmore Lawsuit, and State Arbitration Demands had been stayed. The parties are currently in the process of drafting settlement documentation and related court filings. The settlement will be subject to approval by the court in which the class action case is filed. It is not currently known when the settlement will be finalized.
As of September 30, 2025 and December 31, 2024 the Company accrued $3.3 million and $9.8 million, respectively, in connection with the Felipe Complaint, Pilati Lawsuit, Duckworth Lawsuit, Tipmore Lawsuit, and State Arbitration Demands. During the three months ended September 30, 2025, the Company paid $2.75 million in connection with the settlement of the Felipe Complaint and an insurer contributed an additional $3.75 million toward the settlement, resulting in a total settlement of $6.5 million. The Company does not have any additional accruals related to the Felipe Complaint.
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
At September 30, 2025, there were approximately 5.4 million Public Warrants and 3.8 million Private Warrants outstanding. Refer to Note 8—Fair Value Measurement for further information. The warrant liabilities are classified within “Accrued and other current liabilities” on the Condensed Consolidated Balance Sheets.

NOTE 12—LEASES
The Company's operating leases primarily consist of real estate leases such as offices. During the three months ended September 30, 2025 and 2024, operating lease expense was $1.0 million and $1.1 million, respectively, and during the nine months ended September 30, 2025 and 2024, operating lease expense was $3.1 million and $3.5 million, respectively. The Company does not have any finance leases. Total variable and short-term lease payments were immaterial for all periods presented.
Supplemental balance sheet information related to operating leases are as follows:

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$8,315	$9,703

Operating lease liabilities, current	3,774	3,405
Operating lease liabilities, noncurrent	4,875	6,659
Operating lease liabilities, total	$8,649	$10,064

Weighted average remaining lease term, years	2.3	2.9
Weighted average discount rate	6.3%	6.1%
Operating lease liability maturities:

Year ending December 31,	Operating Leases
Remaining 2025	$1,062
2026	4,071
2027	3,527
2028	620
Total undiscounted cash flows	$9,280
Less: imputed interest	$(631)
Lease liabilities, total	$8,649
As of September 30, 2025, the Company did not have any material additional operating leases that have not yet commenced.

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
The Company capitalized a total of $0.8 million in debt issuance costs related to the Credit Agreement and subsequent amendments. As of September 30, 2025, the Company is in compliance with and does not have any balances outstanding under the Credit Agreement.
NOTE 14—REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table summarizes the Company’s revenue disaggregated by type, and by over time or point in time recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Virtual currency (over time)	$46,381	$57,564	$145,430	$174,288
Advertising (point in time)	11,257	13,613	34,248	47,061
Other revenue (point in time or over time)	10	52	17	298
Total net revenue	$57,648	$71,229	$179,695	$221,647

The following table summarizes the Company’s virtual currency revenue disaggregated by platform:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Third-party platforms	38,703	52,363	126,098	163,531
Direct-to-consumer platforms	7,678	5,201	19,332	10,757
Total virtual currency	$46,381	$57,564	$145,430	$174,288
The following table summarizes the Company’s revenue disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$47,734	$60,088	$150,730	$186,946
All other countries	9,914	11,141	28,965	34,701
Total net revenue	$57,648	$71,229	$179,695	$221,647
Contract Balances
Contract assets represent the Company’s ability to bill customers for performance obligations completed under a contract. As of September 30, 2025 and December 31, 2024, there were no contract assets recorded in the Company’s Condensed Consolidated Balance Sheets. The deferred revenue balance related to the purchase of virtual currencies was immaterial as of September 30, 2025 and December 31, 2024. Trade receivables are described in Note 6—Receivables, net.
NOTE 15—INCOME TAXES
The Company recorded an income tax expense of $0.3 million and an income tax benefit of $0.5 million for the three months ended September 30, 2025 and 2024, respectively, and the Company recorded an income tax expense of $0.9 million and an income tax expense of $0.1 million for the nine months ended September 30, 2025 and 2024, respectively. Our effective tax rate was (3.3)% for the three months ended September 30, 2025 compared to (14.7)% for the three months ended September 30, 2024. Our effective tax rate was (6.0)% for the nine months ended September 30, 2025 compared to (0.9)% for the nine months ended September 30, 2024.
Income tax expense for the three and nine months ended months ended September 30, 2025 and 2024 is primarily related to non-US based income taxes and nondeductible items. In July 2025, U.S. Congress enacted the One Big Beautiful Bill Act (“OBBBA”), which included a range of tax reform measures, including the extension and modification of certain provisions originally enacted under the Tax Cuts and Jobs Act. The OBBBA does not materially impact the Company’s effective tax rate or cash flows in the current fiscal year.

NOTE 16—COMMITMENTS AND CONTINGENCIES
Minimum Guarantee Liability
The following are the Company’s total minimum guaranteed royalty payment obligations related to licensing agreements as of:

	September 30, 2025	December 31, 2024
Minimum guarantee liability - current	$6,347	$9,610
Minimum guarantee liability - noncurrent	14,610	18,000
Total minimum guarantee obligations	$20,957	$27,610
Weighted-average remaining contractual term (in years)	1.8	2.0

The following are the Company’s remaining expected future payments of minimum guaranteed royalty payment obligations related to licensing agreements as of September 30, 2025:

Year Ending December 31,	Minimum Guarantee Obligations
Remaining 2025	$347
2026	8,610
2027	6,000
2028	6,000
Total	$20,957
Pixode
In connection with the Pixode Acquisition, in addition to the $3.5 million paid at closing, the Company agreed to pay a percentage of an adjusted net revenue for a three-year period commencing on the re-launch date of the rebranded Pixode assets, payable at the end of each fiscal year, contingent upon the satisfaction of certain product and financial milestones, up to a maximum amount of $113.5 million. The fair value of the contingent consideration is reassessed at each reporting date, with changes recognized in earnings. The fair value of the contingent consideration as of September 30, 2025 was $5.4 million, of which $1.0 million is current and recorded in "Accrued and other current liabilities" on the Condensed Consolidated Balance Sheet. Refer to Note 8—Fair Value Measurement for more information.
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
On February 10, 2025, Britt Englund and Brett Chapin, purported citizens of California and two of the named claimants in the May 24, 2024 pre-arbitration notices referenced above, filed a civil lawsuit against PLAYSTUDIOS US, LLC in the Superior Court of the State of California for the County of Los Angeles, alleging that PLAYSTUDIOS US, LLC breached an agreement to arbitrate a dispute arising out of plaintiffs’ engagement with games operated by the Company, and seeking an order to compel the Company to arbitrate. The complaint was dismissed by the plaintiffs on April 25, 2025 as part of an agreement to arbitrate the matter. The claimants filed arbitration proceedings in August of 2025. The Company believes that the claims are without merit and the Company intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of these demands. The Company is not able to reasonably estimate the probability or amount of loss and therefore has not made any accruals.
On July 7, 2025 and August 15, 2025, a law firm representing two individuals filed arbitration proceedings against the Company alleging violations of the California Invasion of Privacy Act and California common law intrusion upon seclusion and invasion of privacy arising out the individuals' viewing of webpages and the Company's alleged use of a tracking code known as the Meta Pixel. The Company believes that the claims are without merit and the Company intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of these demands. The Company is not able to reasonably estimate the probability or amount of loss and therefore has not made any accruals.
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
Accumulated Other Comprehensive Income (Loss)
The following tables show a summary of changes in accumulated other comprehensive income (loss):

	Foreign Currency Derivative Contracts	Currency Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2024	$(38)	$(594)	$(632)
Net gains recognized in other comprehensive income before reclassifications	259	—	259
Foreign currency translation	—	1,861	1,861
Balance as of September 30, 2025	$221	$1,267	$1,488

	Foreign Currency Derivative Contracts	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023	$286	$(162)	$124
Net losses recognized in other comprehensive income before reclassifications	(621)	—	(621)
Foreign currency translation	—	(198)	(198)
Balance as of September 30, 2024	$(335)	$(360)	$(695)
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
During the three and nine months ended September 30, 2025, the Company entered into foreign currency derivative contracts to purchase certain foreign currencies at future dates. At September 30, 2025, the amount of future operating expenses the Company had hedged was approximately NIS 15.0 million, and all contracts are expected to mature within 12 months of the purchase date. The aggregate fair value of the Company’s derivative contracts was a net asset of $0.2 million as of September 30, 2025 and was recorded in "Prepaid expenses and other current assets" in the accompanying Condensed Consolidated Balance Sheet.
Treasury Stock
The following table shows a summary of changes in treasury stock:

	Treasury shares	Treasury stock, at cost
Balance as of December 31, 2024	19,450	$51,293
Class A common stock repurchased through the Stock Repurchase Program	2,289	3,499
Balance as of September 30, 2025	21,739	$54,792
Stock Repurchase Program
On October 31, 2025, the Company’s Board of Directors approved a one-year extension of the Company's existing stock repurchase program. The remaining amount authorized under the program was $40.2 million as of September 30, 2025 and $43.5 million as of December 31, 2024. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements and other business considerations.
NOTE 18—STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Selling and marketing	$76	$355	$314	$972
General and administrative	2,116	2,561	8,321	7,940
Research and development	838	1,668	3,261	5,396
Stock-based compensation expense	$3,030	$4,584	$11,896	$14,308
Capitalized stock-based compensation	$161	$358	$447	$1,126
As of September 30, 2025, there was approximately $20.3 million and $0.4 million in unrecognized stock-based compensation expense related to restricted stock units and performance stock units that are expected to be recognized over a weighted-average expected vesting period of 1.9 years and 0.4 years, respectively. The Company granted 0.9 million and 6.8 million restricted stock units during the three and nine months ended September 30, 2025, respectively. The Company granted 0.0 million and 2.7 million performance stock units during the three and nine months ended September 30, 2025, respectively.

NOTE 19—NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss attributable to Class A and Class B common stockholders per share (in thousands except per share data):

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Class A	Class B	Class A	Class B
Numerator
Net loss attributable to common stockholders – basic	$(7,924)	$(1,194)	$(2,689)	$(408)
Potential dilutive effect of derivative instruments	—	—	—	—
Net loss attributable to common stockholders – diluted	$(7,924)	$(1,194)	$(2,689)	$(408)
Denominator
Weighted average shares of common stock outstanding - basic	109,237	16,458	108,549	16,458
Potential dilutive effect of derivative instruments	—	—	—	—
Weighted average shares of common stock outstanding - diluted	109,237	16,458	108,549	16,458
Net loss attributable to common stockholders per share
Basic	$(0.07)	$(0.07)	$(0.02)	$(0.02)
Diluted	$(0.07)	$(0.07)	$(0.02)	$(0.02)

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Class A	Class B	Class A	Class B
Numerator
Net loss attributable to common stockholders – basic	$(12,985)	$(1,961)	$(5,487)	$(788)
Potential dilutive effect of derivative instruments	—	—	—	—
Net loss attributable to common stockholders – diluted	$(12,985)	$(1,961)	$(5,487)	$(788)
Denominator
Weighted average shares of common stock outstanding - basic	109,009	16,458	114,539	16,458
Potential dilutive effect of derivative instruments	—	—	—	—
Weighted average shares of common stock outstanding - diluted	109,009	16,458	114,539	16,458
Net loss attributable to common stockholders per share
Basic	$(0.12)	$(0.12)	$(0.05)	$(0.05)
Diluted	$(0.12)	$(0.12)	$(0.05)	$(0.05)
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

The following equity awards outstanding at the end of each period presented have been excluded from the computation of diluted net loss per share of common stock for the periods presented due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	4,590	5,163	4,590	5,163
Restricted stock units	13,021	13,622	13,021	13,622
Performance stock units	2,704	86	2,704	86
Public Warrants	5,382	5,382	5,382	5,382
Private Warrants	3,822	3,822	3,822	3,822
Earnout Shares	15,000	15,000	15,000	15,000
	44,519	43,075	44,519	43,075

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information which our management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of PLAYSTUDIOS, Inc. and its consolidated subsidiaries.
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
Daily Paying Users (“DPU”)
DPU is defined as the number of individuals who made a purchase in a game during a particular day. As with DAU and MAU, we track DPU based on account activity. As such, an individual who makes purchases in two different games in a particular day is counted as two DPU while an individual who makes purchases in the same game on two different devices is counted as one DPU. The term "Average DPU" is defined as the average of the DPU, determined as described above, for each day during the period presented. We use DPU and Average DPU to help us understand the size of our active player base that makes in-game purchases. This focus directs our strategic goals in setting player acquisition and pricing strategy.
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
Retail Value of Purchases
Retail Value of Purchases is defined as the cumulative retail value of all rewards listed as Purchases for the period identified. The retail value of each reward listed as Purchases is the retail value as determined by the partner upon creation of the reward. In the case where the retail value of a reward adjusts depending on time of redemption, the average retail value is used. Retail Value of Purchases only include the retail value of real-world partner rewards and excludes the cost of any PLAYSTUDIOS branded merchandise. We use Retail Value of Purchases to help us understand the real-world value of the rewards that are purchased by our players.
Retail Value of Daily Rewards Inventory
Retail Value of Daily Rewards Inventory is defined as the cumulative retail value of all rewards listed as available for the period divided by the number days in the period. For rewards with unlimited inventory, the maximum number of rewards used in the calculation is 50. The retail value of each reward listed as available is the retail value as specified by the rewards partner upon creation of the reward. Retail Value of Daily Rewards Inventory only includes the retail value of real-world partner rewards and excludes the cost of any PLAYSTUDIOS branded merchandise. We use Retail Value of Daily Rewards Inventory to help us understand the real-world value of the rewards within our playAWARDS platform.

Results of Operations
Comparison of the three and nine months ended September 30, 2025 versus the three and nine months ended September 30, 2024
The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net revenue	$57,648	$71,229	$(13,581)	(19.1)%	$179,695	$221,647	$(41,952)	(18.9)%
Operating expenses	65,514	76,007	(10,493)	(13.8)%	193,789	232,091	(38,302)	(16.5)%
Operating loss	(7,866)	(4,778)	(3,088)	64.6%	(14,094)	(10,444)	(3,650)	34.9%
Net loss	(9,118)	(3,097)	(6,021)	194.4%	(14,946)	(6,275)	(8,671)	138.2%
Net loss margin	(15.8)%	(4.3)%	(11.5)pp	267.4%	(8.3)%	(2.8)%	(5.5)	196.4%

pp = percentage points
Net Revenue by Reportable Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Net revenue
playGAMES	$57,384	$71,226	$(13,842)	(19.4)%	$179,048	$221,642	$(42,594)	(19.2)%
playAWARDS	264	3	261	nm	647	5	642	nm
Net revenue	$57,648	$71,229	$(13,581)	(19.1)%	$179,695	$221,647	$(41,952)	(18.9)%

nm = not meaningful
Revenue information by geography is summarized as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
United States	$47,734	$60,088	$(12,354)	(20.6)%	$150,730	$186,946	$(36,216)	(19.4)%
All other countries	9,914	11,141	(1,227)	(11.0)%	28,965	34,701	(5,736)	(16.5)%
Net revenue	$57,648	$71,229	$(13,581)	(19.1)%	$179,695	$221,647	$(41,952)	(18.9)%

playGAMES
The following table shows net revenues and key performance indicators for our playGAMES division (in thousands, except percentages and ARPDAU):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2025	2024	Change		% Change	2025	2024	Change		% Change
Virtual currency	$46,123	$57,564	$(11,441)		(19.9)%	$144,797	$174,288	$(29,491)		(16.9)%
Advertising	11,257	13,613	(2,356)		(17.3)%	34,248	47,061	(12,813)		(27.2)%
Other revenue	4	49	(45)		(91.8)%	3	293	(290)		(99.0)%
Net revenue	$57,384	$71,226	$(13,842)		(19.4)%	$179,048	$221,642	$(42,594)		(19.2)%

Average DAU	2,211	2,961	(750)		(25.3)%	2,395	3,225	(830)		(25.7)%
Average MAU	9,505	12,658	(3,153)		(24.9)%	10,318	13,669	(3,351)		(24.5)%
Average DPU	19	23	(4)		(17.4)%	20	25	(5)		(20.0)%
Average Daily Payer Conversion	0.8%	0.8%	—	pp	—%	0.8%	0.8%	—	pp	—%
ARPDAU (in dollars)	$0.28	$0.26	$0.02		7.7%	$0.27	$0.25	$0.02		8.0%

pp = percentage points
Net revenue decreased $13.8 million, or (19.4)%, to $57.4 million during the three months ended September 30, 2025 compared to $71.2 million during the three months ended September 30, 2024. The decrease was due to a $11.4 million decrease in virtual currency revenue primarily driven by decreases in DPU and a $2.4 million decrease in advertising revenue mainly driven by decreases in DAU.
Net revenue decreased $42.6 million, or (19.2)%, to $179.0 million during the nine months ended September 30, 2025 compared to $221.6 million during the nine months ended September 30, 2024. The decrease was due to a $29.5 million decrease in virtual currency revenue primarily driven by decreases in DPU and a $12.8 million decrease in advertising revenue mainly driven by decreases in DAU.

playAWARDS
The following table shows net revenues and key performance indicators for our playAWARDS division (in thousands, except for available rewards):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Virtual currency	$258	$—	$258	nm	$633	$—	$633	nm
Other	6	3	3	nm	14	5	9	nm
Net revenue	$264	$3	$261	nm	$647	$5	$642	nm

Available Rewards (in units)	325	547	(222)	(40.6)%	341	543	(202)	(37.2)%
Purchases (in units)	203	451	(248)	(55.1)%	683	1,472	(789)	(53.6)%
Retail Value of Purchases	$14,695	$24,980	$(10,285)	(41.2)%	$44,342	$96,977	$(52,635)	(54.3)%
Retail Value of Daily Rewards Inventory	$2,421	$2,208	$213	9.6%	$2,495	$1,962	$533	27.2%

nm = not meaningful
Net revenue remained flat during the three months ended September 30, 2025 compared to the same period in prior year. The key performance indicators presented above are used by management to assess the playAWARDS segment's operating performance, however are not indicative revenue metrics.
Net revenue remained flat during the nine months ended September 30, 2025 compared to the same period in prior year. The key performance indicators presented above are used by management to assess the playAWARDS segment's operating performance, however are not indicative revenue metrics.
Operating Expenses
The following table summarizes our consolidated operating expenses for each applicable period (in thousands, except percentages):

	Three Months Ended September 30,				% of Revenue
	2025	2024	$ Change	% Change	2025	2024
Operating expenses:
Cost of revenue	$13,629	$17,832	$(4,203)	(23.6)%	23.6%	25.0%
Selling and marketing	14,186	15,116	(930)	(6.2)%	24.6%	21.2%
Research and development	14,814	16,654	(1,840)	(11.0)%	25.7%	23.4%
General and administrative	12,056	11,581	475	4.1%	20.9%	16.3%
Depreciation and amortization	9,576	11,593	(2,017)	(17.4)%	16.6%	16.3%
Restructuring expenses	1,253	3,231	(1,978)	(61.2)%	2.2%	4.5%
Total operating expenses	$65,514	$76,007	$(10,493)	(13.8)%	113.6%	106.7%

	Nine Months Ended September 30,				% of Revenue
	2025	2024	$ Change	% Change	2025	2024
Operating expenses:
Cost of revenue	$43,971	$54,851	$(10,880)	(19.8)%	24.5%	24.7%
Selling and marketing	40,463	50,756	(10,293)	(20.3)%	22.5%	22.9%
Research and development	42,702	51,418	(8,716)	(17.0)%	23.8%	23.2%
General and administrative	35,262	35,005	257	0.7%	19.6%	15.8%
Depreciation and amortization	28,743	34,813	(6,070)	(17.4)%	16.0%	15.7%
Restructuring expenses	2,648	5,248	(2,600)	(49.5)%	1.5%	2.4%
Total operating expenses	$193,789	$232,091	$(38,302)	(16.5)%	107.8%	104.7%
Cost of Revenue
Cost of revenue decreased by $4.2 million to $13.6 million during the three months ended September 30, 2025 compared to $17.8 million during the three months ended September 30, 2024. The decrease was primarily related to a decrease in virtual currency revenue. As a percentage of revenue, cost of revenue decreased from 25.0% for the three months ended September 30, 2024 to 23.6% for the three months ended September 30, 2025.
Cost of revenue decreased by $10.9 million to $44.0 million during the nine months ended September 30, 2025 compared to $54.9 million during the nine months ended September 30, 2024. The decrease was primarily related to a decrease in virtual currency revenue. As a percentage of revenue, cost of revenue decreased from 24.7% for the nine months ended September 30, 2024 to 24.5% for the nine months ended September 30, 2025.
Selling and Marketing
Selling and marketing expenses decreased by $0.9 million to $14.2 million during the three months ended September 30, 2025 compared to $15.1 million during the three months ended September 30, 2024. The decrease was primarily due to a decrease in user acquisition expense of $0.7 million and other selling and marketing expense of $0.2 million.
Selling and marketing expenses decreased by $10.3 million to $40.5 million during the nine months ended September 30, 2025 compared to $50.8 million during the nine months ended September 30, 2024. The decrease was primarily due to decreases in user acquisition expense of $9.3 million, outside service costs of $0.8 million, and stock compensation of $0.7 million. This was offset by an increase of other selling and marketing expense of $0.5 million.
Research and Development
Research and development expenses decreased by $1.8 million to $14.8 million during the three months ended September 30, 2025 compared to $16.7 million during the three months ended September 30, 2024. The decrease was primarily due to decreases in employee costs of $1.1 million and stock compensation of $0.8 million as a result of the 2024 Reorganization Plan. This was offset by an increase of other research and development expense of $0.1 million.
Research and development expenses decreased by $8.7 million to $42.7 million during the nine months ended September 30, 2025 compared to $51.4 million during the nine months ended September 30, 2024. The decrease was primarily due to decreases in employee costs of $6.3 million, stock compensation of $2.1 million, and outside services cost of $0.6 million as a result of the 2024 Reorganization Plan. This was offset by an increase in other research and development expense of $0.3 million.
General and Administrative
General and administrative expenses increased by $0.5 million to $12.1 million during the three months ended September 30, 2025 compared to $11.6 million during the three months ended September 30, 2024. The increase is primarily due to a charitable donation of $1.3 million. This was offset by decreases to stock compensation of $0.4 million and other general and administrative cost of $0.4 million.
General and administrative expenses increased by $0.3 million to $35.3 million during the nine months ended September 30, 2025 compared to $35.0 million during the nine months ended September 30, 2024. The increase is primarily due to increases of charitable donations of $1.4 million, legal expense of $0.5 million, and stock compensation of $0.4 million. This was offset by decreases in employee costs of $0.5 million and other general and administrative costs of $1.5 million.

Depreciation and Amortization
Depreciation and amortization expenses decreased by $2.0 million to $9.6 million during the three months ended September 30, 2025 compared to $11.6 million during the three months ended September 30, 2024. The decrease was primarily due to decreases of internal-use software amortization in connection with write-downs of certain assets during the fourth quarter of 2024 as a result of the 2024 Reorganization Plan.
Depreciation and amortization expenses decreased by $6.1 million to $28.7 million during the nine months ended September 30, 2025 compared to $34.8 million during the nine months ended September 30, 2024. The decrease was primarily due to decreases of internal-use software amortization in connection with write-downs of certain assets during the fourth quarter of 2024 as a result of the 2024 Reorganization Plan.
Restructuring Expenses
Restructuring expenses decreased by $2.0 million to $1.3 million during the three months ended September 30, 2025 compared to $3.2 million during the three months ended September 30, 2024. The decrease was primarily due to decreases to impairment charges of $1.8 million, non-recurring legal expense of $0.7 million, and internal reorganization costs of $0.2 million. This was offset by an increase of costs related to various merger and acquisition opportunities of $0.7 million.
Restructuring expenses decreased by $2.6 million to $2.6 million during the nine months ended September 30, 2025 compared to $5.2 million during the nine months ended September 30, 2024. The decrease was primarily due to decreases to impairment charges of $1.8 million, non-recurring legal expense of $0.8 million, internal reorganization costs of $0.6 million, and other restructuring costs of $0.1 million. This was offset by an increase of costs related to various merger and acquisition opportunities of $0.7 million.
Other (Loss) Income, Net
The following table summarizes our consolidated non-operating expense for each applicable period (in thousands, except percentages):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Change in fair value of warrant liabilities	$(73)	$276	$(349)	(126.4)%
Interest income, net	917	1,127	(210)	(18.6)%
Other expense, net	(1,802)	(256)	(1,546)	603.9%
Total other (expense) income, net	$(958)	$1,147	$(2,105)	(183.5)%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Change in fair value of warrant liabilities	$37	$929	$(892)	(96.0)%
Interest income, net	2,769	3,921	(1,152)	(29.4)%
Other expense, net	(2,807)	(626)	(2,181)	348.4%
Total other (expense) income, net	$(1)	$4,224	$(4,225)	(100.0)%
The change in fair value of warrant liabilities is related to the warrants discussed in Note 11—Accrued and Other Current Liabilities to our condensed consolidated financial statements herein. Interest income, net is related to interest earned on cash and cash equivalents offset by fees and expenses associated with the Credit Agreement as discussed in Note 13—Long-Term Debt to our condensed consolidated financial statements herein. Other (loss) income primarily relates to gains or (losses) from equity investments and gains or (losses) from foreign currency transactions with our foreign subsidiaries.

Provision for Income Taxes
Provision for income taxes resulted in a tax expense of $0.3 million for the three months ended September 30, 2025, compared to a tax benefit of $0.5 million for the three months ended September 30, 2024.
Provision for income taxes resulted in a tax expense of $0.9 million for the nine months ended September 30, 2025, compared to a tax expense of $0.1 million for the six months ended September 30, 2024.
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
Comparison of the three and nine months ended September 30, 2025 versus the three and nine months ended September 30, 2024

	Three Months Ended September 30,
	2025	2024	Change	% Change
AEBITDA
playGAMES	$13,398	$23,233	$(9,835)	(42.3)%
playAWARDS	(2,380)	(3,991)	1,611	(40.4)%
Corporate and other	(3,773)	(4,619)	846	(18.3)%
Consolidated AEBITDA	$7,245	$14,623	$(7,378)	(50.5)%

Segment AEBITDA Margin:
playGAMES	23.3%	32.6%	(9.3)%	(28.5)%
playAWARDS	nm	nm	nm	nm

nm - not meaningful

	Nine Months Ended September 30,
	2025	2024	Change	% Change
AEBITDA
playGAMES	$48,182	$68,604	$(20,422)	(29.8)%
playAWARDS	(7,055)	(11,089)	4,034	(36.4)%
Corporate and other	(10,681)	(13,440)	2,759	(20.5)%
Consolidated AEBITDA	$30,446	$44,075	$(13,629)	(30.9)%

Segment AEBITDA Margin:
playGAMES	26.9%	31.0%	(4.1)%	(13.2)%
playAWARDS	nm	nm	nm	nm

nm - not meaningful

playGAMES
playGAMES AEBITDA was $13.4 million for the three months ended September 30, 2025 compared to $23.2 million for the three months ended September 30, 2024, a decrease of $9.8 million. playGAMES AEBITDA margin was 23.3% for the three months ended September 30, 2025 compared to 32.6% for the three months ended September 30, 2024. The decrease to playGAMES AEBITDA was a result of decreased virtual currency revenue primarily driven by decreases in DPU. This was offset by an increase in direct-to-consumer sales which incurs lower processing fees, driving a reduction in cost of sales, as well as a reduction of user acquisition costs.
playGAMES AEBITDA was $48.2 million for the nine months ended September 30, 2025 compared to $68.6 million for the nine months ended September 30, 2024, a decrease of $20.4 million. playGAMES AEBITDA margin was 26.9% for the nine months ended September 30, 2025 compared to 31.0% for the nine months ended September 30, 2024. The decrease to playGAMES AEBITDA was a result of decreased virtual currency revenue primarily driven by decreases in DPU. This was offset by an increase in direct-to-consumer sales which incurs lower processing fees, driving a reduction in cost of sales, as well as a reduction of user acquisition costs.
playAWARDS
playAWARDS AEBITDA was $(2.4) million for the three months ended September 30, 2025 compared to $(4.0) million for the three months ended September 30, 2024. The increase in AEBITDA can be attributed to a decrease in employee costs as a result of the 2024 Reorganization Plan.
playAWARDS AEBITDA was $(7.1) million for the nine months ended September 30, 2025 compared to $(11.1) million for the nine months ended September 30, 2024. The increase in AEBITDA can be attributed to a decrease in employee costs as a result of the 2024 Reorganization Plan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$57,648	$71,229	$179,695	$221,647
Net loss	$(9,118)	$(3,097)	$(14,946)	$(6,275)
Net loss margin	(15.8)%	(4.3)%	(8.3)%	(2.8)%
Adjustments:
Depreciation & amortization	9,576	11,593	28,743	34,813
Income tax expense	294	(534)	851	55
Stock-based compensation expense	3,030	4,584	11,896	14,308
Change in fair value of warrant liability	73	(276)	(37)	(929)
Change in fair value of contingent consideration	1,866	—	2,022	—
Restructuring and related(1)	1,253	3,231	2,648	5,248
Special infrequent(2)	1,250	—	1,250	—
Other, net(3)	(979)	(878)	(1,981)	(3,145)
Consolidated AEBITDA	7,245	14,623	30,446	44,075
Consolidated AEBITDA Margin	12.6%	20.5%	16.9%	19.9%

(1)Amounts reported during the three and nine months ended September 30, 2024 relate to internal reorganization costs, including severance-related costs, fees related to evaluating various merger and acquisition opportunities, and legal fees and others costs incurred in connection with litigation arising out of the Acies Merger transaction. Amounts reported during the three and nine months ended September 30, 2025 relate to internal reorganization costs, including severance-related costs, fees related to evaluating various merger and acquisition opportunities, and non-recurring legal costs.
(2)Amount reported consists of a charitable contribution.
(3)Amounts reported in “Other, net” include interest expense, interest income, gains/losses from equity investments, foreign currency gains/losses, and non-cash gains/losses on the disposal of assets.

Liquidity and Capital Resources
As of September 30, 2025, we had cash and cash equivalents of $106.3 million, which consisted of cash on hand and money market mutual funds. As of September 30, 2025 we had restricted cash of $0.6 million. Historically, we have funded our operations, including capital expenditures, primarily through cash flow from operating activities. We believe that our existing cash and cash equivalents, the cash generated from operations, and the borrowing capacity under our Credit Agreement as described below will be sufficient to fund our operations and capital expenditures for at least the next twelve (12) months. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure, or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financing to secure additional funds or we may decide to do so opportunistically.
Debt
For a description of the Credit Agreement, see Note 13—Long-Term Debt in our Condensed Consolidated Financial Statements and Liquidity and Capital Resources in our 2024 Annual Report on Form 10-K filed on March 14, 2025 and amended on Form 10-K/A filed on April 4, 2025.
As of September 30, 2025, we do not have any outstanding amounts under the Credit Agreement.
Cash Flows
The following tables present a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$22,601	$34,124
Net cash used in investing activities	(12,676)	(22,102)
Net cash used in financing activities	(14,515)	(38,623)
Effect of exchange rate on cash and cash equivalents	1,141	(518)
Decrease in cash and cash equivalents	(3,449)	(27,119)
Operating Activities
During the nine months ended September 30, 2025, operating activities provided $22.6 million of net cash as compared to $34.1 million during the nine months ended September 30, 2024. The decrease in cash provided from operating activities was primarily due to a decrease in net revenue, which was offset by a reduction in cost of sales, less employee costs due to a reduced headcount, and a favorable change in operating assets and liabilities due to timing fluctuations in receivables being collected.
Investing Activities
During the nine months ended September 30, 2025, investing activities used $12.7 million of net cash as compared to $22.1 million during the nine months ended September 30, 2024. The change in cash used in investing activities was due to less assets acquired from business combinations and less additions to internal-use software and property and equipment during the nine months ended September 30, 2025.
Financing Activities
During the nine months ended September 30, 2025, financing activities used $14.5 million of net cash as compared to $38.6 million during the nine months ended September 30, 2024. The change in cash used in financing activities was due to $25.7 million less in share repurchases and $0.6 million less in payments made for tax withholding on stock-based compensation. This was offset by an increase in minimum guarantees paid of $2.0 million.
Contractual Obligations, Commitments, and Contingencies
As of September 30, 2025, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our 2024 Annual Report on Form 10-K filed on March 14, 2025 and amended on Form 10-K/A filed on April 4, 2025.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about share repurchases made by us of our Class A common stock during the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program[3] (In thousands)
July 1, 2025 - July 31, 2025	2,130	$1.20	—	$40,183
August 1, 2025 - August 31, 2025	365,557	$1.02	—	$40,183
September 1, 2025 - September 30, 2025	3,836	$0.96	—	$40,183

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
2.Average price paid per share includes shares surrendered to satisfy tax withholding obligations.
3.The repurchases are being executed from time to time, subject to general business and market conditions, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 trading plans, pursuant to a stock repurchase program. On October 31, 2025, the Company’s Board of Directors approved a one-year extension of the Company's existing stock repurchase program. The remaining amount authorized under the program was $40.2 million as of September 30, 2025 and $43.5 million as of December 31, 2024. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements and other business considerations. See Note 17—Stockholders’ Equity of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information relating to share repurchases.

Item 3.        Defaults Upon Senior Securities
None
Item 4.        Mine Safety Disclosures
Not applicable
Item 5.        Other Information
No officers or directors of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act) during the fiscal quarter ended September 30, 2025.
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

PLAYSTUDIOS, Inc.

Date:	November 6, 2025	By:	/s/ Andrew Pascal
		Name:	Andrew Pascal
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2025	By:	/s/ Scott Peterson
		Name:	Scott Peterson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)