Form 10-K
period 2025-12-31
PLAYSTUDIOS, Inc.
filed 2026-03-16
CIK 1823878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Aces (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
The aggregate market value of the registrant's Class A common stock held by non-affiliates of this registrant, computed by reference to the closing price of the registrant's Class A common stock as reported on the Nasdaq Global Market ("Nasdaq") on the last business day of the registrant's most recently completed second fiscal quarter was approximately $116.4 million.
As of February 28, 2026, there were 111,790,336 shares of Class A common stock, $0.0001 par value per share, and 16,457,769 shares of Class B common stock, $0.0001 par value per share, outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on our current expectations, estimates, forecasts, and projections about future events and operating performance and involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements.

All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, including statements regarding our strategy, business model, competitive position, future operations, future financial performance, liquidity, profitability, cost structure, market opportunities, regulatory environment, and management’s plans and objectives, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “goal,” “project,” or similar expressions, or the negative of such terms.

Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements regarding:

•our business strategy, operating priorities, and competitive positioning;

•our expectations regarding future financial performance, including revenue trends, margins, operating expenses, profitability, and cash flows;

•market acceptance, engagement, and monetization of our games and loyalty offerings;

•the evolution of player behavior, competitive dynamics, and industry trends, including the impact of sweepstakes-based promotional mechanics;

•our reliance on, and relationships with, third-party platforms, payment providers, and other key partners;

•the regulatory environment applicable to our business, including potential changes in laws, regulations, or enforcement practices affecting social casino games and sweepstakes-based offerings;

•our ability to attract, retain, and monetize players effectively;

•our ability to manage costs, invest efficiently, and execute restructuring or cost-containment initiatives;

•our ability to maintain the security, availability, and integrity of our technology systems and data;

•general macroeconomic conditions and their impact on discretionary consumer spending, advertising demand, and partner activity; and

•our ability to identify, pursue, and integrate strategic transactions consistent with our business objectives.

These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions, including those described under the heading “Item 1A. Risk Factors” in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”), that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by the forward-looking statements. The risks described in this Annual Report on Form 10-K are not exhaustive. New risks may emerge from time to time, and it is not possible to predict all risks or assess the impact of all risks on our business.

Forward-looking statements are not guarantees of future performance, and you should not place undue reliance on them. These statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events, circumstances, or changes in expectations.

We intend to use our Investor Relations website (ir.playstudios.com), SEC filings, press releases, public conference calls, and webcasts as means of disclosing material non-public information and for complying with our disclosure obligations under

Regulation FD. Information posted on or accessible through our website or social media channels is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider such information to be part of this Annual Report.
Summary of Principal Risk Factors
The following summary highlights certain risks and uncertainties that could materially adversely affect our business, financial condition, and results of operations. This summary does not contain all of the information that may be important to you and should be read together with the more detailed discussion of risks included under “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

•We may be unable to attract, retain, and effectively monetize players, manage portfolio dynamics, or sustain engagement across our games, including newly launched titles and updated offerings.

•A relatively small portion of our players generates a substantial portion of our revenue, and changes in the behavior, engagement, or spending patterns of these players could materially impact our results.

•Our traditional social casino business has experienced revenue pressure, and increased competition from alternative gaming models, including sweepstakes-based offerings and other evolving monetization formats, could continue to adversely affect our performance.

•Our use of sweepstakes-based promotional mechanics exposes us to evolving and uncertain regulatory, legislative, enforcement, and platform-related risks.

•We operate in a highly competitive industry characterized by rapid changes in player preferences, technology, and business models.

•We rely heavily on third-party platforms, payment processors, banking partners, and other service providers to distribute our games, process payments, and support key compliance functions, and adverse changes to their policies, underwriting standards, or practices could materially harm our business.

•Our business is subject to extensive, evolving, and in certain areas unsettled laws and regulations in the United States and internationally, including those relating to gambling, sweepstakes, consumer protection, data privacy, and in-game monetization, and our failure to comply or adapt could result in significant costs, penalties, or operational restrictions.

•General economic conditions may negatively affect discretionary consumer spending, advertising demand, and partner activity.

•Political, economic, and military instability in Israel and the surrounding region, including potential regional escalation and military reserve mobilization, could disrupt our operations and adversely affect our results.

•Our games, technology infrastructure, and third-party systems may experience outages, defects, or disruptions that could harm player experience, monetization, and our reputation.

•Cybersecurity incidents, data breaches, cross-border data transfer restrictions, or failures to protect personal information could expose us to liability, regulatory scrutiny, operational disruption, and reputational harm.

•We may be unable to manage costs effectively or sustain profitability, and our margins may continue to decline.

•Legal proceedings, regulatory actions, investigations, or enforcement activity relating to gambling laws, sweepstakes mechanics, consumer protection, or data privacy could adversely affect our business, financial condition, and results of operations.

•The dual-class structure of our common stock concentrates voting control with our Chairman and Chief Executive Officer, which limits other stockholders’ ability to influence corporate matters.

•We do not currently pay cash dividends, and we do not anticipate paying cash dividends in the foreseeable future. Accordingly, stockholders must rely solely on changes in the market price of our common stock for any return on their investment, and such market price may decline or fail to increase.

•Certain provisions of our organizational documents and Delaware law may discourage or delay a change of control.

PART I
ITEM 1.    BUSINESS

Introduction
Acies was incorporated on August 14, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. Acies completed its initial public offering in October 2020. On June 21, 2021, Acies consummated the Acies Merger with Old PLAYSTUDIOS, pursuant to the Merger Agreement. In connection with the closing of the Acies Merger, we changed our name to PLAYSTUDIOS, Inc. PLAYSTUDIOS continues the existing business operations of Old PLAYSTUDIOS as a publicly traded company. Our website address is www.playstudios.com.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our website as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the SEC.

Overview
PLAYSTUDIOS is a developer of free-to-play casual games for mobile and social platforms. With a focus on creating immersive and engaging experiences, we have built a strong reputation for combining high-quality games that resonate with players worldwide with our groundbreaking playAWARDS loyalty platform, which enables players to earn real-world rewards from a global collection of hospitality, entertainment and leisure brands. Our game portfolio includes a diverse range of titles, from social casino to card games and puzzle games.

We generate revenue primarily through the sale of in-game virtual currency and the monetization of player engagement. Although our games are available to players for free, we historically have derived a majority of our revenues from the sale of in-game virtual currency when players make voluntary in-game purchases. By offering players the option to voluntarily purchase in-game virtual currency, we are able to generate meaningful revenue while maintaining a free-to-play model. Additionally, we utilize in-game advertising as a means of further monetizing player engagement and enhancing our revenue streams.

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

The Power of Play

We build award-winning casual games that are among the most popular games available in the Apple App Store and Google Play Store. Our games, which include myVEGAS Slots, myVEGAS Blackjack, my KONAMI Slots, POP! Slots, myVEGAS Bingo, MGM Slots Live, Tetris®, Tetris Block Party, Solitaire, Spider Solitaire, Sudoku, and Mahjong, have been downloaded over 100 million times and were played by 9.9 million average monthly active users for the year ended December 31, 2025. From social casino to casual games, each game has been thoughtfully crafted for the people who play it. As a result, we’ve been able to build a loyal and engaged community of players by virtue of our direct development efforts.
But we are not just a game company, because at the heart of every game we create is a powerful, one-of-a-kind loyalty program we call playAWARDS. It sets us apart from other leading game developers and it’s our key to building deep and lasting connections with millions of players. Every time players engage with one of our games, they begin earning valuable loyalty points and elevating their playAWARDS status. Once they have accumulated loyalty points, they can unlock a collection of real-world rewards and other benefits that include, but are not limited to, vacations, invitations to special events, and access to our VIP services. Through our loyalty program, with a few swipes and a tap, players can be on their way to a complimentary meal, show, or weekend getaway, along with a chance to connect with other players who share their passion for our games. Our curated collection of rewards partners represents unique brands including MGM Resorts International, Norwegian Cruise Lines, Royal Caribbean Cruise Lines, Virgin Voyages, Topgolf, and Cirque du Soleil.

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
As we have amassed a diverse collection of rewards partners, the scale of our network has become a competitive edge that delivers benefits to both our players and rewards partners. As of December 31, 2025, our playAWARDS program offered rewards from 167 entertainment, retail, travel, leisure, and gaming brands from 93 reward partners located in 106 countries on 6 continents. Our players have used their loyalty points to acquire 19 million rewards with a retail value of more than $965 million.
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
During the year ended December 31, 2025, we continued to develop and scale our proprietary loyalty platform across 106 countries and 6 continents, and have amassed a global, diverse collection of rewards partners across entertainment, retail, technology, travel, leisure, and gaming. Our loyalty platform allows us to provide an engaging enhancement to the primary gaming experience of our 9.9 million average monthly active users for the year ended December 31, 2025.
We believe the combination of our more than 14 years of development investments, operational experience, integration of our loyalty platform within our rewards partners’ marketing and operating practices, and the breadth of our corporate relationships, are significant competitive advantages, and to replicate our systems would require competitors to invest substantial time and incur significant expense.
We are experts in live operations.
We have established “live operations” as a core competency throughout the company and have dedicated live operations teams within each of our game studios. Although crafting great content is a necessary ingredient in building an enduring franchise, content alone is not sufficient. Games, and the teams that build and operate them, also must cultivate the capacity to understand, anticipate and respond to player behaviors. This ability is often enabled by sophisticated tools and a disciplined process. When done well, the overall experience, level of difficulty, rate of progress, and breadth of features, can be fine-tuned to the expectations and desires of individual player cohorts. Our live operations teams closely analyze player data in order to design and deliver content, offers, and features to our players at the optimal times during their gameplay. We believe that through effective live operations, we can drive paying player conversion, continued monetization, and long-term paying player retention.
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
Our Growth Opportunities
We have a collection of growth opportunities that fall into four distinct categories — optimize, expand, acquire, and diversify —each focused on improving the durability, efficiency, and long-term monetization of our business. We continue to prioritize optimizing the performance of our existing portfolio of games by increasing player engagement, improving conversion and monetization, and enhancing operating efficiency across live operations, performance marketing, and advertising. We also intend to selectively expand our portfolio through new game launches and targeted acquisitions that complement our existing franchises and integrate into our playAWARDS ecosystem. In parallel, we are focused on diversifying and enhancing our revenue mix by improving the efficiency and return on ad monetization within our games and by expanding direct-to-consumer distribution and purchasing, including through our myVIP platform.
New Game Launches
During the Company's first ten years, we generally grew our business organically by assembling every team, building every product, and acquiring every player ourselves. Our primary strategy to date has been to expand our portfolio of games and game studios through in-house development, leveraging the talent and culture of our teams to develop innovative and award-winning games. We launched Tetris Block Party in December 2025 and The Win Zone in January 2026, both of which we believe represent meaningful growth opportunities. We continue to look for opportunities to create new games. As we expand into new genres and games, we expect to leverage loyalty mechanics and our player network to seed, and then grow, each new product.
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

Targeted Strategic Acquisitions
We continually seek, evaluate, and pursue strategic transactions which we believe will enhance our business as further described below. In November of 2021, we acquired the rights to Tetris® on mobile devices, in October of 2022 we acquired Brainium Studios LLC, and in July of 2024 we acquired Pixode Games Limited. These acquisitions reflect our strategy of selectively expanding our portfolio and capabilities through transactions that complement our existing franchises and operating model.

We intend to continue pursuing complementary strategic acquisitions that align with our long-term objectives, including expanding into new genres, acquiring proven games and brands with established player bases, and adding talented development teams. In evaluating potential acquisitions, we focus on opportunities where we believe our operating expertise, live operations capabilities, distribution reach, and playAWARDS platform can be applied to improve engagement, monetization, and overall operating performance. We target opportunities that are consistent with our disciplined capital allocation approach and that we believe can be effectively integrated into our existing portfolio. Our acquisition strategy is not limited to a particular stage of company development and may include both earlier-stage studios with scalable growth potential and more established businesses with mature products and franchises.
Ad Monetization
While a majority of our revenue is derived from in-game purchases, we introduced ad monetization mechanics into various of our social casino games in recent years. In addition, we acquired the rights to Tetris® on mobile devices in November of 2021 and Brainium Studios in October of 2022. The Tetris® mobile games and each of the Brainium games generate most of their revenue through ad monetization. We intend to continue to qualify and scale in-game advertising as a source of revenue.
Direct Purchase
In 2020, we developed and trialed a new collection of web-based myVIP features. In 2022, the service was extended to all players, who were invited to engage with us through a customized player portal. Each portal is tailored to the player, with a curated collection of unique benefits, rewards, and real-world events. The player is also able to review their status and currency balances across all playAWARDS-enabled games, and should the player choose, the player can purchase virtual items from within the portal. It’s important to highlight that these players are given preferential access to unique rewards, along with virtual currency packages that are not available within the game. The myVIP player portal is available to all myVIP players at any tier level.
Continued Conversion of Non-Paying Players into Paying Players
We believe we can generate revenue growth by converting more non-paying players into payers. Our average daily conversion rate of non-payers to payers was 0.8% for the year ended December 31, 2025. We continually assess the data about our players to develop insights that we can use to improve conversion. We also engage regularly with our players at community events and other occasions associated with their reward redemptions. These opportunities enable us to glean additional insights from our players that inform our ongoing product refinements. We intend to continue to explore new strategies to improve our conversion of non-paying players into paying players, including continued game enhancements, player outreach, live operations offerings, and data-driven player management strategies.
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
Our Company Values
At PLAYSTUDIOS, our culture is reflected in three guiding principles: PLAY better together, PLAY to win, and the game is for the PLAYer. These principles inform how we collaborate, execute, and engage with our players.

“PLAY better together” reflects our emphasis on trust, mutual respect, and accountability across our teams. Many members of our founding team and studio-level leadership have longstanding professional relationships, which contributes to continuity in strategy and operational discipline. We encourage open dialogue and constructive debate in decision-making, recognizing that effective collaboration supports innovation, resilience, and long-term performance. We believe that this culture of shared responsibility and alignment enhances our ability to execute consistently across our portfolio.

"PLAY to win” reflects our focus on performance, quality, and thoughtful execution. A central component of this commitment is the visual and experiential design of our games. We place significant emphasis on graphical presentation, art direction, animation, sound design, and overall look and feel. We believe that a polished, high-quality visual experience is fundamental to player engagement and represents an important point of differentiation for our portfolio in a highly competitive marketplace. Our design teams devote substantial attention to detail, cohesive thematic presentation, and production quality, which we believe enhances immersion and supports long-term retention.

In addition to these player-facing elements, we maintain a disciplined approach to the underlying systems, tools, and operational infrastructure that support gameplay performance, live operations, and monetization. While many of these components are not immediately visible to players, we believe they are critical to delivering a consistent, stable, and responsive gaming experience over time.

Finally, “the game is for the PLAYer” underscores our player-centric approach. We use performance analytics and player data to continuously refine our games, and we also value direct player interaction and feedback. Through our real-world rewards and loyalty program, including group events and player engagements associated with playAWARDS, we have opportunities to connect with players beyond the digital environment. We believe this combination of analytics-driven insight and direct player interaction informs product improvements and supports deeper player relationships, and that the integration of playAWARDS into our ecosystem differentiates our platform within the broader mobile gaming market.
Our Games
Our portfolio includes 18 games, as well as our sweepstakes product. Many of our games are classic in nature with mass appeal due to their highly engaging game mechanics. Our portfolio includes both casual and casino-themed games as follows:
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
•myKONAMI Slots introduces the growing popularity of real-world casino content in free-to-play mobile gaming, and provides our players with a vast collection of casino-proven slot content.
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
•The Win Zone offers players a sweepstakes social casino experience featuring slot-style gameplay, social features, and opportunities to win real-world prizes.
•Tetris® is one of the world's favorite puzzle games.
•Tetris Block Puzzle is a puzzle game with a Tetris twist.
•Tetris Block Party provides our players with a game where classic Tetris gameplay meets modern puzzle fun.
•Soul Battles, a block puzzle game with friends.
•Mahjong by Brainium has elevated the relaxing tile match game with clean, modern design, smooth animations, and calming sounds.
•Solitaire by Brainium is a modern take on the classic card game.
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
Integration of Loyalty Program
Since launching our first game with integrated loyalty mechanics, we have continued to develop the underlying technologies, tools, and operating practices that support our loyalty platform. Over time, we have evolved these capabilities into a more modular, standalone program designed to be efficiently integrated into new game releases and acquisitions.

Our playAWARDS initiative is supported by a dedicated team responsible for partner relationships, rewards management, and platform development. We believe playAWARDS differentiates our portfolio by connecting digital gameplay with real-world rewards and partner experiences, and by providing an additional avenue of engagement with our players. As we introduce new products and evaluate strategic acquisitions, we intend to leverage playAWARDS where appropriate to enhance player value propositions and expand our ecosystem of players and rewards partners.

While the impact of loyalty mechanics on player behavior may vary across titles and player segments, we believe the program contributes to our overall brand identity and supports cross-portfolio engagement within our games.
Research and Development
We believe our ability to attract new players and retain existing players depends in significant part on our continued investment in research and development. Our R&D efforts focus on developing differentiated game concepts, enhancing core gameplay systems, refining monetization and live operations tools, and improving the underlying technology infrastructure that supports our portfolio.

Our development process integrates creative design, data analytics, user experience optimization, and systems engineering. We continuously evaluate player behavior and performance metrics to inform content updates, feature enhancements, economy balancing, and product iteration. In addition to developing new titles, we invest in improving our shared technology platforms, including tools that support live operations, loyalty integration, advertising monetization, and direct-to-consumer distribution.

Our talent base includes experienced game designers, engineers, product managers, artists, and data scientists working across multiple disciplines and time zones. We periodically evaluate our studio footprint and organizational structure to align resources with strategic priorities, improve operational efficiency, and optimize collaboration. We believe this flexible operating model supports a consistent pipeline of new game concepts and ongoing enhancements to our existing portfolio while allowing us to adapt to evolving market conditions.

Competition
As a developer of mobile games, we compete with other game makers and other forms of entertainment content. Our competitors that develop mobile and web games in the social casino gaming category vary in size and offerings and include companies such as Product Madness (owned by Aristocrat), DoubleU, Huuuge Games, Playtika, SciPlay (owned by Light & Wonder), Scopely, Zynga (owned by Take-Two Interactive), and others. In addition, there are competitors that develop mobile and web games that are not currently focused on the social casino gaming category but may move into that space and that may also impede our diversification efforts, including companies such as Activision Blizzard (owned by Microsoft and the parent company of King Digital), Electronic Arts (EA Mobile), Epic Games, Netmarble (the parent company of Jam City and Kabam), NetEase (NetEase Games), Niantic, Take-Two Interactive Software, Vivendi (the parent company of Gameloft) and others. Our market is continually evolving as new developers and new games become part of our rapidly growing, mobile gaming ecosystem. We compete on the basis of a number of factors, including quality of player experience, breadth and depth of gameplay, ability to create or license compelling content, brand awareness and reputation, and access to distribution channels.
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
Intellectual Property
As of December 31, 2025, we had 103 registered U.S. trademarks, 8 pending applications for U.S. trademarks, 25 issued U.S. patents, and 17 pending U.S. patent applications. We create a substantial portion of the intellectual property used in our games, including proprietary game mechanics, software systems, artwork, audio content, and branding. In addition, we license certain third-party intellectual property that we believe enhances the appeal of our portfolio.

For example, we use licensed intellectual property from MGM Resorts International, Konami Gaming, and the Tetris® brand in certain of our games. These licenses typically limit our use of the licensed intellectual property to specific products, territories, and time periods and include other contractual obligations with which we must comply. Certain licenses may be non-exclusive, and licensors may grant similar rights to third parties, including our competitors.

Competition for high-quality licensed intellectual property can be significant and may require us to pay advances, minimum guarantees, royalties, or other consideration, which may affect our profitability. In addition, we may seek to obtain additional licenses in the future to support new game development or portfolio expansion; however, such licenses may not be available on commercially reasonable terms or at all.

We expect to continue to utilize a combination of proprietary and licensed intellectual property in our games. See See “Risk Factors — Our ability to acquire and maintain licenses to third-party intellectual property may affect our revenue, profitability, and competitive position.
Government Regulation

We are subject to a variety of laws in the U.S. and abroad that affect our business, including state and federal laws regarding consumer protection, electronic marketing, data protection and privacy, gaming, gambling, sweepstakes, promotional contests, competition, taxation, payments, money transmission, anti-money laundering, intellectual property, export, and national security, which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the U.S. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and could have an adverse effect on our business. It is also likely that as our business grows and evolves and our games are played in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions or other jurisdictions may claim that we are required to comply with their laws and regulations. In addition, even in jurisdictions where our activities are currently permitted, regulators may take enforcement positions, issue guidance, or pursue investigations that differ from existing interpretations of applicable law.
There are ongoing academic, political and regulatory discussions in the U.S., Europe, Australia, and other jurisdictions regarding whether social casino games should be subject to a higher level or different type of regulation than other social games to protect consumers, in particular minors and persons susceptible to addiction to social casino games, and, if so, what this regulation should include. In particular, regulators, courts, or legislators in certain jurisdictions may determine that aspects of social casino games, including virtual currency mechanics, prize structures, or promotional features, constitute or resemble gambling or regulated gaming activities, even where no purchase is required to participate. It is possible that a number of laws and regulations may be adopted or construed to apply to us in the U.S. and elsewhere that could restrict the online and mobile gaming industries, including player privacy, advertising, taxation, content suitability, copyright, distribution, and antitrust. Furthermore, the growth and development of electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase, and we will be required to devote legal and other resources to address such regulation. For example, existing laws or new laws regarding the marketing of in-game purchases, labeling of free-to-play games, regulation of currency, banking institutions, unclaimed property, or money transmission may be interpreted to cover our games and the purchase of virtual currency within our games. If that were to occur, we may be required to seek licenses, authorizations, or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Regulatory authorities may also initiate inquiries, audits, investigations, or enforcement actions, even in the absence of clear legal precedent, which could require us to modify, suspend, or discontinue certain offerings. Changes in current laws or regulations or the interpretation or application thereof, or the imposition of new laws and regulations in the U.S. or elsewhere regarding these activities, may impede the growth of social game services and impair our business, financial condition, or results of operations. See "Risk Factors — Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing, and which could subject us to claims or otherwise harm our business."
Laws and regulations governing gaming, gambling, sweepstakes, and promotional contests vary significantly by jurisdiction, are evolving, and are subject to differing interpretations. While our social casino games do not offer real-money gambling, regulators or courts in certain jurisdictions may nonetheless conclude that elements of our games constitute gambling or otherwise require licensing or regulatory approval. Such determinations could result in requirements to obtain licenses, pay additional taxes or fees, modify or discontinue certain features, restrict access to our games in particular jurisdictions, or cease operations entirely in certain markets.
Outside the United States, regulatory frameworks applicable to social casino games and digital entertainment products are often less developed, more fragmented, or inconsistently enforced. We may be required to comply with conflicting or rapidly changing regulatory regimes across different countries, and regulators in one jurisdiction may assert authority over our activities based on player location, data processing, payment flows, or marketing activities. Navigating these complexities may require significant legal and operational resources and could adversely affect our ability to scale internationally.
Our business relies on the sale, use, and redemption of virtual currency and digital items, as well as the processing of payments through third-party payment providers. As a result, we may be subject to laws and regulations relating to money transmission, electronic payments, unclaimed property, consumer funds protection, sanctions, and anti-money laundering. Regulatory authorities could determine that aspects of our virtual currency systems or payment flows require registration, licensing, or ongoing regulatory oversight. Compliance with such requirements could significantly increase our operating costs, require changes to our business model, or limit our ability to offer certain features or operate in certain jurisdictions.

We are subject to increasing regulation related to advertising practices, disclosures, in-game purchases, and consumer protection, including heightened scrutiny regarding marketing to minors and individuals susceptible to compulsive behavior. Regulators may impose restrictions on how our games are marketed, labeled, or monetized, including requirements related to transparency, warnings, spending limits, or age-gating. Failure to comply with such requirements could result in fines, penalties, or restrictions on our ability to distribute or promote our games.
We are a member of the International Social Games Association or ISGA, a worldwide representative body of the social games industry. The ISGA's mission is to educate and inform the public, policy makers, and regulators on what the industry does, how it works, and the value it generates for both the digital economy and people that play social games. The ISGA’s “Best Practice Principles” offer guidance to the industry on consumer protection, accountability, and transparency, while its research program provides insight for its key stakeholders. Our co-founder and Executive Vice President, Paul Mathews, is the current Chairman of the ISGA. Although compliance with industry best practices or self-regulatory standards does not insulate us from regulatory scrutiny, enforcement actions, or private litigation, we nonetheless are committed to ISGA’s Best Practice Principles, including transparency in our game mechanics, functionality, and in-game purchase process, striving to adhere to data privacy and protection law, and providing customer support.
Data Privacy and Security
We receive, store, and process personal information, including personal information of our players and other player data. Our ability to operate our games and business depends on the continued availability, integrity, and security of our information technology systems and the data stored on those systems. We respect the data privacy rights of our players and strive to comply with all applicable data privacy laws. However, there are numerous federal, state, and local laws around the world regarding data privacy and the storing, sharing, use, processing, disclosure, and protection of personal information, and current laws and regulations are inconsistent across jurisdictions leading to a patchwork of data privacy laws that are difficult to fully interpret and adhere to. Some of these laws and regulations authorize the governing agencies to investigate companies under their jurisdiction to ensure compliance, and to impose fines and other measures against companies who are not in compliance, including audits, investigations, consent decrees, remediation obligations, limitations on data processing activities, or restrictions on our ability to collect or use certain data. The applicability of these laws and regulations to us, and their scope and interpretation, are constantly evolving, often uncertain, and may conflict between jurisdictions.
For example, in the U.S. we are subject to the California Consumer Privacy Act, which was enacted by the State of California and effective on January 1, 2020, and establishes additional data privacy rights for California residents, with corresponding obligations on businesses relating to transparency, deletion rights, and opting-out of the selling of personal information, and grants a private right of action for individuals in the event of certain security breaches. In November 2020, California voters passed the California Privacy Rights Act, or CPRA. The CPRA significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. The CCPA and CPRA could subject us to additional compliance costs as well as potential fines, individual claims and commercial liabilities. The CPRA also increases regulatory enforcement authority and may result in increased investigations, enforcement actions, and private litigation, including class actions, which could expose us to significant costs, liabilities, and reputational harm.
Similar laws relating to data privacy and security have been adopted in several other states, and proposed in other states and at the federal level, and, if passed, such laws may have potentially conflicting requirements.

In Europe, we are subject to the General Data Protection Regulation 2016/679 or GDPR, a regulation on data protection and data privacy applicable to companies processing personal data of users in the European Union (EU) and the European Economic Area that became effective May 25, 2018. The GDPR is wide-ranging in scope and imposes strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer, and otherwise process personal information (including restrictions on cross-border transfers of personal information), with substantial monetary penalties for violations. Regulatory authorities in the EU and other jurisdictions have increased enforcement activity in recent years, including imposing significant fines and corrective measures, and such actions could require us to suspend or materially modify certain data processing activities. The GDPR also provides that EU member states may enact their own additional laws and regulations in relation to certain data processing activities. Recent legal developments in the EU have created complexity and uncertainty regarding transfers of personal information from the EU to “third countries,” especially the U.S. For example, in 2020, the Court of Justice of the EU invalidated the EU-U.S. Privacy Shield Framework (a mechanism for the transfer of personal information from the EU to the U.S.) and made clear that reliance on standard contractual clauses (an alternative mechanism for the transfer of personal information outside of the EU) alone may not be sufficient in all circumstances. That program was subsequently replaced by the EU-U.S. Data Privacy Framework adopted July 17, 2023. In addition, after the UK left the EU, the UK enacted the UK GDPR, which, together with the amended UK Data Protection Act of 2018, retains the GDPR in UK national law, but also creates complexity and uncertainty regarding transfers of personal information between the UK and the EU, which could further limit our ability to use and share personal data and require localized changes to our operating model.
We are also subject to data protection and data privacy laws in other jurisdictions, such as the Lei Geral de Proteção de Dados or LGPD, a data privacy act enacted by Brazil that became effective September 18, 2020, which created new privacy rights for individuals and include monetary penalties for non-compliance. We are further subject to consumer protection laws, such as general truth in advertising and unfair trade practices that prohibit making false statements about, or otherwise failing to disclose, how we use our players’ data, as well as federal and state data breach notification laws. Certain jurisdictions have adopted or may adopt data localization or residency requirements, which could require us to store or process data locally, increase our infrastructure costs, or limit our ability to operate efficiently across regions.
The scope of data privacy laws and regulations worldwide continues to evolve, and we anticipate that the number of data privacy laws and the scope of individual data privacy and protection rights will increase, and we will continue to evaluate tools and methods to help us comply with existing and new laws and regulations. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. It is also likely that as our business grows and evolves and our games are played in a greater number of countries, we will become subject to additional data privacy, cybersecurity, and consumer protection laws and regulations in additional jurisdictions. If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources, modify our games, limit personalization or targeted advertising, restrict analytics or monetization features, or block users from a particular jurisdiction, each of which would harm our business, financial condition, and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business.
We require new players who play our games for the first time to accept our privacy policy and terms of service. In our privacy policy, we disclose to our players what data we collect and how we use it. We also provide our players with an online submission form to exercise certain rights with respect to their personal data. We strive to comply with our privacy policy and respond to requests from our players to exercise such rights. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules and regulations to which we are subject. In addition, players may withdraw consent or exercise deletion or restriction rights, which could limit our ability to analyze player behavior, personalize gameplay, detect fraud, or monetize our games.
Despite our efforts to maintain the security of our systems and the personal information we process, we may be subject to cybersecurity incidents, including unauthorized access, data breaches, malware, ransomware, phishing attacks, or other security compromises. Such incidents may result from employee error, malicious third parties, software vulnerabilities, or failures of third-party service providers. Even incidents that do not result in the loss or theft of personal information could disrupt our operations, require significant remediation efforts, and expose us to regulatory scrutiny, litigation, reputational harm, and financial loss. In addition, we rely on third-party service providers, including cloud infrastructure providers, analytics providers, marketing partners, and payment processors, to process personal information on our behalf. While we seek to impose contractual obligations on these third parties regarding data protection and security, we do not control their systems or security practices. Any failure or breach by a third-party service provider could expose us to liability, regulatory enforcement, or reputational harm, even if the incident did not originate from our systems.

Actual or alleged failures to comply with data privacy, data protection, or cybersecurity laws, regulations, or contractual commitments may result in claims, investigations, enforcement actions, fines, penalties, private litigation, or class actions. In addition to monetary damages, such matters could result in adverse publicity, loss of player trust, reduced player engagement, and harm to our brand and reputation, which could have a material adverse effect on our business, financial condition, and results of operations.
See “Risk Factors — We are subject to laws and regulations concerning data privacy, information security, data protection, and consumer protection, and these laws and regulations are continually evolving. Our actual or perceived failure to comply with these laws and regulations could harm our business.”
Human Capital
We had 530 full-time and 13 part-time employees in ten studios located in eight countries as of December 31, 2025. None of our employees are represented by a labor organization or are a party to any collective bargaining agreement with respect to their employment by us, except for certain employees in Vietnam where local law requires those employees to be represented by a trade union. Although we have never experienced a material interruption of operations due to labor disagreements, our employees are subject to varying labor and employment laws across multiple jurisdictions, which increases the complexity of our compliance obligations and may limit our flexibility in managing our workforce.
We believe that our people are the reason for our success, and we have organized ourselves to maximize productivity and performance. We also work toward building diversity within our workforce. Our ability to execute our business strategy depends in significant part on our ability to continue to attract, develop, motivate, and retain skilled employees.
Our human capital resources objectives include, as applicable, identifying, hiring, training, integrating, and retaining our existing and additional employees. We believe we are able to attract and retain top talent by creating a culture that challenges and engages our employees, offering them opportunities to learn, grow, and achieve their career goals. Further, we believe that our commitment to a culture of inclusion is integral to our goal of attracting and retaining talent. Competition for experienced talent in the gaming, technology, and data analytics sectors is intense, and increased employee turnover or difficulty hiring qualified personnel could adversely affect our operations and growth.
We strive to provide compensation and benefits that are competitive to market and create incentives to attract and retain employees. Our compensation package includes market-competitive base pay, health care, retirement benefits, paid time off and family leave. In addition, we offer stock-based compensation and access to a variety of health and wellness resources. Rising compensation costs, including wages, benefits, and equity incentives, may increase our operating expenses and could adversely affect our profitability.
Our future success depends in part on the continued service of key members of our management team and other highly skilled employees. The loss of one or more of these individuals, or our inability to attract qualified replacements in a timely manner, could disrupt our operations, delay product development, and adversely affect our business and results of operations.
From time to time, we may adjust our workforce in response to business conditions, cost-reduction initiatives, or strategic priorities. Workforce reductions, reorganizations, or changes in employment arrangements may result in additional costs, including severance, retention payments, or legal expenses, and could adversely affect employee morale, productivity, and our ability to retain key talent.
Website and Available Information
Our principal executive offices are located at 10150 Covington Cross Drive, Las Vegas, Nevada, 89144 and our telephone number is (725) 877-7000. Our website address is www.playstudios.com. Through a link on the Investors section of our website, we make the following filings available free of charge and as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and the rules and regulations promulgated thereunder. These filings are also available free of charge on the SEC’s website at www.sec.gov. We use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Information contained on, or accessible through, our website is not incorporated by reference into this Annual Report on Form 10-K and is not a part of this filing.

ITEM 1A.    RISK FACTORS
Our business faces significant risks and uncertainties. In evaluating our business, in addition to the matters discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. These risks may occur individually or in combination, and the occurrence of one risk could exacerbate the impact of others. As a result, the market price of our securities could decline. Additionally, the risks and uncertainties described in this Annual Report on Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business. The risks described herein are not presented in order of importance, and we cannot assure you that our mitigation efforts will be effective in preventing or reducing the impact of any of these risks,
Risks Related to Our Business and Industry
Our business will suffer if we are unable to entertain our players, develop new games, and improve the experience within our existing games.
Our business depends on developing, publishing, and continuing to service casual, “free-to-play” games that players will download and spend time and money playing. We are currently focused on social casino, casual, and puzzle games, offering our games on mobile devices, including smartphones and tablets on Apple’s iOS and Google’s Android operating systems, on social networking platforms such as Facebook, and on our websites. We have devoted and we expect to continue to devote substantial resources to the research, development, analytics, and marketing of our games. Our development and marketing efforts are focused on both improving the experience within our existing games (frequently through new content and feature releases for our live services) and developing new games. We generate revenue primarily through the sale of in-game virtual currency. Our monetization model depends on players’ willingness to make discretionary purchases of virtual currency and other in-game items, and is subject to evolving regulatory scrutiny, platform policies, and consumer protection standards applicable to in-game purchases and virtual currency mechanics. For games distributed through third-party platforms, we are required to share a portion of our revenue from in-game sales with the platform providers. As a result of our focus on mobile gaming and third-party distribution platforms, platform fees and revenue share arrangements are expected to remain a significant operating expense and may increase over time. See “Risk Factors—We rely on third-party platforms such as the Apple App Store, Google Play Store, Amazon Appstore, and Facebook to make our games available to players and collect revenues generated on such platforms, and we rely on third-party payment service providers to collect revenues generated on our own platforms.” In order to achieve and maintain profitability, we need to generate sufficient revenue from our existing and new game offerings to offset our ongoing development, marketing, and operating costs.
Successfully monetizing “free-to-play” games is difficult, highly competitive, and increasingly subject to regulatory, platform, and consumer scrutiny. The success of our games depends, in part, on unpredictable and volatile factors beyond our control including player preferences and spending habits, competing games, and the availability of other entertainment experiences. If our games do not meet player expectations, or if new games are not brought to market in a timely and effective manner, our ability to grow revenue and our financial performance will be negatively affected. In addition, a relatively small percentage of our players account for a disproportionate amount of our revenue, and any reduction in engagement or spending by these players could materially affect our operating results.
Our ability to successfully develop games for mobile and web platforms and their ability to achieve commercial success will depend on our ability to:
•effectively monetize our games;
•effectively market our games to existing and new players;
•achieve benefits from our player acquisition costs;
•manage player acquisition costs in an environment of increasing competition and advertising platform changes;
•achieve organic growth and gain player interest in our games through free or more efficient channels;
•adapt to changing player preferences and spending habits;
•adapt to regulatory developments, platform requirements, and consumer protection expectations affecting in-game monetization and virtual currency;

•negotiate with third parties to provide our players with a diverse inventory of real-world loyalty rewards;
•achieve and maintain player engagement within our games;
•manage portfolio dynamics, including potential cannibalization among our own titles;
•expand and enhance games after their initial release;
•manage the lifecycle of our portfolio, including sustaining mature titles while introducing new content and features;
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
•respond effectively to emerging business models, including sweepstakes-based casino-style games and other alternative monetization formats;
•accurately forecast the timing and expense of our operations, including game and feature development, marketing and player acquisition, player adoption, and revenue growth;
•maintain effective data analytics capabilities in light of evolving privacy laws and platform data limitations;
•minimize and quickly resolve bugs or outages; and
•acquire and successfully integrate high quality mobile game assets, personnel, or companies.
These and other uncertainties make it difficult to know whether we will succeed in continuing to develop successful games and live operations services and launch new games and features in accordance with our operating plan. If we are unable to successfully develop, launch, and operate engaging and compliant games on a sustained basis, our business, financial condition, results of operations, cash flows, and reputation could be materially adversely affected.
If we successfully develop new games and features, they may cannibalize engagement or revenue from our existing games without expanding our overall player base or increasing total revenue.
Although the development and launch of new games and features is important to our long-term growth strategy, new releases may draw player engagement, time, and spending away from our existing games. In addition, the introduction of new games or major feature updates may accelerate the lifecycle decline of certain mature titles, particularly if player migration is not offset by incremental monetization or acquisition of new users. We intend to leverage our existing player base and portfolio to cross-promote new games and features, which may shift player activity and spending within our portfolio rather than expanding overall engagement. If new games and game features do not grow our player base, increase the overall amount of time our players spend with our games, or generate sufficient new revenue to offset any declines from our other games, or if new games have different monetization characteristics, lower margins, or higher marketing requirements than our existing portfolio, our revenue, profitability, and operating results could be adversely affected. In addition, internal competition for development resources, marketing spend, and management focus among our titles could limit our ability to optimize performance across our portfolio.
We believe that our players’ level of engagement with our games is partly based on playAWARDS, our real-world rewards loyalty program. If we are unable to maintain, expand or diversify our playAWARDS program, or if external factors reduce the perceived value or usability of real-world rewards, our business may suffer.

Players accumulate loyalty points by engaging with our games, and players can exchange their loyalty points for real-world rewards through our playAWARDS program. We believe that our players’ level of engagement with our games is partly based on the perceived value of earning loyalty points and exchanging those loyalty points for real-world rewards that they can redeem at our rewards partners’ establishments. We currently offer real-world rewards relating to, among other things, dining, live entertainment shows, and hotel rooms. For example, through an agreement with MGM Resorts International, or MGM, our players are able to exchange loyalty points for, among other things, free hotel rooms, meals and show tickets for various Las Vegas properties, including ARIA, Bellagio, and MGM Grand. A meaningful portion of the perceived value of our playAWARDS program depends on a limited number of significant rewards partners, including MGM. As a result, changes in the availability, pricing, terms, or perceived attractiveness of rewards offered by one or more key partners could disproportionately affect player engagement and monetization.
While we offer some digital rewards, many of our real-world rewards are destination based. During the COVID-19 pandemic, we observed a lower level of rewards redemption due to restrictions on the operations of rewards partners and on the ability for players to travel or attend public events, and while such restrictions have been lifted, we could experience a reduced level of rewards redemption as a result of unanticipated future circumstances that have the effect of restricting travel or the in-person attendance of public events. Similar effects could result from economic downturns, changes in consumer discretionary spending, labor disruptions at partner venues, supply constraints, geopolitical events, natural disasters, or other circumstances that reduce travel, entertainment attendance, or hospitality activity. If we are unable to expand and diversify our playAWARDS program, the perceived value of exchanging loyalty points for the real-world rewards we offer will diminish and our players may be less likely to play our games or may reduce their level of engagement with our games. Such loss of, or reduction in, players or their level of engagement with our games would cause our business, financial condition, and results of operations to suffer. The loss of MGM or other major rewards partners, a decrease in the quantity or quality of available rewards, or a significant change in the terms of our reward partner agreements, could materially diminish the appeal of our playAWARDS program to players, which could in turn reduce player engagement and monetization across our portfolio. While we offer some digital or non-destination-based rewards, expanding or shifting our rewards mix toward alternative reward types may not fully offset reduced demand for destination-based rewards or may not be perceived by players as having comparable value. If we are unable to maintain or enhance our rewards inventory, the differentiation provided by our playAWARDS program could be diminished, potentially resulting in reduced revenue and profitability.
Our industry is very competitive. If players prefer our competitors’ games over our own, our operating results could suffer.
Competition in the gaming industry, especially the mobile gaming segment, is intense and subject to rapid changes, including changes from evolving player preferences and emerging technologies. Many new games are introduced in each major industry segment (mobile, web, PC, and console) each year, but only a relatively small number of titles account for a significant portion of total revenue in each segment. While we have diversified our product offering, we historically competed primarily in the social casino gaming category. Our competitors that develop mobile and web games in the social casino gaming category vary in size and offerings and include companies such as Aristocrat, DoubleU, Huuuge Games, Playtika, SciPlay, Scopely, Zynga (owned by Take-Two Interactive), and others. In addition, there are competitors that develop mobile and web games that are not currently focused on the social casino gaming category but may move into that space and that may also impede our diversification efforts, including companies such as Activision Blizzard (owned by Microsoft Corporation and the parent company of King Digital), Electronic Arts (EA Mobile), Epic Games, Netmarble (the parent company of Jam City and Kabam), NetEase (NetEase Games), Niantic, Take-Two Interactive Software, Vivendi (the parent company of Gameloft), and others. In addition, online game developers and distributors that are primarily focused on specific international markets, such as Giant Interactive and Tencent in Asia, and high-profile companies with significant online presences that to date have not actively focused on social games, such as Facebook, Apple, Google, Amazon, and Netflix, may decide to develop social games including social casino games which may compete with our games. Some of these current and potential competitors have significant resources for developing, enhancing or acquiring additional games or gaming companies, may be able to incorporate their own strong brands and assets into their games, may have a more diversified set of revenue sources than we do and may be less severely affected by changes in player preferences, regulations or other developments that may impact our industry. In addition, platform operators and app stores, including Apple and Google, control distribution, promotion, ranking algorithms, and payment processing for mobile games. Changes to platform policies, discovery algorithms, fee structures, privacy rules, or monetization restrictions may disproportionately benefit larger competitors or negatively impact our ability to attract and retain players on cost-effective terms. Furthermore, certain competitors of our social casino games may provide real-money gambling offerings, which could negatively impact demand for our social casino games.

There are relatively low barriers to entry to develop a mobile or online game and we expect new game competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications. We also compete or will likely compete with a vast number of small companies and individuals who are able to create and launch games and other content for devices and platforms using relatively limited resources and with relatively limited start-up time or expertise. The proliferation of titles in these open developer channels makes it difficult for us to compete for players without substantially increasing our marketing expenses. In addition, increased competition for user acquisition channels, changes in digital advertising policies (including privacy-related restrictions), and the concentration of performance marketing inventory among a limited number of large technology platforms may increase our player acquisition costs and reduce the effectiveness of our marketing spend. We also face competition for the leisure time, attention, and discretionary spending of our players from other non-gaming activities, such as social media and messaging applications, personal computer and console games, virtual reality and augmented reality games, video streaming services, television, movies, sports, and the Internet. Increasing competition could result in loss of players, increasing player acquisition and retention costs, and loss of talent, all of which could harm our business, financial condition, or results of operations.
The market for our games is characterized by rapid technological developments, frequent launches of new games and enhancements to current games, changes in player needs and behavior, disruption by innovative entrants and evolving business models and industry standards. As a result, our industry is constantly changing games and business models in order to adopt and optimize new technologies, increase cost efficiency and adapt to player preferences. Our competitors may adapt to an emerging technology or business model more quickly or effectively, developing products and games or business models that are more technologically advanced, more appealing to consumers, or both. Competitors also may experiment with alternative monetization models, including hybrid real-money gaming, skill-based wagering, or reward-based structures, which could alter player expectations and reduce engagement with traditional social casino formats. The continued growth of “sweepstakes casino” games, which typically incorporate promotional sweepstakes mechanics and may offer cash-equivalent prizes, has intensified competition within the broader social casino category. To the extent such offerings attract players seeking alternative monetization structures or prize opportunities, demand for our traditional social casino games could be adversely affected. For a discussion of regulatory risks associated with sweepstakes-style offerings, see “Risk Factors — Our traditional social casino business has experienced declining performance, which we believe is attributable in significant part to increased competition from sweepstakes-based casino offerings, and this trend may continue or accelerate."
Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others, including our current or future business partners or third-party software providers. By doing so, including through vertical integration of development, marketing, analytics, and platform capabilities, these competitors may increase their scale, their ability to meet the needs of existing or prospective players and compete for similar human resources. If we are unable to compete effectively and efficiently against our existing and future competitors, our results of operations, cash flows and financial condition would be adversely impacted.
Our traditional social casino business has experienced declining performance, which we believe is attributable in significant part to increased competition from sweepstakes-based casino offerings, and this trend may continue or accelerate.

The U.S. social casino market has experienced increasing competitive pressure in recent years, including a material shift in player engagement and spending toward games that incorporate sweepstakes-based promotional mechanics. Our traditional social casino games, which do not include sweepstakes-based features, have experienced declining performance over the past several years, consistent with broader market trends. We believe this decline is attributable in significant part to increased competition from sweepstakes casino alternatives that offer similar gameplay experiences combined with the opportunity to win real-world prizes through promotional sweepstakes structures.

Sweepstakes-based casino offerings have gained traction with players by providing gameplay mechanics that resemble traditional social casino games while offering differentiated value propositions, including perceived real-world value, alternative monetization dynamics, and different player acquisition and retention economics. As these offerings have proliferated, players may increasingly migrate away from traditional social casino games toward sweepstakes-based alternatives. This migration may reduce player engagement, monetization, and lifetime value within our traditional social casino portfolio, even if overall interest in casino-style gameplay remains strong.

The competitive impact of sweepstakes-based offerings may be particularly pronounced because these products can attract players who previously engaged with traditional social casino games, including high-value and repeat players. In addition, marketing and advertising spend across the broader social casino ecosystem has increasingly been directed toward sweepstakes-based products, which may further disadvantage traditional social casino games by increasing player acquisition costs, reducing organic discovery, and compressing returns on advertising spend. As a result, even if we maintain or increase marketing investment in our traditional social casino games, we may be unable to offset declining demand or achieve historical levels of growth or profitability.

If the shift in player preferences toward sweepstakes-based casino offerings continues or accelerates, our traditional social casino business could experience further revenue declines, reduced margins, and impairment of long-lived assets or game-related intangible assets. In addition, declining performance in our traditional social casino portfolio could limit our ability to reinvest in live operations, content updates, and marketing for those games, potentially creating a negative feedback loop that further accelerates player attrition and revenue erosion. While we are taking steps to respond to these market dynamics, including by evaluating and deploying sweepstakes-based promotional mechanics within certain games in our portfolio, there can be no assurance that these efforts will fully offset declines in our traditional social casino business or that such offerings will be successful, sustainable, or economically comparable to historical monetization models. Moreover, regulatory, platform, or third-party constraints applicable to sweepstakes-based mechanics could limit our ability to deploy or scale such features in ways that meaningfully mitigate the decline in traditional social casino performance.

If we are unable to adapt effectively to the evolving competitive landscape or if player demand continues to shift away from traditional social casino games, our business, financial condition, results of operations, and long-term growth prospects could be materially adversely affected.
We rely on a small portion of our total players for a substantial portion of our revenue and fluctuations in player engagement or spending could materially harm our revenue and operating results.
Compared to all players who play our games in any period, only a small portion are paying players. As a result, a meaningful portion of our revenue is derived from a relatively small number of highly engaged players. In order to sustain and grow our revenue levels, we must attract, retain, and increase the number of paying players or more effectively monetize our players through advertising and other strategies. Spending patterns of paying players, particularly our most highly engaged players, can fluctuate significantly from period to period and are difficult to predict, To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. Players can easily reduce their spending or cease playing our games altogether in favor of competing entertainment options, including other social games, mobile games, or alternative forms of digital entertainment. We also organize periodic in-person events for our players and provide personal hosting services to our most engaged players. However, these initiatives involve significant costs, and there can be no assurance that they will result in increased engagement or monetization, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if player engagement levels decline, if the rates at which we attract and retain paying players declines, if the average amount our players pay declines, including due to changes in game mechanics, competitive dynamics, or regulatory or platform constraints, or if we fail to retain and effectively monetize the relatively small number of players that comprise our most highly engaged player tiers, our business may be negatively impacted and our financial results may suffer. Because a substantial portion of our revenue is derived from a relatively small number of highly engaged players, the loss or reduced spending of any of these players could have a disproportionate adverse effect on our business and results of operations.

A substantial portion of our loyalty rewards and certain key intellectual property are obtained from MGM, and changes in that relationship could materially and adversely affect our business and financial results.
Although we have a portfolio of entertainment, retail, technology, travel, leisure, and gaming brands across the globe providing rewards through our playAWARDS program, MGM historically has provided a substantial amount of such rewards, and the majority of the rewards redeemed through our playAWARDS program in recent periods (including the year ended December 31, 2025) have been offered by MGM. Under the terms of our marketing agreement and rewards agreement with MGM, MGM has discretion over the types, quantities, timing and availability of rewards and whether to make any rewards available for a particular game, and MGM may discontinue any rewards previously made available. The marketing agreement with MGM is subject to automatic renewal only if we meet specified performance criteria, and if we fail to meet those performance criteria, MGM could terminate both the marketing agreement and the rewards agreement. If we fail to meet our required performance criteria under the marketing agreement, we could also lose certain licensed intellectual property rights under the marketing agreement that are used as creative assets in certain of our games. Even absent termination or non-renewal, reductions in the scope, attractiveness, or economics of the rewards or licensed intellectual property made available by MGM could diminish the appeal of our games and loyalty offerings. We may not be able to replace MGM-provided rewards or licensed intellectual property with alternatives on comparable terms, or at all, within a reasonable timeframe. In the event that MGM offers fewer or less attractive rewards for our games or if we fail to achieve the required performance milestones and MGM decides not to renew our agreements, our business, player engagement, and financial results could be materially and adversely affected.
We rely on third-party platforms such as the Apple App Store, Google Play Store, Amazon Appstore, and Facebook to make our games available to players and collect revenues generated on such platforms, and we rely on third-party payment service providers to collect revenues generated on our own platforms.
We derive a significant portion of our revenue from the distribution of our games on the Apple App Store, Google Play Store, Amazon Appstore, and Facebook, and the virtual items we sell in our games are purchased using the payment processing systems of these third-party platform providers. Additionally, we have historically acquired a significant number of our players through Facebook. If we are unable to maintain a good relationship with such platform providers, if their terms and conditions or pricing change to our detriment, if we violate, or if a platform provider believes that we have violated, the terms and conditions of its platform, or if any of these platforms loses market share or falls out of favor, or is unavailable for a prolonged period of time, our business will suffer. Because a substantial portion of our revenue and player acquisition is dependent on a limited number of platform providers, any adverse action, policy change, technical disruption, or enforcement decision affecting one or more of these platforms could have a disproportionate adverse impact on our business, financial condition, and results of operations.
We are subject to the standard and non-negotiated policies and terms of service/publisher agreements of third-party platforms, which govern the promotion, distribution, content, and operation generally of games on the platform. Each platform provider has broad discretion to unilaterally change and interpret its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. Platform providers may suspend, remove, or restrict our games or features, temporarily or permanently, with little or no advance notice, including based on their unilateral interpretation of their policies. A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how we are able to advertise on the platform, change how the personal information of its users is made available to application developers on the platform, limit the use of personal information for advertising purposes, or restrict how players can share information with their friends on the platform or across platforms. Platform providers may enforce their policies selectively, inconsistently, or retroactively, and we may have limited or no meaningful ability to challenge or appeal such enforcement decisions, Any platform level changes could be implemented with little or no advance notice, and we may be unable to take action avert or reduce the negative impacts such changes could impose on our business. In many cases, the terms, policies, and enforcement practices of these platform providers are non-negotiable, and we have limited ability to influence their interpretation, application, or modification. As a result, we may be required to comply with changes to platform rules, technical requirements, or business practices even if such changes adversely affect our games, monetization strategies, or operating results.
Our business could be harmed if:
•the platform providers discontinue or limit our access to their platforms;
•the platform providers suspend, delist, or remove our games or developer accounts, whether temporarily or permanently;

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
•the platforms decline in popularity;
•the platforms adopt changes or updates to their operating systems, APIs, SDKs, privacy frameworks, or technical requirements that impede integration with other software systems or otherwise require us to modify our technology or update our games in order to ensure players can continue to access our games and content with ease;
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
•the platforms apply their policies, guidelines, or enforcement practices in a non-transparent, inconsistent, or discretionary manner, including without meaningful advance notice or effective appeal rights;
•the platforms impose penalties, warnings, blocks, or other sanctions that impair distribution or monetization without providing clear standards or appeal rights;
•the platforms modify how applications are discovered, ranked, featured, or recommended to users, which could reduce the visibility of our games, increase player acquisition costs, or negatively impact player engagement;
•the platforms adopt or enforce policies more restrictively than required by applicable law, including in response to perceived or anticipated regulatory risk;
•the platforms restrict, discourage, or disadvantage applications that promote or facilitate purchases outside of the platform’s proprietary payment systems, including through direct-to-consumer channels;or
•we are unable to comply with the platform providers’ terms of service.
Platform providers increasingly act as de facto regulators of digital content and monetization practices and may adopt policies or enforcement positions that go beyond or precede applicable legal requirements. In response to actual or perceived regulatory risk, platform providers may impose restrictions, remove content, or require changes to our games or business practices even where such actions are not legally mandated. Such measures could materially limit our ability to operate or monetize our games in certain jurisdictions.
In addition, third-party platforms also impose certain file size limitations, which limits our ability to create software with additional features that would result in a larger size than the platform providers would support. Aside from these file size limitations, a larger game file size could cause players to delete our games once the file size grows beyond the capacity of their devices’ storage limitations or could reduce the number of downloads of these games. Larger file sizes may also negatively affect player discovery, conversion rates, and organic installs.
Changes in the respective terms of service or policy changes of third-party platforms may decrease the visibility or availability of our games, limit our distribution capabilities, prevent access to our existing games, reduce the amount of revenue we may recognize from in-game purchases, increase our costs to operate on these platforms, or result in the exclusion or limitation of our games or certain in-game features on such platforms. Any such changes could adversely affect our business, financial condition, or results of operations. Platform providers may take action with respect to specific titles, genres, features, or jurisdictions, including blocking or restricting access in certain regions while allowing continued operation elsewhere. Even if such actions affect only a subset of our games or markets, they could materially harm player engagement, revenue, and growth prospects.

Obtaining and maintaining high ratings of our games on the platforms on which we operate are important as they help drive users to find our games. If the ratings of any of our games decline or if we receive significant negative reviews that result in a decrease in our ratings, our games could be more difficult for players to find or recommend. In addition, we may be subject to negative review campaigns or defamation campaigns intended to harm our ratings. Any such decline may lead to loss of users and revenues, additional advertising and marketing costs, and reputation harm. Platform providers may also remove, modify, or deprioritize ratings or reviews, or change how ratings are calculated or displayed, in ways that could adversely affect visibility and player acquisition.
We are also dependent on these platforms for user discovery, distribution, and ongoing access to our player base, and adverse changes to platform algorithms, promotional practices, or technical standards may materially reduce organic installs or engagement even if our games remain available on the platforms. If our platform providers do not perform their obligations in accordance with our platform agreements, we could be adversely impacted. For example, in the past, some of these platform providers have been unavailable for short periods of time, unexpectedly changed their terms or conditions or experienced issues with their features that permit our players to purchase virtual items. If any of our third-party service providers is unable to process payments, even for a short period of time, our business could be harmed. Any actions by platform providers that limit our ability to communicate with players about alternative purchasing options, impose technical or policy restrictions on direct-to-consumer offerings, or otherwise disadvantage off-platform transactions, including through technical, contractual, disclosure, or user-interface restrictions, differential fees, or enforcement actions, could reduce the effectiveness of our direct-to-consumer initiatives and adversely affect our revenue mix and margins. These platforms and our third-party online payment service providers may also experience security breaches or other issues with their functionalities. In addition, if we violate, or a platform provider believes we have violated, its terms of service, policies, or standard publisher agreements (or if there is any change or deterioration in our relationship with any of these platform providers), that platform provider could limit or discontinue our access to the platform or we may be exposed to liability or litigation. As jurisdictions in which we operate and their regulatory bodies adopt or modify laws and regulations, our platform providers may adopt restrictive policies or take other adverse action against the Company and its games in connection with their interpretation and implementation of such laws and regulations. Similar actions could be taken by platform providers in other jurisdictions or with respect to other titles, including jurisdictions or platforms that are more significant to our business, which could have a material adverse effect on our business, financial condition, and results of operations.
Additionally, if our platform providers were to develop competitive offerings, either on their own or in cooperation with one or more competitors, our growth prospects could be negatively impacted. For example, Apple developed its own video game subscription service, Apple Arcade, which may compete further with our games. Netflix, a relatively new entrant in the gaming market, has expanded its offerings by including a growing library of mobile games as part of its subscription service. With its expansive customer base and vast resources, Netflix could pose a material competitive threat to the Company’s business. Platform providers may also use non-public data, platform insights, or preferential placement to advantage their own offerings or those of select partners. Increased competition and success of other brands, genres, business models and games could result in, among other things, a loss of players, or negatively impact our ability to acquire new players cost-effectively, which could have a material adverse effect on our business, financial condition and results of operations.
Because a substantial portion of our revenue is generated through a limited number of platform providers, any adverse change affecting one or more of these platforms could have a disproportionate impact on our business. If any such events described above occur on a short-term or long-term basis, or if these third-party platforms and online payment service providers otherwise experience issues that impact the ability of players to download or access our games, access social features, or make in-game purchases, it could materially and adversely affect our brands and reputation, as well as our business, financial condition, and results of operations.

We rely on third-party hosting and cloud computing providers, including Amazon Web Services, and any failure, disruption, or significant interruption in these services could adversely impact our operations and harm our business.
Our technology infrastructure is critical to the performance of our games, the satisfaction of our players, and our corporate functions. Our games and company systems run on a complex distributed system, or what is commonly known as cloud computing. We own, operate, and maintain elements of this system, but significant elements of this system are operated by third parties that we do not control and which would require significant time and expense to replace. In addition to hosting and compute services, we rely on third-party providers for data storage, content delivery, monitoring, and other infrastructure services, further increasing our dependence on external systems that we do not control. We expect this dependence on third parties to continue. A significant portion of our game traffic and computing infrastructure is hosted by a single cloud services provider, Amazon Web Services, or AWS. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. The agreement provides access to AWS’s standard computing and storage services, subject to AWS’s then-current terms, service levels, and availability. Any disruptions, delays, outages and other performance problems caused by AWS could significantly impact our business due to our many services and systems relying on the AWS services.
We have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, and capacity constraints. If any such interruption is significant or prolonged, if a particular game is unavailable when players attempt to access it or navigation through a game is slower than they expect, players may reduce engagement, stop playing the game, or be less likely to return, which could adversely affect monetization and retention. A failure or significant interruption in our game service would harm our reputation and operations. We expect to continue to make significant investments in our technology infrastructure to maintain and improve all aspects of player experience and game performance. To the extent that our disaster recovery systems are not adequate or do not perform as expected in the event of a major outage, or we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate increasing traffic, our business and results of operations may suffer. We do not maintain insurance coverage for all losses relating to our network or information technology systems, other than limited cybersecurity insurance, which may increase any potential harms that the business may suffer from systems failure or resulting business interruptions.
In addition, any changes in these third parties’ service levels may adversely affect our ability to meet the requirements of our players. As our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our offerings. It may become increasingly difficult to maintain and improve our performance, particularly during peak usage times or periods of rapid change in player activity, demand, or game usage patterns. Cloud service providers may also be affected by regulatory actions, geopolitical events, widespread cyber incidents, or systemic outages that are outside of our control and could impair their ability to provide services reliably. Any negative publicity arising from these interruptions, delays, outages, or other performance problems could adversely affect our business, financial condition, results of operations, or reputation. Furthermore, in the event that any of our agreements with these third-party providers are terminated, we may experience significant costs or downtime in connection with the transfer to, or the addition of, new hosting or cloud computing providers. Although alternative providers may be able to host our platform on a substantially similar basis, we may not be able to transition services without significant disruption, delay, or increased cost.
We have engaged, and expect to engage, third-party game development companies to develop and operate certain of our mobile games, and if they fail to perform as expected, our business may suffer.

We currently, have in the past, and expect in the future to, engage third-party game development companies to develop and operate certain mobile games on our behalf. Currently, we rely on third-party game development companies to provide operation and development services for our myVEGAS Bingo, POP! Slots, MGM Slots Live, and my KONAMI Slots games. In each instance, we have been, and in the future intend to be, the publisher of our existing games as well as third-party developed or co-developed games when they are available to players through platforms such as the Apple App Store, Google Play Store, Amazon Appstore, and Facebook. In some cases, a substantial portion of the responsibility to develop, operate, and maintain a game is undertaken by the third-party development company, Typically when we engage a third-party game development company, we will enter into a contract with them that defines their and our duties and responsibilities. With a third-party game development company, we have limited control over the work performed by the development company and are therefore subject to risks that differ from, and might be greater than, those we are subject to when our own employees are developing and operating our games. For example, limited control over work being performed could materially and adversely impact the timely development and completion of our games, and their publication could be delayed due to the development company’s failure to adhere to our milestones and roadmaps. We have experienced instances in the past in which third-party development companies failed to complete development milestones in accordance with agreed timelines. If our third-party game development companies do not perform in accordance with our agreements with them, it could adversely affect the development of our games that are the subject of that agreement, including delaying their availability for launch and their performance once launched, which could materially and adversely affect our operating results and our ability to achieve anticipated performance.
Once a co-developed game is launched, or in the event we engage a third party to operate an existing game, we will be reliant on the development company’s ability to maintain an adequate number of knowledgeable and experienced personnel to operate and maintain the co-developed game or existing game successfully and to develop and implement future game updates, patches and bug fixes, as well as provide ongoing support services. If a development company fails to operate and maintain the co-developed game or existing game, including through inadequate staffing, loss of key personnel, or competing priorities, it could adversely affect that game's performance and player satisfaction, and our business might suffer as a result. Further, if the game development companies breached our agreements with them, or unilaterally elected to discontinue providing services, we would have to find a substitute provider or replace the lost services internally, which could disrupt the operation of the games and result in dissatisfied players, increased expenses, lost revenues, and other adverse effects. We may not be able to identify or transition to a substitute provider, or internalize development and operational responsibilities, on commercially reasonable terms or without material disruption.
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
In addition, a co-developed game may incorporate intellectual property owned by the applicable development company. In such cases, we will seek to obtain licenses to use the intellectual property as integrated with and into the co-developed game in order to continue operating the game if our agreement with the co-developer terminates or expires and we wish to continue publishing the co-developed game. If we are unable to obtain such a license, or if a third-party developer were to challenge our rights to use its intellectual property, or assert claims regarding the scope or manner of such use, it could materially and adversely affect our ability to continue to publish the co-developed game.
If we are unable to effectively invest in, maintain, and enhance awareness of our brands and games, or if our brand-related marketing expenditures are inefficient or excessive, our business, financial condition, results of operations, or reputation could be harmed.

We believe that establishing and maintaining our brands is critical to maintaining and creating favorable relationships with players, rewards partners, content licensors, and advertisers, as well as competing for key talent. Maintaining awareness of our brands and recognition of our games is particularly important to supporting engagement across our portfolio and enabling effective cross-promotion among our games. In addition, maintaining and, where appropriate, extending recognition of our brands and games across markets requires significant investment and extensive management time to execute successfully. Although we make significant sales and marketing expenditures, the effectiveness of such expenditures may diminish over time, including due to increased competition for player attention, changes in advertising platforms or algorithms, privacy restrictions, or rising player acquisition costs. Sales and marketing expenditures in connection with the launch of our games may not succeed in increasing awareness of our brands or the new games.In addition, negative publicity, player dissatisfaction, platform actions, or regulatory scrutiny could harm our brands or reputation, even if unrelated to the quality of our games.If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenue could be limited, our costs could increase, and our business, financial condition, results of operations, or reputation could suffer.
We strive to establish and maintain our brands by obtaining trademark rights, including for our games. Protecting and enforcing our intellectual property rights can be costly and time-consuming, and we may be unable to prevent third parties from using similar marks or engaging in conduct that dilutes or harms our brands. However, if our trademarks and trade names are not adequately protected, enforced or recognized in relevant jurisdictions, we may not be able to build name recognition in our markets of interest and our competitive position, business, financial condition, or results of operations may be harmed.
Our ability to acquire and maintain licenses to third-party intellectual property may affect our revenue, profitability, and competitive position.
Much of the intellectual property we use in our games is created by us, but we also rely on licenses or rights we receive to third-party intellectual property for use in our games or platform to enhance the experience of our players or otherwise operate our business. For example, we use licensed intellectual property from third parties in certain of our games and for marketing and promotional purposes, including well-known entertainment and gaming brands such as MGM, Tetris®, and Konami Gaming. Such licenses often involve significant upfront payments, ongoing royalties, minimum guarantees, or other financial commitments that can increase our operating costs and reduce margins. These licenses typically limit our use of intellectual property to specific uses and for specific time periods, and include other contractual obligations, including performance, distribution, or operational milestones with which we must comply to maintain the license. Moreover, certain intellectual property rights may be licensed to us on a non-exclusive basis, and accordingly, the owners of such intellectual property are free to license such rights to third parties, including our competitors, on terms that may be superior to those offered to us or on a more favorable timeline, which could place us at a competitive disadvantage. Competition for high-quality or well-known intellectual property licenses can be intense, and often results in one or more of increased advances, minimum payment guarantees, and royalties that we must pay to the licensor, which decreases our profitability. In the future, we may identify additional third-party intellectual property we may need or desire to license in order to engage in our business, including to support existing games or potential future offerings. However, such licenses may not be available on acceptable terms or at all. If we are unable to obtain and remain in compliance with the terms of these licenses or obtain additional licenses on reasonable economic terms, we may be required to discontinue, modify, or limit certain games or features that include or incorporate the licensed intellectual property, and our revenue and profitability may be adversely impacted.
We also cannot be certain that our licensors are not infringing, misappropriating, or otherwise violating the intellectual property rights of others or that our licensors have sufficient rights to the intellectual property to grant us the applicable licenses. In some cases, our agreements with licensors may provide limited or no indemnification for such claims. If we are unable to obtain or maintain rights to any of such in-licensed intellectual property because of claims of intellectual property infringement, misappropriation, or other violation claims brought by third parties against our licensors or against us, our ability to develop, operate, or market games containing such intellectual property could be limited or delayed and our business could be harmed.
The perceived value of our virtual currency and the effectiveness of our pricing and monetization models are highly dependent on how we manage the economies in our games. If we fail to manage our game economies properly, our business may suffer.
Our games are available to players for free, and historically we have derived substantially all of our revenues from the sale of in-game virtual currency when players make voluntary in-game purchases. Paying players choose to purchase virtual currency in our games because of its perceived value, which is dependent on the relative ease of obtaining equivalent virtual currency by simply playing our games. A substantial portion of our revenue depends on maintaining this perceived value among a relatively small number of highly engaged paying players. The perceived value of our virtual currency can be impacted by various actions that we take in our games, including offering discounts for virtual currency, giving away virtual currency in promotions, or providing other non-paid methods of obtaining virtual currency. Managing game economies is difficult, and relies on our assumptions and judgment. Imbalances in our virtual economies, including excessive inflation or deflation of virtual currency or rewards, may reduce player engagement, undermine monetization, or create perceptions of unfairness among players. Once changes to a game economy are implemented, it may be difficult or impossible to fully reverse their effects or restore prior player behavior or spending patterns. If we fail to manage our virtual economies properly or fail to promptly and successfully respond to any such disruption, our reputation may suffer, players may reduce spending or cease playing our games, and negative player sentiment could spread rapidly through social media, reviews, or community channels, which would cause our business, financial condition, and results of operations to suffer. The effectiveness of our virtual economies is closely linked to player engagement and, in certain games, advertising monetization. Changes that negatively affect engagement or perceptions of value may also reduce advertising impressions or rates, further amplifying the adverse impact on our revenue.
We regularly test and adjust pricing, offers, promotions, and reward structures in our games in an effort to optimize engagement and monetization. These changes may not have the intended effect and could lead to reduced spending, increased player churn, or volatility in our revenue. Player responses to pricing and monetization changes can be unpredictable, and negative reactions may occur even when changes are intended to improve the overall game experience. Our pricing, promotional practices, and virtual currency mechanics are also subject to scrutiny by regulators and platform providers, including with respect to consumer protection, transparency, and fairness. Regulatory or platform actions that restrict or require changes to pricing, promotions, or virtual currency mechanics could limit our ability to manage game economies effectively and adversely affect our revenue and results of operations.
Our ability to successfully attract in-game advertisers depends on the effectiveness of our advertising models and our ability to maintain player engagement.
While historically we have derived substantially all of our revenues from the sale of in-game virtual currency, certain of our games derive a significant portion of their revenues from in-game advertising. If we are unable to attract and maintain a sufficient player base or otherwise fail to offer attractive in-game advertising models, advertisers may not be interested in purchasing such advertisements in our games, which could adversely affect our revenues from in-game advertising. We rely on third-party advertising networks, exchanges, and mediation platforms to source, serve, and optimize in-game advertisements, and changes to their terms, algorithms, pricing, or technical requirements could reduce fill rates, effective pricing, or advertiser demand. Demand for in-game advertising is also subject to factors outside of our control, including changes in advertiser budgets, shifts in advertising spend across channels, macroeconomic conditions, and the performance or pricing models of advertising networks and exchanges. In addition, advertising revenue is typically priced on a cost-per-impression or similar basis, and fluctuations in effective cost per mille (“eCPM”), including seasonal variations and changes in advertiser demand, inventory mix, or targeting limitations, can cause significant volatility in our advertising revenue from period to period, independent of player engagement levels. Advertising practices also are subject to evolving platform policies, privacy regulations, and consumer protection standards, which may limit the types of ads we can display, how ads are targeted, or the data that can be used for advertising purposes, potentially reducing advertising effectiveness or revenue. Advertising revenue may be more volatile and less predictable than revenue from in-game purchases, and a relatively small number of advertisers or advertising partners may account for a meaningful portion of our advertising revenue in certain periods. If we include in-game advertising in our games that players view as excessive, intrusive, repetitive, or poorly integrated, such advertising may materially detract from players’ gaming experiences, thereby creating player dissatisfaction, which may cause us to lose players and revenues, and negatively affect the experience for players who make, or may otherwise make, purchases of virtual currency or engage with other monetization features.
Our games and other software applications, and our and our vendors' and other partners' information technology and other systems and platforms, have, on occasion, experienced failures, errors, defects, or disruptions. Such events could disrupt our business, impact our games and related software applications, affect our ability to scale our technical infrastructure, diminish our brand and reputation, subject us to liability, and adversely affect our operating results and growth prospects.
Our games may contain errors, bugs, flaws, corrupted data, defects, and other vulnerabilities, some of which may only become apparent after their launch, particularly as we launch new games and release new features to existing games under tight time constraints. Furthermore, our development and testing processes may not detect errors and vulnerabilities in our games prior to their release. These defects may only become apparent after we launch a new game or publish an update to an existing game, particularly as we launch new games or updates and rapidly release new features to existing games under tight time constraints. For example, these errors could prevent a player from making in-game purchases or disrupt advertising delivery, reward fulfillment, or other promotional or monetization features, which could harm our business. These errors could also be exploited by cheating programs and other forms of misappropriation, be leveraged by nefarious actors to expose personal data, or create other issues or problems harming the overall game-playing experience for our players. This could cause players to reduce their playing time or in-game purchases, discontinue playing our games altogether, or not recommend our games to other players, which could result in further harm to our business. Such errors could also result in our games being non-compliant with applicable laws or create legal liability for us. Resolving such errors could disrupt our operations, cause us to divert resources from other projects, or harm our results of operations. Accordingly, any such errors, flaws, defects, and vulnerabilities may disrupt our operations, violate applicable security standards, adversely affect the game experience of our players, harm our reputation, cause our players to stop playing our games, divert our resources, and delay market acceptance of our games, any of which could result in harm to our business, financial condition, or results of operations.
Our technology infrastructure is critical to the performance of our games and satisfaction of our players and to the general operation of our business. We devote significant resources to network and data security to protect our systems and data. However, our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. We cannot assure you that the measures we take to detect and prevent or hinder cybersecurity attacks or other security or data breaches, to protect our systems, data and player information, and to prevent outages, data loss, and fraud, including a disaster recovery strategy for server, equipment, or systems failure and the use of third parties for certain cybersecurity services, will provide sufficient security or be adequate for our operations. Our vendors and other partners, including cloud hosting providers, data center operators, content delivery networks, and other infrastructure or service providers on which our games and platforms depend, are also subject to the foregoing risks, and we do not have any control over them. We have experienced, and may in the future experience, system disruptions, outages, and other performance problems, including when releasing new software versions or bug fixes, due to a variety of factors, including infrastructure changes, human or software errors, and capacity constraints. Such disruptions have not had a material impact to date; however, future disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our or third parties’ computer systems and technological infrastructure, including the data contained therein or transmitted thereby, could result in a wide range of negative outcomes, including loss of data integrity, system availability, or operational continuity, which could indirectly expose us to regulatory scrutiny, governmental investigations and enforcement actions, legal and financial exposure, contractual liability, and damage to our reputation, each of which could materially adversely affect our business, financial condition, results of operations, and prospects.
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
Any significant interruption in the availability of our games or platforms, whether due to internal system failures, third-party outages, or external events, could prevent players from accessing our games, making in-game purchases, or participating in live or time-sensitive features. Even short-term disruptions may negatively affect player trust, engagement, and spending behavior.
We rely on a limited number of third-party infrastructure providers for hosting, data storage, and content delivery. Disruptions, outages, or capacity constraints affecting these providers could impair our ability to operate our games at scale, and we may have limited ability to quickly transition to alternative providers without service degradation or increased cost.
Because our games operate in real time and serve a large number of players simultaneously, technical failures or disruptions may escalate rapidly and have a disproportionate impact on our operations, financial performance, and reputation. The frequent deployment of software updates, patches, and new features inherent in live game operations increases the risk of introducing unintended errors or performance issues. Even updates intended to improve stability or security could negatively affect game performance, player experience, or monetization if not implemented successfully.
If our player base and engagement continue to grow, and the number and types of games and features we offer continue to grow and evolve, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our players’ needs and operate our business. Such infrastructure expansion may be complex, and unanticipated delays in completing these projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our games or other operations. These efforts may require significant capital expenditures or operating expense increases and may not yield the anticipated performance or reliability benefits. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully use the underlying equipment or software, which could further degrade the player experience or increase our costs. As such, we could fail to continue to effectively scale and grow our technical infrastructure to accommodate increased demands. In addition, our business may be subject to interruptions, delays or failures resulting from adverse weather conditions, other natural disasters, power loss, terrorism, cybersecurity attacks, public health emergencies, or other catastrophic events.
We believe that if our players have a negative experience with our games, or if our brand or reputation is negatively affected, players may be less inclined to continue or to engage with us. As such, a failure or significant interruption in our service could harm our reputation, reduce player engagement and monetization, and materially adversely affect our business and operating results.
Our success depends on the security and integrity of the games we offer, and security breaches or other disruptions could compromise our information or the information of our players and expose us to liability, which would cause our business and reputation to suffer.

We believe that our success depends in large part on providing secure, reliable and continuously available games to our players. Our business sometimes involves the collection, storage, processing and transmission of players’ proprietary, confidential and personal information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. Despite our security measures, our games may be vulnerable to attacks by hackers, fraudsters, players, vendors, or others, including through ransomware, distributed denial-of-service attacks, social engineering, credential-stuffing, or other techniques, or to breaches due to malfeasance or other disruptions. Any such security breach or incident could result in unauthorized access to, misuse of, or unauthorized acquisition of, our or our players’ data, the loss, corruption or alteration of this data, interruptions in our operations, or damage to our equipment or systems or those of our players or third-party platforms. We rely on third-party service providers, including cloud hosting providers, analytics providers, and platform partners, and any security failure or disruption involving these third parties could adversely affect our systems and data. Any such occurrence could expose us to claims, regulatory investigations, litigation (including class actions), fines and potential liability, negative reputational impacts, loss of player trust or engagement, diversion of management attention, and increased operating costs, including potentially significant costs relating to incident response, system restoration or remediation, or future compliance. Any or all of the foregoing could materially adversely affect our business, operating results, and financial condition.

The threat landscape for cybersecurity attacks is rapidly evolving, and the techniques used by attackers are becoming increasingly sophisticated. Our security measures may be insufficient to prevent all incidents, and we may not be able to anticipate or respond effectively to all emerging threats, Security incidents, system failures, or other disruptions could impair our ability to operate our games, process in-game transactions, or provide customer support. Even temporary interruptions in service availability could negatively affect player engagement, monetization, and brand perception, and could result in lost revenue or contractual penalties. Security vulnerabilities may also be exploited to engage in fraud, cheating, or manipulation of game mechanics or virtual economies. Such activities could undermine the integrity of our games, result in unfair player experiences, reduce engagement, and require significant resources to detect and remediate.

An increasing number of online services have disclosed security breaches, some of which have involved sophisticated and highly targeted attacks on portions of their services. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose players. Data security breaches and other data security incidents may also result from non-technical means, such as actions by employees, contractors, or other service providers. Regulators or other third parties may initiate investigations or enforcement actions based on suspected or alleged security weaknesses, even if no actual breach is ultimately confirmed. Any compromise of our security could result in a violation of applicable privacy laws and regulations and could result in governmental investigations, enforcement actions, and legal and financial exposure, including potential costs or liabilities that may not be covered by our insurance or that exceed available coverage limits. Any such security compromise could also result in damage to our reputation and a loss of confidence in our security measures. Any of these effects could have a material adverse impact on our business or results of operations,

Responding to actual or perceived security incidents may require us to devote significant resources to investigation, remediation, system upgrades, customer communications, legal compliance, and coordination with regulators and platform partners. These efforts could be costly and disruptive and may divert management attention from strategic initiatives.

If the use of mobile devices as game platforms does not continue to grow or if player engagement on mobile devices declines or shifts to other platforms, our business could be adversely affected.
The number of people using mobile Internet-enabled devices has increased dramatically over time and although this trend has continued in recent years, it may not persist or may evolve in ways that are unfavorable to us. In addition, even if mobile device usage continues to grow, players may spend less time playing mobile games due to increased competition for attention from other forms of digital entertainment, social media, streaming services, or other mobile applications. Our future success is substantially dependent upon the continued growth of the market for mobile games. In addition, we do not currently offer our games on all mobile devices and we may be required to devote significant development resources to support new operating systems, device specifications, screen formats, or technical standards introduced by device manufacturers or platform providers. Because a substantial portion of our revenue is generated through mobile platforms, any adverse trend affecting mobile gaming could have a disproportionate impact on our business. If the mobile devices on which our games are available decline in popularity or become obsolete faster than anticipated, we could experience a decline in revenue, including through reduced in-game purchases, advertising demand, or changes in player spending behavior on mobile devices, and may not achieve the anticipated return on our development efforts. Any such declines in the growth of the mobile market or in the use of mobile devices for games could harm our business, financial condition, or results of operations.
Players may increasingly engage with games through alternative platforms, including consoles, PCs, cloud-based gaming services, or subscription-based offerings, which could reduce demand for mobile games and adversely affect our growth prospects. In addition, rapid changes in mobile device hardware, form factors, or operating systems could require us to redesign or re-optimize our games, increase development costs, or limit compatibility with certain devices, which could delay launches or reduce player engagement. Changes in mobile advertising ecosystems, including tracking limitations, changes in ad formats, or reduced advertiser demand for mobile inventory, could reduce our ability to monetize mobile gameplay through advertising even if overall mobile usage remains strong.
While we have achieved profitability in the past, our revenue and operating margins may decline, and we may not be able to sustain profitability.
Our operating and net income have historically fluctuated, and our operating margins may decline in future periods as a result of declining revenue and/or increasing costs resulting from the risks discussed in this Annual Report on Form 10-K or in connection with any merger and acquisition activity, including integration costs or performance shortfalls associated with acquired businesses. We expect to continue to expend substantial financial and other resources on game development, our technology stack, game engines, game technology and tools, player acquisition, the expansion and maintenance of our network, live operations, and marketing initiatives. Our operating costs will increase and our operating margins may decline if we do not effectively manage costs, launch new products on schedule that monetize successfully or if changes in player behavior, competitive dynamics, or platform policies adversely affect monetization performance, or if we fail to enhance our games so that these games continue to monetize successfully. In addition, weak economic conditions or other factors could cause our revenues to contract, which could require us to implement additional cost containment or restructuring measures, including reductions in sales and marketing or paid player acquisition, which could harm our long-term prospects. If our revenue does not increase to offset any additional expenses, if we fail to manage or experience unexpected increases in operating expenses, or if we are required to take additional charges related to impairments, restructurings, asset write-downs, or other non-cash or cash charges, our financial condition, results of operations, and cash flows could be adversely affected, and we may not achieve or sustain profitability.
We may pursue selective strategic acquisitions, investments, and joint ventures, which involve numerous risks and uncertainties.
From time to time, we evaluate strategic transactions, including acquisitions, investments, and joint ventures, that involve numerous risks and uncertainties. Many of these processes do not result in completed transactions and may require substantial management time and professional fees without producing a consummated deal. We have previously closed several such transactions, including the acquisitions of Brainium and Pixode, and the license rights for Tetris®-branded mobile games, and we expect to continue to evaluate potential strategic transactions both in the U.S. and in non-U.S. jurisdictions. These transactions often require unique approaches to integration due to, among other reasons, the structure of the transactions, the locations, and cultural differences among the other company’s teams and ours, and have required and will continue to require significant attention from our management team. Even for smaller or less complex transactions, integration challenges may arise. If we are unable to obtain the anticipated benefits from these transactions, or if we encounter difficulties in integrating any acquired operations with our business, our financial condition and results of operations could be materially harmed.
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
•substantial internal and external costs associated with evaluating potential transactions that are not completed, including management time, legal, accounting, financial advisory, and diligence expenses, with no corresponding operational or financial benefit;
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
•the fact that we may be required to pay contingent consideration in excess of the initial fair value, including contingent consideration arrangements that may be tied to post-closing performance milestones, and contingent consideration may become payable at a time when we do not have sufficient cash available to pay such consideration;

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
The benefits of an acquisition, investment, or joint venture may also take considerable time to develop, and we cannot be certain that any particular transaction will produce the intended benefits, which could adversely affect our business, financial condition, or results of operations. In addition, pursuing strategic transactions may divert management attention and resources away from executing on our core operational and strategic priorities, particularly during periods of restructuring, portfolio optimization, or market transition. Our ability to grow through future acquisitions, investments, and joint ventures will depend on the availability of suitable candidates at an acceptable cost, our ability to compete effectively to attract these candidates, and the availability of financing, including cash resources, debt capacity, or equity financing, to complete larger transactions. In addition, we may encounter challenges in evaluating future acquisitions, investments, and joint ventures and integrating personnel, business practices, and company cultures from acquired companies. Acquisitions, investments, and joint ventures could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets, or write-offs of goodwill or intangible assets, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders.
In addition, if we divest any businesses or pursue the sale or separation of significant portions of our operations, including divestitures undertaken as part of strategic realignment, portfolio optimization or cost-reduction initiatives, these divestitures would similarly require significant investment of time and resources, may be complex to execute, may take longer than anticipated, or may not be completed on terms favorable to us or at all, may disrupt our business including through the loss of scale efficiencies, shared services, technology platforms, personnel, or revenue streams, may result in stranded costs or dis-synergies, may distract management from other responsibilities, and may result in losses on disposal or continued financial involvement in the divested businesses, including through indemnification, transition services arrangements, ongoing commercial relationships, shared infrastructure, guarantee, or other financial or operational arrangements, for a period of time following the divestitures, which could adversely affect our financial results. Divestitures could also result in significant accounting charges, including impairment losses, restructuring charges, or discontinued operations accounting, and could adversely affect period-to-period comparability of our financial results.
Our business could be negative impacted by future pandemics, health epidemics or contagious disease outbreaks.
Our operations could be adversely affected by global health crises, such as pandemics or epidemics, including any resurgence of COVID‑19 or similar infectious diseases. Past containment and mitigation measures, such as social distancing, travel restrictions, and other governmental orders, significantly disrupted global economies, supply chains, and labor availability, which materially affected our business operations and financial performance. Future public health events could again disrupt our operations, reduce customer demand, or adversely impact our results of operations and overall financial condition.
Our international operations are subject to increased challenges and risks.
Our international operations subject us to a variety of risks and challenges that could adversely affect our business, financial condition, and results of operations. We currently operate game studios and conduct business activities across multiple countries outside the United States, which requires us to manage operations in diverse regulatory, legal, cultural, economic, and labor environments. Operating internationally increases the complexity of our business and exposes us to risks associated with differing local laws and regulations, employment practices, tax regimes, currencies, political and economic conditions, and business customs, as well as challenges related to managing a geographically dispersed workforce. These factors can require significant management attention and resources and may increase our operating costs or limit our ability to operate efficiently and effectively across our international footprint.
Operating and managing our business across multiple foreign jurisdictions subjects us to a variety of risks, including risks associated with:

•recruiting, retaining, and managing skilled management and employees in foreign jurisdictions, including compliance with local employment laws and practices;

•challenges arising from geographic distance, time zone differences, language barriers, and cultural differences;

•localizing game content, live operations, and player engagement strategies to reflect differing player preferences and market dynamics;

•competition from local and regional game developers that may have stronger brand recognition, established intellectual property rights, or a greater understanding of local player behavior;

•obtaining, protecting, defending, and enforcing our intellectual property rights in foreign jurisdictions;

•negotiating and maintaining agreements with local distribution platforms and service providers on terms that are economically favorable to us and adequately protect our rights;

•limitations on our ability to obtain or enforce proprietary rights in our brands, content, or technology in certain jurisdictions;

•implementing and supporting payment methods that comply with local laws and commercial practices while managing fraud risk and credit exposure;

•compliance with foreign laws and regulations, including those relating to data privacy and protection, cybersecurity, content standards, consumer protection, and advertising;

•compliance with anti-bribery and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar laws in other jurisdictions;

•higher levels of payment fraud, chargebacks, or credit risk in certain markets;

•fluctuations in foreign currency exchange rates, which may adversely affect our reported results of operations and cash flows;

•protectionist laws, regulations, or business practices that favor local competitors;

•potential double taxation of international earnings and adverse tax consequences resulting from changes in U.S. or foreign tax laws;

•political, economic, or social instability in countries where we operate;

•public health crises, such as the COVID-19 pandemic or other future epidemics or contagious disease outbreaks, which may adversely affect our employees, players, vendors, rewards partners, and other commercial partners;

•higher costs associated with operating internationally, including audit, legal, compliance, labor, and infrastructure costs;

•restrictions on, or increased costs associated with, the repatriation of funds;

•compliance with applicable sanctions regimes, export and import controls, and trade or tariff restrictions; and

•limitations on our ability to offer certain games or features in particular countries due to local laws, regulations, or platform requirements;.

Certain of these laws and regulations require accurate recordkeeping and the maintenance of adequate internal accounting controls. While we have implemented policies, procedures, and controls designed to promote compliance with applicable laws and regulations, including the FCPA, these controls may not be effective in all circumstances. If an employee, contractor, intermediary, or business partner fails to comply with applicable laws or our internal policies, or if our controls are inadequate or improperly designed, we could be subject to civil or criminal penalties, fines, sanctions, or reputational harm, any of which could adversely affect our business, results of operations, cash flows, and financial condition.

In addition, managing international operations involves operational and organizational complexity, including coordinating activities across multiple jurisdictions and regulatory regimes and overseeing a geographically dispersed workforce. We may not achieve the efficiencies, cost savings, or operating performance improvements we expect from our international operations. Our international business could also be disrupted by political unrest, terrorism, economic instability, or other geopolitical events, as well as by the imposition of tariffs, quotas, trade barriers, or similar restrictions by foreign governments.

If we are unable to manage the complexity, cost structure, and compliance requirements of our international operations effectively, our business, financial condition, and results of operations could be adversely affected.
Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing, and which could subject us to claims or otherwise harm our business.
We are subject to a variety of U.S. and foreign laws that affect our business, including laws relating to gambling and gaming, consumer protection, unfair or deceptive trade practices, electronic marketing, data protection and privacy, competition, taxation, intellectual property, export controls, and national security. Many of these laws are evolving, subject to differing interpretations, and in certain jurisdictions remain unsettled as applied to social casino-style games and virtual currency models. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the U.S. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and could have an adverse effect on our business. It is also likely that as our business grows and evolves and our games are played in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions or other jurisdictions may claim that we are required to comply with their laws and regulations. A substantial portion of our revenue is derived from social casino-themed games, and adverse interpretations or enforcement actions relating to such games could disproportionately impact our business.
Regulatory scrutiny of social casino-style games has increased in recent years amid ongoing academic, political, and regulatory discussions in the United States, Europe, Australia, and other jurisdictions regarding whether such applications should be subject to a higher level or different type of regulation than other social game applications, particularly to address concerns relating to consumer protection, minors, and individuals susceptible to addiction. Certain plaintiffs and regulators have asserted that social casino games involving the purchase of virtual currency used to participate in games of chance may constitute illegal gambling under certain state laws, particularly in Washington State. Courts have previously held that virtual currency in certain social casino games may constitute a “thing of value” under Washington law, and there have been numerous private lawsuits filed since 2020 against social casino developers and, in some cases, third-party platform providers alleging violations of state gambling loss recovery statutes. For example, in 2020, Big Fish Games, Inc. settled a Washington class action alleging violations of state anti-gambling laws for $155.0 million, and in 2024 a Washington court ruled that certain slot-themed games operated by High Five Games constituted illegal gambling under Washington law, resulting in a monetary award in 2025. In addition, in January 2025, the Washington State Gambling Commission issued a public memorandum asserting that games of chance involving virtual currency are likely to be classified as illegal gambling under

Washington law and encouraging companies offering virtual casino-style games to Washington residents to review their offerings for compliance. More recently, in February 2026, the Washington State Attorney General filed a lawsuit against certain social casino operators alleging violations of Washington’s Gambling Act and Consumer Protection Act based on their operation of virtual casino-style games involving virtual currency and seeking injunctive relief and recovery of amounts allegedly lost by Washington residents. These developments reflect an evolving and increasingly active enforcement environment and may increase the likelihood of regulatory investigations, enforcement actions, or additional civil litigation against companies operating social casino-style games, including us. In certain jurisdictions, gambling loss recovery statutes permit private plaintiffs to seek recovery of amounts lost in connection with alleged illegal gambling activities, which can create exposure based on historical operations, even where no prior regulatory action has been taken.
We have been, and may in the future be, subject to lawsuits, arbitrations, or regulatory inquiries alleging that our social casino-themed games violate state gambling or consumer protection laws and seeking restitution, damages, penalties, or injunctive relief. For example, we have been subject to lawsuits in Alabama, Tennessee, Kentucky and Washington, alleging that our social casino-themed games constitute illegal gambling under applicable state laws. In addition, we have received various demands for arbitration alleging that our games constitute illegal gambling under applicable state law. These demands generally attempt to recover amounts spent by third parties on the Company’s games by relying on state gambling loss recovery statutes and/or by seeking to have the applicable Terms of Service declared invalid. See a full description of Legal Proceedings in Note 17—Commitments and Contingencies of the Financial Statements.
We cannot predict the likelihood, timing, scope, or outcome of any regulatory investigation, enforcement action, or private litigation. If courts or regulators were to determine that our games violate applicable gambling or consumer protection laws, we could be required to modify or discontinue certain games in particular jurisdictions, obtain licenses or regulatory approvals, pay restitution, civil penalties, damages, or enter into settlements, including amounts calculated based on historical player spending, which could be significant. Any such outcome could materially and adversely affect our business, financial condition, results of operations, or cash flows.
Because gambling and consumer protection laws vary significantly by jurisdiction and are often interpreted by courts on a state-by-state basis, it is possible that certain jurisdictions may determine that our games are permissible while others may not, resulting in a patchwork of regulatory outcomes that could require us to tailor, restrict, or discontinue our offerings in particular markets. New or expanded laws and regulations, or new interpretations of existing laws, may be adopted in the U.S. or abroad that restrict or regulate social casino-style games, virtual currency models, in-game purchases, marketing practices, age-gating, responsible gaming disclosures, or consumer protection practices. Such laws could require us to obtain licenses, implement additional compliance controls, modify our monetization mechanics, restrict access in certain jurisdictions, or incur additional compliance costs. Increased regulation could reduce player engagement, increase operating costs, or limit our ability to operate in certain markets.
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
We are subject to claims, investigations, and litigation that could adversely affect our business.
We may be involved in claims, suits, arbitrations, and government investigations arising in the ordinary course of our business, including matters relating to gambling and gaming laws, consumer protection, intellectual property, privacy and data protection, employment, tax, commercial disputes, and other matters. Such proceedings are inherently uncertain and may result in significant legal costs, diversion of management time, monetary damages, penalties, injunctive relief, or changes to our business practices. Even if we ultimately prevail, the defense of such matters may be costly and time-consuming and could adversely affect our reputation and business.
The legal and regulatory treatment of games that incorporate sweepstakes-based promotional mechanics is evolving, uncertain, and increasingly restrictive in certain jurisdictions, which could materially and adversely affect our business.

We operate games that incorporate sweepstakes-based promotional mechanics, including casino-style gameplay paired with promotional sweepstakes structures. The legal and regulatory framework governing sweepstakes promotions in the United States is complex, varies significantly by state, and is often unsettled as applied to modern digital and mobile gaming products. State laws, regulations, and judicial interpretations governing sweepstakes, lotteries, and gambling frequently overlap and may be applied inconsistently or unpredictably. As a result, regulators, legislators, courts, or other authorities may determine that certain sweepstakes-based promotional mechanics constitute illegal gambling, an unlawful lottery, or otherwise violate applicable law, even if those mechanics are designed to comply with existing sweepstakes exemptions. In particular, regulators or courts could determine that the manner in which sweepstakes-based promotional mechanics are integrated into casino-style gameplay changes the legal characterization of those offerings, including by recharacterizing them as gambling or lottery activities rather than lawful promotional sweepstakes.

State attorneys general, gaming regulators, and other enforcement authorities have increasingly scrutinized online sweepstakes casino-style offerings and similar products, and in some cases have taken enforcement action, initiated investigations, or asserted that such offerings violate state law. In addition, legislatures in certain states have enacted, or considered enacting, laws that specifically restrict or prohibit sweepstakes casino-style mechanics or digital promotions that simulate gambling, including legislation enacted or enforcement actions announced in states such as California and New York, as well as proposed or pending bills and policy initiatives in a number of other states. These developments reflect a broader trend toward heightened regulatory and legislative attention to sweepstakes-based gaming models and create increased legal uncertainty for our business. If any state, regulator, or court were to determine that our sweepstakes-based promotional mechanics, or any aspect of their structure, marketing, or implementation, violate applicable law, we could be required to modify, suspend, or discontinue affected games or features in that jurisdiction, potentially on short notice. We could also be subject to civil or criminal penalties, fines, injunctions, disgorgement or restitution demands, consumer claims, reputational harm, or limitations on our ability to offer similar promotional mechanics in other jurisdictions. Even where we believe our offerings comply with applicable law, responding to regulatory inquiries, investigations, or enforcement actions could require substantial management attention and expense and could materially adversely affect our business, financial condition, and results of operations. In addition, third-party platform providers, payment processors, advertising networks, or other business partners may independently determine that sweepstakes-based promotional mechanics are inconsistent with their policies or risk tolerance, which could result in the suspension, removal, or restriction of our games or related payment processing capabilities.

In addition, some proposed or enacted legislation targeting sweepstakes-based gaming models has been drafted broadly to address “dual-currency,” “multi-currency,” or similar promotional mechanics involving virtual currencies or digital points that may be redeemed or exchanged for items of value. While such measures are often directed at sweepstakes-style casino offerings, the scope of certain legislative proposals could be interpreted to apply to other gaming products that utilize loyalty points, virtual currencies, or promotional reward systems. As a result, features of our games or loyalty programs that involve the accumulation or redemption of digital points for real-world rewards could potentially be affected by legislation or regulatory interpretations intended to address other business models. If laws or regulations governing dual-currency or similar promotional mechanics were interpreted broadly or enacted in forms that capture aspects of our products or loyalty programs, we could be required to modify, suspend, or discontinue certain features or offerings in affected jurisdictions.

The evolving regulatory environment also creates the risk of abrupt, unanticipated, and potentially uneconomic market exits or product modifications. We may deploy marketing and advertising spend to acquire players in a particular jurisdiction, only to later determine, or be required, to suspend or terminate sweepstakes-based promotional features in that jurisdiction due to changes in law, regulatory interpretation, or enforcement posture. In such circumstances, we may be unable to recoup our player acquisition investments, and the loss of access to acquired players could negatively impact revenue, lifetime value assumptions, and return on advertising spend.

Because the regulatory and legislative landscape governing sweepstakes-based promotional mechanics is rapidly evolving, we may be required to continually adjust the design, terms, disclosures, eligibility requirements, or geographic availability of these features and may be required to implement enhanced compliance measures, including age verification, geolocation controls, identity verification, anti-money laundering monitoring, and state-specific rule variations. Any such changes could reduce player engagement, increase compliance and development costs, limit growth opportunities, or materially adversely affect our business, financial condition, and results of operations. If we are required to segregate sweepstakes-based offerings from our traditional social casino games, modify our virtual currency systems, or materially alter player flows, such changes could adversely affect player experience, monetization, and overall portfolio performance.

Our reliance on third-party platforms, payment providers, and other service partners exposes us to additional risks related to sweepstakes-based promotional mechanics that could materially adversely affect our business.

We rely on a variety of third-party platforms and service providers to distribute, operate, monetize, and support games that incorporate sweepstakes-based promotional mechanics. These third parties include app distribution platforms, payment processors, banking partners, hosting providers, game content providers, geolocation and identity service providers, advertising networks, and other commercial partners. Many of these third parties maintain their own policies, risk tolerance frameworks, and compliance standards regarding sweepstakes, gambling, and gambling-adjacent products, which may be more restrictive than applicable law or may change over time. In some cases, these third parties may classify sweepstakes-based promotional mechanics as gambling or gambling-adjacent activity for purposes of their internal compliance frameworks, regardless of the legal characterization of such mechanics under applicable law.

As regulatory scrutiny of sweepstakes-based gaming models increases, these third parties may independently decide to restrict services, impose additional requirements, limit supported jurisdictions, increase fees, delay approvals, or exit sweepstakes-related activity altogether. Banking partners, card networks, and payment processors may also impose enhanced underwriting standards, monitoring requirements, reserve requirements, or transaction restrictions in connection with sweepstakes-based activity, which could increase our costs, delay product rollouts, or limit our ability to process player transactions. Such actions may be taken based on perceived regulatory risk, evolving internal policies, or anticipated changes in law, even if our sweepstakes-based promotional mechanics are lawful in the relevant jurisdiction. We typically have limited ability to influence these decisions, which may be implemented with limited advance notice and without a formal regulatory determination of non-compliance. If app distribution platforms, payment providers, or other key service partners were to restrict or discontinue support for sweepstakes-based promotional mechanics, or impose materially more burdensome terms, our ability to operate, scale, or monetize affected games could be significantly impaired. These actions could require us to suspend or modify sweepstakes-based features in certain jurisdictions, disrupt player access, delay product updates, or reduce monetization opportunities, even absent any formal determination that our offerings violate applicable law. In addition, adverse policy decisions by third parties relating to sweepstakes-based mechanics could affect our broader portfolio if such partners apply restrictive interpretations across all of our titles, including those that do not incorporate sweepstakes-based features.

In addition, actions taken by third parties may exacerbate the risk of abrupt and uneconomic market exits. For example, we may invest in player acquisition, product localization, and marketing in a particular jurisdiction, only to later lose access to payment processing, distribution channels, or critical compliance-related services necessary to support sweepstakes-based promotional mechanics in that jurisdiction. In such cases, we may be unable to recover marketing investments or retain acquired players, which could adversely affect revenue, margins, and return on advertising spend.

Because our business model depends in part on the continued willingness of third-party platforms and service providers to support sweepstakes-based promotional mechanics, adverse changes in their policies, practices, underwriting standards, or risk assessments, whether driven by regulation, enforcement trends, or internal considerations, could materially adversely affect our business, financial condition, and results of operations.
Failure to obtain, maintain, protect, or enforce our intellectual property rights could harm our business, results of operations, and financial condition.
We regard the protection of our trade secrets, software, trademarks, service marks, trade dress, domain names, patents, and other intellectual property rights as critical to our success. Our intellectual property includes not only registered rights, but also proprietary game mechanics, progression systems, balancing algorithms, live-operations tools, analytics models, and data-driven methodologies that are difficult to protect through registration and may be particularly susceptible to misappropriation or independent development by competitors. We strive to protect our intellectual property rights by relying on a combination of federal, state, and common law trademark, copyright, patent, and trade secret protection laws, as well as contractual restrictions and business practices. We enter into proprietary information and invention assignment agreements with our employees and contractors and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. While these agreements will give us contractual remedies upon any unauthorized use or disclosure of our proprietary business information or intellectual property, we may not always be able to effectively monitor or prevent such unauthorized use or disclosure or misappropriation of our proprietary information or intellectual property or deter independent development of similar technologies by others. Our reliance on employees, contractors, and third-party development partners increases the risk that confidential information, trade secrets, or know-how may be inadvertently disclosed, intentionally misappropriated, or independently recreated following personnel turnover or termination of commercial relationships. In the highly competitive mobile and social gaming industry, competitors may be able to quickly replicate gameplay features, monetization mechanics, or user experience elements without violating our intellectual property rights, which could erode our competitive advantage even if no infringement has occurred. Enforcing a claim that a party illegally disclosed or misappropriated our proprietary information is difficult, expensive, and time-consuming, and the outcome is unpredictable, and therefore, we may not be able to obtain adequate remedies. In addition, the laws and enforcement mechanisms relating to intellectual property protection vary significantly by jurisdiction, and some courts inside and outside the United States may be less willing or able to protect trade secrets, proprietary technology, or other intellectual property rights. Because our games and software are distributed through third-party platforms and operate in client-server environments, portions of our code, assets, and game logic may be more susceptible to reverse engineering, unauthorized copying, or exploitation than proprietary software that is not publicly distributed. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us, which could harm our competitive position, business, financial condition, results of operations, and prospects. These risks relate primarily to our ability to protect and enforce our own intellectual property rights; separate risks relating to allegations that we infringe the intellectual property rights of others are discussed below.
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
While our software and other proprietary technology may be protected under copyright law, we have historically chosen not to register copyrights for certain works and instead primarily rely on trade secret protection and contractual safeguards. As a result, in some circumstances, the remedies and damages available to us for unauthorized use of our software may be limited.
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
Litigation or other legal proceedings relating to intellectual property claims, even if resolved in our favor, may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors, particularly larger or better-capitalized gaming companies, may be able to sustain the costs of intellectual property litigation or enforcement efforts more effectively than we can, potentially pressuring us to settle disputes on unfavorable terms or refrain from pursuing meritorious claims. Uncertainties resulting from the initiation and continuation of intellectual property proceedings could harm our ability to compete in the marketplace. In addition, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.
Strategic transactions, including acquisitions, divestitures, or licensing arrangements, may increase the complexity of our intellectual property portfolio and expose us to additional risks relating to ownership, scope, enforceability, or infringement of intellectual property rights, including risks associated with legacy claims, unclear chain of title, or limitations on use following a transaction.
Any failure to meaningfully obtain, maintain, protect, or enforce our intellectual property rights could impair our ability to compete effectively and reduce demand for our games. Moreover, in any lawsuit we bring to enforce our intellectual property rights, a court may refuse to stop the other party from using the technology at issue on grounds that our intellectual property rights do not cover the technology in question. Further, in such proceedings, the defendant could counterclaim that our intellectual property is invalid or unenforceable and the court may agree, in which case we could lose valuable intellectual property rights. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs, adverse publicity, and diversion of management and technical resources, any of which could adversely affect our business, financial condition, or results of operations. If we fail to maintain, protect, and enhance our intellectual property rights, our business, financial condition, or results of operations may be harmed.
We have been in the past, and may be in the future, subject to intellectual property disputes, which are costly to defend and could require us to pay significant damages and could limit our ability to use certain technologies in the future.
Our commercial success depends in part on our ability to operate without infringing, misappropriating, or otherwise violating the intellectual property rights of others. The mobile and social gaming industry is characterized by a high volume of intellectual property claims, including claims involving gameplay mechanics, user interfaces, monetization features, and branded content, and such claims are often asserted by competitors and non-practicing entities. We have faced, and may in the future face, allegations that we have infringed, misappropriated, or otherwise violated the trademarks, copyrights, patents, and other intellectual property rights of third parties, including from our competitors and non-practicing entities. We may also be subject to claims that our employees, consultants, or other advisors have wrongfully used or disclosed alleged trade secrets or confidential information of their former employers, or that such parties assert ownership interests in what we regard as our intellectual property. Intellectual property litigation may be protracted and expensive, and the results are difficult to predict. As the result of any court judgment or settlement, we may be obligated to cancel the launch of a new game, stop offering a game or certain features of a game in a particular geographic region or worldwide, pay significant royalties, settlement costs, or damages (including potential treble damages and attorneys’ fees if we are found to have willfully infringed intellectual property rights), obtain licenses (which may not be available on acceptable terms or at all), modify our games and features, or develop substitutes. In addition, we could be required to remove or disable content from third-party platforms, implement geo-blocking measures, or modify distribution of affected games or features in specific jurisdictions, which could materially reduce player engagement and revenue. Even if we were able to obtain a license, it could be non-exclusive or subject to restrictive terms, thereby giving our competitors and other third parties access to the same technologies or content licensed to us. Furthermore, even if intellectual property disputes do not result in litigation, the time and resources necessary to resolve them could harm our business, results of operations, financial condition, and reputation.
Our games utilize third-party open source software components, which may pose particular risks to our proprietary software, technologies, and games and could negatively affect our business, financial condition, or results of operations.
We use open source software in our game development and expect to continue to use open source software in the future. Our use of open source software is often subject to complex and evolving license terms, and our ability to comply with those terms depends on accurate identification, tracking, and management of open source components across our codebase. Use and distribution of open source software may entail greater risks than use of third-party commercial software, because open source licensors generally do not provide support, warranties, indemnification, or other contractual protections, including protections relating to intellectual property infringement, cybersecurity vulnerabilities, or software performance. To the extent that our games depend upon the successful operation of open source software, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality of our games, delay new releases, result in a failure of our games, and injure our reputation. For example, undetected errors or defects in open source software could render it vulnerable to breaches or security attacks and, as a result, make our systems more vulnerable to data breaches. Such vulnerabilities could require us to devote significant resources to investigation, remediation, patching, disclosure, and incident response, and could expose us to regulatory scrutiny, contractual liability, or reputational harm. In addition, the public availability of such software may make it easier for others to compromise our platform and games.
Moreover, some open source software licenses impose obligations that may be triggered by distribution, modification, or combination of open source software with proprietary software to publicly disclose all or part of the source code to such software or make available any derivative works or modifications of the open source code on unfavorable terms or at no cost. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release or license the source code of our proprietary software to the public, and from time to time, we may face claims from third parties (including claims that may be without merit) that incorporate open source software into their products, claiming ownership of, or demanding release of, the source code of the open source software or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. The terms of various open source licenses have not been interpreted by courts and interpretations, where they exist, may vary across jurisdictions or change over time, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of the open source software. We monitor our use of open source software and seek to use such software in a manner that is intended to avoid obligations to disclose proprietary source code or otherwise limit our ability to commercialize our games; however, such efforts may not be effective in all circumstances. Accordingly, the use of such open source software may result in litigation; require us to pay damages, settlement fees, or royalties; limit or preclude our ability to charge fees for certain proprietary software; require us to replace or modify code used in our games; delay game launches or updates; require the removal of features or content; disrupt live operations; trigger platform enforcement actions; require us to make portions of our source code publicly available; or force us to discontinue certain games. Any of the foregoing could materially adversely affect our business, financial condition, results of operations, or prospects.
We are subject to laws and regulations concerning data privacy, information security, data protection, and consumer protection, and these laws and regulations are continually evolving. Our actual or perceived failure to comply with these laws and regulations could harm our business.
We receive, store, process, use, and share data, some of which contains personal information and other data relating to our players, employees and business contacts, and we enable our players to share their personal information with each other and with third parties, including on the Internet and mobile platforms. There are numerous federal, state, and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure, and protection of personal information, the scopes of which are changing, subject to differing interpretations, and may be inconsistent between jurisdictions or conflict with other rules. In addition, heightened regulatory scrutiny of digital business models that rely on in-game purchases, targeted advertising, and virtual currency mechanics has increased the likelihood of investigations, enforcement actions, and civil claims in this area.
In the European Economic Area, or EEA, we are subject to the European Union’s General Data Protection Regulation, or GDPR, which became effective in May 2018, and from January 1, 2021, we are also subject to the UK GDPR and UK Data Protection Act 2018, which retains the GDPR in UK national law. The GDPR and national implementing legislation in EEA member states and the UK impose a strict data protection compliance regime in relation to our collection, control, processing, sharing, disclosure, and other use of personal data, including providing detailed disclosures about how personal data is collected and processed, granting new rights for data subjects to access, delete, or object to the processing of their data, mandatory breach notification to supervisory authorities (and in certain cases, affected individuals) of certain data breaches, and significant documentary requirements to demonstrate compliance through policies, procedures, training, and audit. In particular, European Union privacy supervisory authorities have focused on compliance with requirements relating to the processing of children’s personal data and ensuring that services offered to children are age appropriate, and we may be subject to regulatory scrutiny and subsequent enforcement actions if we are found to be processing children’s data given the nature of our services. The GDPR and similar laws require that we establish a valid legal basis for processing personal data, including for targeted advertising, profiling, and analytics activities. Regulatory authorities may disagree with our assessment of the appropriate legal basis for certain processing activities, which could require us to modify our practices or limit certain data uses.
We are subject to European Union rules with respect to cross-border transfers of personal data out of the EEA and the UK. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the UK to the U.S. We rely on approved transfer mechanisms, including the EU-U.S. Data Privacy Framework and standard contractual clauses, for certain cross-border data transfers. Regulatory guidance and enforcement relating to international data transfers continue to evolve, and supervisory authorities may determine that additional safeguards are required. If we are unable to lawfully transfer personal data across jurisdictions in which we operate, we may be required to implement costly localization measures, modify our service offerings, or suspend certain data flows.
These recent and ongoing developments will require us to continually review and amend the legal mechanisms by which we make and/or receive personal data transfers from the EEA and UK to the U.S. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses and other mechanisms cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints, and regulatory investigations or fines, or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
In addition, various government and consumer agencies have called for new regulation and changes in industry practices and are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. Regulators in the United States, European Union, and other jurisdictions have increased scrutiny of so-called “dark patterns,” addictive design features, manipulative user interface practices, and the marketing of in-game purchases. Enforcement in this area may require modifications to user flows, monetization mechanics, disclosures, or consent processes, which could impact player engagement or revenue. In addition, certain jurisdictions regulate automated decision-making and profiling activities, which may impact our ability to personalize content, promotions, or pricing.
In the U.S., there are numerous federal and state privacy and data protection laws and regulations governing the collection, use, disclosure, protection, and other processing of personal information, including federal and state data privacy laws, data breach notification laws, and consumer protection laws. For example, the California Consumer Privacy Act of 2018, or CCPA, became effective on January 1, 2020 and created new privacy rights for consumers residing in the state of California. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA allows for the California Attorney General to impose civil penalties for violations and also provides a private right of action for certain data breaches. In November 2020, California voters passed the California Privacy Rights Act, or CPRA, which became effective on January 1, 2023. The CPRA significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. The CCPA and CPRA could subject us to additional compliance costs as well as potential fines, individual claims and commercial liabilities. In addition, numerous other U.S. states have enacted comprehensive consumer privacy statutes that create additional compliance obligations, including opt-out rights for targeted advertising and profiling, data minimization requirements, and enhanced disclosure obligations. The patchwork of state-level requirements increases compliance complexity and risk of inconsistent interpretations. Certain of these laws also provide for private rights of action, statutory damages, or class action remedies, which may increase litigation risk. Furthermore, certain privacy laws impose data minimization and storage limitation requirements that may restrict the duration or scope of our data retention practices, potentially affecting analytics, personalization, and marketing effectiveness.
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
The U.S. Children’s Online Privacy Protection Act ("COPPA"), regulates the collection, use and disclosure of personal information from children under 13 years of age. While our social casino games do not target children under 18 years of age as their primary audience, the Federal Trade Commission (the "FTC"), as well as consumer organizations, may consider whether the characteristics of our games attract children under 13 years of age. The FTC has taken action against other gaming companies relating to children’s’ privacy, including against Epic Games, the maker of the popular game Fortnite, pursuant to which Epic Games agreed to pay a $275 million fine for alleged violations of COPPA as well as take other corrective actions. Although our social casino games are not directed at children under 13 years of age, regulators may evaluate whether certain game features, themes, or marketing practices could appeal to minors. If COPPA were to apply to us, failure to comply with COPPA may increase our costs, subject us to expensive and distracting government investigations and could result in substantial fines. Although we have taken measures to identify which of our games are subject to COPPA due to their child-appealing nature and to comply with COPPA with respect to those games, if COPPA were to apply to us in a manner other than we have assessed or prepared for, our actual or alleged failure to comply with COPPA may increase our costs, subject us to expensive and distracting lawsuits or government investigations, could result in substantial fines or civil damages and could cause us to temporarily or permanently discontinue certain games or certain features and functions in games.
While our social casino games do not target children under 18 years of age as their primary audience, the United Kingdom in 2020 enacted the “Age Appropriate Design Code” (commonly referred to as the “Children’s Code”), a statutory code of practice pursuant to the United Kingdom Data Protection Act 2018, which became enforceable on September 2, 2021. The code requires online services, including our games that are likely to be accessed by children under 18, to put the best interests of the child’s privacy first in the design, development and data-related behavior of the game. The UK government is also separately consulting on legislation in relation to user safety online. The Data Protection Commission in Ireland published its Fundamentals for a Child-Oriented Approach to Data Processing, introducing certain child-specific data protection measures. It is possible that other countries within and outside the European Union will follow with their own codes or guidance documents relating to processing personal information from children or in relation to online harms; currently, other countries are considering or have issued drafts of similar codes, including France, Denmark, and Switzerland. These may result in substantial additional costs and may necessitate changes to our business practices which may compromise our growth strategy, adversely affect our ability to attract, monetize or retain players, and otherwise adversely affect our business, reputation, legal exposures, financial condition and results of operations. Failure to comply with child-specific data protection or online safety requirements could result in regulatory investigations, significant fines, mandated product changes, or restrictions on our ability to offer certain features in affected jurisdictions.
In addition, in some cases, we are dependent upon our platform providers to solicit, collect and provide us with information regarding our players that is necessary for compliance with these various types of regulations. Our business, including our ability to operate and expand internationally, could be adversely affected if laws or regulations are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our games, game features, or our privacy policy. These platform providers may dictate rules, conduct or technical features that do not properly comply with federal, state, local and foreign laws, regulations and regulatory codes and guidelines governing data privacy, data protection and security, including with respect to the collection, storage, use, processing, transmission, sharing and protection of personal information and other consumer data. We remain responsible for our compliance obligations even where platform providers control certain data flows or user interface elements. If platform practices are inconsistent with applicable laws, or if we are unable to obtain necessary information from such platforms to meet regulatory requirements, we may be exposed to enforcement risk. Any failure or perceived failure to comply with these platform-dictated rules, conduct or technical features may result in platform-led investigations or enforcement actions, litigation, or public statements against us, which in turn could result in significant liability, suspension of our business activities on such platforms, reputational harm, and adverse effects on our business, financial condition, and results of operations.
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
In the area of information security and data protection, many jurisdictions have passed laws requiring notification when there is a security breach involving personal data or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. Our security measures and standards may not be sufficient to protect personal information and we cannot guarantee that our security measures will prevent security breaches. Sophisticated threat actors, ransomware groups, and nation-state affiliated actors continue to target digital entertainment and consumer technology companies. A significant cybersecurity incident could result in regulatory reporting obligations, contractual liabilities, and litigation in multiple jurisdictions. A security breach that compromises personal information could harm our reputation and result in a loss of player and/or employee confidence in our games and ultimately in a loss of players, which could adversely affect our business and impact our financial condition. A security breach could also involve loss or unavailability of business-critical data and could require us to spend significant resources to mitigate and repair the breach, which in turn could compromise our growth and adversely affect our ability to attract, monetize or retain players. These risks could also subject us to liability under applicable security breach-related laws and regulations and could result in additional compliance costs, costs related to regulatory inquiries and investigations, and an inability to conduct our business.
Other jurisdictions, including Brazil (LGPD), Canada, India, and certain Asia-Pacific countries, have adopted or proposed comprehensive data protection laws, further increasing global compliance complexity.
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
Any failure or perceived failure by us to comply with our privacy policy and terms of service, or our data privacy-related legal obligations including those to our players or other third parties, or any compromise of security that results in the unauthorized release or transfer of personal information, including personal information about our players, may result in regulatory investigations, governmental enforcement actions, and significant fines, which, as an example, can be up to 20 million euros or up to 4% of the annual global revenue of the noncompliant undertaking, whichever is greater, for violations of certain requirements of the GDPR. The UK GDPR mirrors the fines under the GDPR. In addition to the foregoing, we may suffer reputational damage, orders to cease or change our processing of our data, civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, or public statements against us by consumer advocacy groups or others which could cause our players to lose trust in us, any of which could have an adverse effect on our business, financial condition, or results of operations. Additionally, if third parties we work with such as our players or vendors violate applicable laws or our policies, such violations may also put personal information at risk and expose us to potential liability and reputational harm. Regulatory investigations or enforcement actions may also result in mandated audits, monitoring obligations, or restrictions on future data processing activities. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations, cash flows, or reputation.
Our business depends on our ability to collect, use, and share data to deliver relevant content, marketing, and analytics, and limitations on data collection or use could reduce our revenue and impair our business.
When our players use our games, we may collect both personal and non-personal data about our players, including gameplay behavior, device identifiers, attribution data, and engagement metrics that we use to support game design, personalization, live operations, fraud prevention, analytics, and marketing. We use some of this data to provide a better experience for our players by delivering relevant content and marketing materials. Our players may decide not to allow us to collect some or all of this data or may limit our use of this data. Any limitation on our ability to collect, use, or share data about our players and game interactions would likely make it more difficult to personalize gameplay experiences, optimize live operations, measure marketing effectiveness, deliver targeted content or advertising, and efficiently acquire or retain players. We also rely on third-party platforms, analytics providers, attribution vendors, advertising networks, and mediation partners to collect, process, and interpret certain player data, and any limitations, changes, or inaccuracies in these third-party tools or data flows could impair our decision-making and monetization effectiveness. Interruptions, failures or defects in our data collection, analysis and storage systems, as well as privacy concerns, increasing public scrutiny, and regulatory restrictions regarding the collection of data, could also limit our ability to aggregate and analyze player data. If that happens, we may not be able to successfully adapt to player preferences to improve and enhance our games, retain existing players, and maintain the popularity of our games, which could cause our business, financial condition, or results of operations to suffer.
We are also subject to evolving EU and UK privacy laws on cookies and similar technologies and eMarketing. In the EU and the UK, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and the regulatory framework governing cookies, tracking technologies, and electronic marketing in the European Union and the United Kingdom remains complex, fragmented across jurisdictions, and subject to evolving regulatory guidance, court decisions, and enforcement practices. In the EU and the UK, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. Recent European court decisions and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach endorsed in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs, and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline in the use of cookies or similar online tracking technologies as a means to identify and potentially target players, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand our players. Increased enforcement activity, divergent interpretations across jurisdictions, or changes in regulatory expectations could require us to redesign consent mechanisms, limit data collection, restrict personalization or targeting, or materially reduce the effectiveness of our marketing and analytics activities.
Additionally, Internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of advertising on their devices, including through Apple’s Identifier for Advertising, or IDFA, or Google’s Advertising ID, or AAID, for Android devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications. Advertising identifiers and similar device-level signals are frequently used to support targeted advertising, attribution, fraud detection, frequency capping, and measurement of player acquisition and engagement. If players elect to utilize the opt-out mechanisms in greater numbers, our ability to deliver effective advertisements would suffer, which could adversely affect our revenues from in-game advertising. Platform providers may further restrict access to, or eliminate, advertising identifiers or similar tracking technologies, or impose additional consent, disclosure, or technical requirements, in each case at their sole discretion and with limited notice, which could further reduce data availability and impair our ability to monetize, analyze, and grow our player base. Any sustained reduction in the availability, accuracy, or usefulness of player data could increase player acquisition costs, reduce advertising revenue, impair our ability to optimize game economies and live operations, and negatively affect our revenue growth, margins, and operating results.
We rely on assumptions and estimates to calculate certain of our key operating and engagement metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
Certain of our key metrics, including Daily Active Users, or DAU, Monthly Active Users, or MAU, Average Daily Revenue per DAU, or ARPDAU, Daily Paying Users, or DPU, and Daily Payer Conversion, as well as metrics relating to our playAWARDS loyalty program, are calculated using data tracked by our internal analytics systems based on tracking activity of player accounts. The analytics systems and the resulting data have not been independently verified. These metrics are not based on standardized industry methodologies, and our definitions, assumptions, and calculation methods may differ from those used by other companies, which may limit comparability across the industry. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in accurately measuring usage and player engagement across our player base and operations, including the use of multiple devices or accounts by individual players, changes in platform policies or tracking capabilities, system limitations, data latency, fraud or bot activity, and differences in how activity is recorded across games, platforms, or third-party tools. In addition, portions of the data used to calculate our metrics are derived from, or influenced by, third-party platforms, analytics providers, attribution vendors, advertising networks, and operating systems, over which we have limited control, and changes or inaccuracies in such third-party data sources could adversely affect the accuracy or consistency of our metrics.
Our rewards partners, content licensors, advertisers, and investors rely on our key metrics as a representation of our performance. Analysts, investors, and regulators may also rely on these metrics in evaluating our business, growth prospects, and operating performance. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. If we determine that we can no longer calculate any of our key metrics with a sufficient degree of accuracy, if we revise or restate previously reported metrics, or if we cannot find an adequate replacement metric, our business, financial condition, or results of operations may be harmed. In addition, if rewards partners, content licensors, or advertisers do not perceive our player metrics to be accurate representations of our user base or player engagement, or if we discover material inaccuracies in our user metrics, our reputation may be harmed and rewards partners, content licensors, or advertisers may be less willing to allocate their resources, intellectual property, or budgets to our games, which could negatively affect our business, financial condition, results of operations, and our ability to attract and retain partners, advertisers, and players. Any failure to maintain effective internal controls, systems, or processes related to the collection, validation, and reporting of player data could further increase the risk of inaccuracies in our metrics.
Companies and governmental agencies may restrict access to platforms, our website, mobile applications, or the Internet generally, which could lead to the loss or slower growth of our player base.
Our players generally need to access the Internet and, in particular, platforms and services such as those operated by Facebook, Apple, Google, Amazon, and our website to play our games. Substantially all of our games rely on data transferred over the Internet, including wireless Internet, and accordingly stable and timely Internet access is necessary to provide a satisfactory player experience to the players of our games. Companies and governmental agencies could block access to any platform, our website, mobile applications, or the Internet generally, or could limit the speed of data transmissions, for a number of reasons, including security, content, privacy, commercial, or regulatory concerns, or they may adopt policies that prohibit employees or users from accessing Facebook, Apple, Google, Amazon, our website, or other online platforms. In addition, telecommunications companies may implement certain measures, such as increased costs, data caps, throttling or restrictions based on the type or amount of data transmitted that would impact players’ ability to access our games. If companies or governmental entities block or limit such access or otherwise adopt policies restricting players from playing our games, our business could be negatively impacted, including through reduced player engagement, loss of players, or slower growth of our player base.
Our business depends on the growth and maintenance of wireless communications infrastructure.
Our success depends on the continued growth and maintenance of wireless communications infrastructure in the United States and internationally. This includes deployment and maintenance of reliable digital and next-generation networks with the speed, data capacity, latency and security necessary to provide reliable wireless communications services. Wireless communications infrastructure may be unable to support the demands placed on it if the increases, if usage patterns change, or if existing or future subscribers increase their bandwidth or performance requirements. Wireless communications have experienced a variety of outages and other delays as a result of infrastructure, software, or equipment failures, network congestion, or maintenance activities and could face outages and delays in the future. These outages and delays could reduce the level of wireless communications usage as well as our ability to distribute our games successfully. In addition, changes by a wireless carrier to network infrastructure may interfere with downloads, updates, or live features of our games and may cause players to lose functionality in games they have already downloaded. This could harm our reputation, business, financial condition and results of operations.
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
Cybersecurity attacks and malicious activity, including breaches,malware, ransomware, hacking, insider threats, or other malicious activity, have become prevalent in our industry and could adversely affect our business, financial condition, results of operations, or reputation. Any cybersecurity breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions, loss or corruption of data, software, hardware, or other computer equipment, or the inadvertent transmission of computer viruses or other unauthorized access to our systems caused by employee error, malfeasance, or other disruptions could adversely affect our business, financial condition, results of operations, or reputation.
While to date we have not experienced a cybersecurity incident that has had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Hackers and data thieves, state-sponsored threat actors, criminal organizations, hacktivists, and other malicious actors are increasingly sophisticated and operate large-scale and complex automated attacks through a variety of vectors such as social engineering/phishing, company insiders, suppliers or providers, and as a result of human or technological errors, including misconfigurations, bugs, or other vulnerabilities in software and hardware. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise sensitive personal, proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Our systems and the data stored on those systems may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, coordinated attacks by activist entities, misplaced or lost data, human errors, or other similar events that could negatively affect our systems and the data stored on those systems, and the data of our business partners. Further, third parties, such as hosted solution providers, that provide services to us could also be a source of security risks in the event of a failure of their own security systems and infrastructure, and we may have limited visibility into, or control over, their security controls and incident response practices.
Cybersecurity attacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools – including artificial intelligence and automation – that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our security systems and infrastructure and the protection of our confidential information and our business.
The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cybersecurity incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers or players. As threats related to cybersecurity attacks develop and grow, we may also find it necessary to make further investments to protect our data and infrastructure, which may impact our results of operations. Although we have insurance coverage for protecting against cybersecurity attacks, it may not be sufficient to cover all losses, claims, or liabilities arising from cybersecurity incidents, or any resulting disruptions from such events, and we may suffer losses that could have a material adverse effect on our business. We could also be negatively impacted by existing and proposed laws and regulations in the United States, Israel, the European Union, and other jurisdictions in which we operate, as well as government policies and practices related to cybersecurity, data privacy, data localization and data protection. Furthermore, the platforms on which we distribute our games may encourage or require compliance with certain security standards, such as voluntary or industry-recognized cybersecurity frameworks released by the National Institute of Standards and Technology (“NIST”), which include controls designed to identify and manage cybersecurity risks. To the extent we are unable to comply with such standards or similar requirements imposed by platform providers, our ability to distribute or maintain our games on those platforms could be adversely affected.
In addition, we store sensitive information, including personal information about our employees, and our games involve the storage and transmission of players’ personal information on equipment, networks, and corporate systems run by us or managed by third parties, including Amazon, Apple, Facebook, Google, and Microsoft. We are subject to a number of laws, rules, and regulations requiring us to provide notification to players, investors, regulators, and other affected parties in the event of a security breach of certain personal data, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws and regulations, including the GDPR, the CCPA, and the CPRA, have increased and may increase in the future. Our corporate systems, third-party systems, and security measures may be breached in the future due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to, or compromise the integrity of, our data, our employees’ data, our players’ data, or any third-party data we may possess. Any such data security breach could require us to comply with breach notification laws and other regulatory obligations, expose us to significant liability under applicable data privacy laws and regulations (including the GDPR, the CCPA, and the CPRA), particularly if we are found to have failed to implement appropriate security measures, and result in litigation, investigation and remediation costs, increased security expenditures, loss of revenue, operational disruption, and reputational harm. Significant cybersecurity incidents could also impair our ability to operate our games, disrupt live operations, delay game launches or updates, or require us to temporarily suspend certain features or services. Any of the foregoing could be material and adversely affect our business, financial condition, or results of operations.
Changes in tax laws or tax rulings could materially affect our effective tax rates, financial position, and results of operations.
The tax regimes to which we are subject in the United States and internationally are complex, evolving, and subject to significant change and interpretation. Changes in tax laws or changes in interpretations of existing laws could cause us to be subject to additional income-based taxes and non-income based taxes (such as payroll, sales, use, value-added, digital services, excise, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. The U.S. Tax Cuts and Jobs Act of 2017 (“TCJA”) significantly revised U.S. corporate income tax laws, including through the adoption of a partially territorial tax system and the introduction of provisions affecting the taxation of foreign earnings. Certain provisions of the TCJA are scheduled to expire, phase out, or otherwise change beginning in 2025, and Congress may enact additional tax legislation that could increase U.S. corporate tax rates or otherwise materially alter the taxation of domestic and foreign income. The interpretation and implementation of existing U.S. tax law, including provisions enacted under the TCJA, remain subject to administrative guidance and judicial interpretation. Any changes to U.S. federal tax law or its interpretation could adversely affect our effective tax rate, cash flows, and financial results. In addition, many countries in the EU and other jurisdictions have enacted or are in the process of implementing new tax regimes, including the Organization for Economic Cooperation and Development’s (“OECD”) global minimum tax framework (commonly referred to as “Pillar Two”), which is intended to impose a minimum effective tax rate on multinational enterprises. The adoption and implementation of such rules, including related domestic legislation, could increase our effective tax rate, impose additional compliance burdens, or otherwise adversely affect our financial position and results of operations. Certain jurisdictions have also enacted or proposed digital services taxes, gross receipts taxes, or similar measures that target revenues derived from digital platforms, online advertising, or cross-border digital activities. The application of such taxes to our business, including potential retroactive application or overlapping taxation across jurisdictions, could increase our tax liabilities and compliance costs. Any significant changes to applicable tax laws, interpretations, or enforcement practices, or to our future effective tax rate, could materially and adversely affect our business, financial condition, results of operations, or cash flows.
We could be required to collect additional sales, value-added, or similar taxes or be subject to other tax liabilities that may increase the costs of our players to engage with our games and adversely affect our results of operations.

One or more U.S. states or foreign jurisdictions may seek to impose incremental or new sales, value-added, use, or other tax collection obligations on us. While we generally are not responsible for taxes generated on games accessed and operated through third-party platforms, we are responsible for collecting and remitting applicable sales, value-added, or other similar taxes for revenue generated on games accessed and operated on our own platforms. Historically, sales and similar indirect tax obligations in the United States were generally tied to physical presence or “nexus” within a state. However, U.S. states have increasingly adopted economic nexus standards and marketplace facilitator rules that require remote sellers and digital businesses to collect and remit sales and use taxes based on revenue thresholds or transaction volume, regardless of physical presence. As a result, we are required to collect and remit sales and use taxes in a growing number of jurisdictions, and similar standards may be adopted or expanded in additional jurisdictions in the future. Similarly, in the European Union and other international jurisdictions, value-added tax (“VAT”), goods and services tax (“GST”), digital services tax, and similar indirect tax regimes have been expanded to apply to non-resident digital service providers, including businesses offering downloadable content, in-game purchases, or advertising services to consumers within those jurisdictions. In addition, many foreign jurisdictions have considered or adopted laws that impose value-added, digital services, or similar indirect taxes on companies despite not having a physical presence in the foreign jurisdiction.
Tax authorities may assert that we have additional tax collection or remittance obligations in jurisdictions where we have not historically collected indirect taxes, including on a retroactive basis. A successful assertion by one or more states, countries, or other jurisdictions requiring us to collect taxes where we presently do not do so, or to collect additional taxes in jurisdictions in which we already collect some taxes, could result in substantial liabilities, including taxes on past sales, as well as penalties and interest. We continually monitor the ever-evolving tax landscape in the jurisdictions in which we operate and those jurisdictions where our players reside. The imposition of new or increased indirect taxes could increase the cost to players of engaging with our games or purchasing virtual goods, which may reduce player spending, negatively impact demand for our offerings, or require us to adjust pricing in ways that adversely affect our margins.The requirement to collect and remit sales, VAT, GST, digital services, or similar indirect taxes may create significant administrative burdens, increase compliance costs, require systems modifications, expose us to audit risk, and potentially place us at a competitive disadvantage if similar obligations are not imposed consistently across our industry. Any of the foregoing could materially and adversely affect our business, financial condition, or results of operations.
We may have exposure to greater than anticipated tax liabilities.
Our income tax obligations are based, in part, on our corporate operating structure,intercompany arrangements, and the allocation of income and expenses among jurisdictions. The tax laws applicable to our business, including the laws of the U.S. and other jurisdictions, are subject to interpretation, and certain jurisdictions may interpret or apply their tax laws in new or more expansive ways in an effort to raise additional tax revenue. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the taxing authorities of the jurisdictions in which we operate may challenge our transfer pricing policies, intercompany arrangements, or allocation methodologies, which could result in additional tax liabilities, penalties, and interest, increase our worldwide effective tax rate, and adversely affect our financial position and results of operations. In addition, changes to our corporate structure or intercompany agreements, including as a result of acquisitions, divestitures, or internal reorganizations, could increase our worldwide effective tax rate and adversely affect our financial position and results of operation.
Our ability to utilize our research credit carryforwards and certain other tax attributes may have been limited by “ownership changes” and may be further limited.
Our ability to utilize our research credit carryforwards to offset future income taxes depends on our ability to generate sufficient taxable income before the expiration of such credits, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to fully utilize these carryforwards. Under Section 383 of the Internal Revenue Code of 1986, as amended, and similar state law provisions, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change in equity ownership, by value, over a rolling three-year period), its ability to use research credit carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We may have experienced, and may in the future experience, ownership changes, including as a result of the Acies Merger or other changes in our stock ownership (some of which outside our control). As a result, if we generate taxable income, our ability to use pre-change research credit carryforwards to offset U.S. federal income taxes may be subject to limitations under Section 383, which could result in increased future tax liabilities. In addition, at the state level, the use of research credit carryforwards may be suspended or otherwise limited in certain jurisdictions or periods, which could accelerate or permanently increase state income tax liabilities.

Risks Related to Managing Our Business Operations in Israel
Potential political, economic, and military instability in Israel and the surrounding region may adversely affect our results of operations.
We have a significant number of employees based at our studio in Tel Aviv, Israel. Accordingly, political, economic, and military conditions in Israel and the surrounding region could directly affect our business and operations. Israel and the surrounding region have experienced heightened geopolitical tensions and periods of armed conflict, and the security environment may continue to evolve, including through broader regional escalation. Such developments have included, and may in the future include, armed conflict, missile and drone attacks, terrorism, civil unrest, cyberattacks, and other hostilities involving Israel and neighboring countries or non-state actors, and could further expand to involve additional nations, including regional or global powers, or result in broader military engagement. These events could adversely affect our business and operations, including through disruptions to our Israel-based studio operations, employee availability and productivity, communications, energy, utility, or other critical infrastructure interruptions, constraints on travel, supply chain disruptions, temporary closure of airspace, limitations on commercial flights, disruptions to public transportation, or increased security and business continuity costs.

In addition, the region has experienced, and may continue to experience, political instability, armed conflict, terrorist activity, cyberattacks, and other hostilities that may adversely affect Israel’s security environment and economic conditions, including volatility in local financial markets, disruptions in banking operations, or limitations on capital flows. Such instability could also lead to deterioration in the political and trade relationships that exist between Israel and other countries in the region. Any armed conflicts, terrorist activities, or political instability involving Israel or other countries in the region could adversely affect our business operations. In addition, political events within Israel may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments in Israel or other countries in the region could negatively impact our business.

Geopolitical developments could affect Israel’s relationships with the United States and other countries, including through changes in diplomatic relations, travel advisories, sanctions regimes, trade restrictions, or other governmental actions. Changes in political conditions in Israel and changes in the state of U.S. relations with Israel are difficult to predict and could adversely affect our operations. Parties with whom we do business may be disinclined to travel to Israel during periods of heightened security risk or regional instability, forcing us to make alternative arrangements when necessary to meet with our business partners. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements or other doctrines or contractual provisions relating to impossibility, impracticability, or frustration of purpose.

Our insurance may not cover losses that we incur as a result of the armed conflict, terrorism, cyberattacks, or other hostilities involving or affecting Israel or for any resulting disruption in our business operations. The Israeli government has in the past provided compensation or other relief for certain direct damages arising from hostilities, but we cannot assure you that any such programs will continue, will apply to us, or will be sufficient to cover our losses. In addition, the Israeli government may cease providing such coverage in the future, or it may limit the amount or scope of coverage provided, and as a result any such coverage may be insufficient to cover potential damages we may incur. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts, political instability, terrorism, or any other hostilities involving, or threatening Israel could negatively affect business conditions generally and harm our results of operations.

Our operations may be disrupted because of the activation of Israeli citizens for military service.
Our operations could also be disrupted by absences due to employees and service providers in Israel being activated for military service. Some of our employees in Israel are obliged to perform military reserve duty and, in certain emergency circumstances, such employees may be called to immediate and unlimited active duty. In periods of heightened regional conflict or security risk, Israeli authorities may call up reservists for military service, potentially on short notice and for extended periods, including through repeated or rolling mobilizations over an extended timeframe. If such call-ups occur, a portion of our employees and service providers in Israel may be required to perform military service, which could reduce our operational capacity, delay product development, require relocation of personnel, increased remote work arrangements under suboptimal conditions, disrupt live game operations, and adversely affect our business continuity. Any major escalation in hostilities in the region could result in a portion of our employees and service providers in Israel being called up to perform military duty for an extended period. Our operations could be disrupted by such call-ups. While we have implemented business continuity measures designed to mitigate the effects of employee absences and other disruptions, these measures may not be sufficient, and any resulting disruption could materially adversely affect our business operations, financial condition, and results of operations. In addition, broader conflict-related disruptions—such as impacts to transportation, communications infrastructure, or third-party service providers—could compound the operational effects of employee call-ups.

We incur operating expenses that are denominated in currencies other than the US Dollar, including expenses denominated in New Israeli Shekels, and as a result our financial condition and results of operations may be harmed by currency exchange rate fluctuations.
We are exposed to currency fluctuation risks. Although our functional currency is the U.S. Dollar and our revenues and expenses are reported in U.S. Dollars, we regularly incur operating expenses that are denominated in other currencies. A significant portion of our headcount-related expenses, principally salaries and related personnel expenses, as well as leases and certain other operating expenses, are denominated in New Israeli Shekels, or NIS. We also incur operating expenses denominated in the Hong Kong Dollar, Euro, Serbian Dinar, Vietnamese Dong, Singaporean Dollar, Mexican Peso, and Chilean Peso.
As a result, fluctuations in the exchange rates of the NIS, including fluctuations resulting from geopolitical instability, armed conflict, or economic disruption in Israel, and other foreign currencies relative to the U.S. Dollar affect our operating expenses, which are reported in U.S. Dollars regardless of the currency in which they are incurred. From time to time, we may enter into currency hedging arrangements to reduce our exposure to exchange rate fluctuations. Such arrangements may not be sufficient to protect us, and our operating results and financial condition may be adversely affected by currency exchange rate fluctuations notwithstanding any mitigation measures we employ. Significant or sustained devaluation of the NIS relative to the U.S. Dollar could increase our operating costs when translated into U.S. Dollars and adversely affect our results of operations.
General Risk Factors
Economic downturns and political and market conditions beyond our control could adversely affect our business, financial condition, results of operations, or prospects.
Our financial performance is subject to global and regional economic conditions and their impact on levels of spending by players, our rewards partners, and our advertisers. Economic recessions have had, and may continue to have, far-reaching adverse consequences across many industries, including the interactive entertainment industry. If the U.S. economy experiences a recession or any of the relevant regional or local economies suffers a prolonged downturn, including through reductions in discretionary consumer spending on in-game purchases or digital entertainment, our business, financial condition, results of operations, or prospects may be adversely affected.
In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including volatility in financial markets, trends in the economy as a whole, inflation, unemployment, consumer debt levels, geopolitical events, and other challenges impacting the global economy, including pandemics or other public health crises, disruption of supply chains, and military hostilities, may adversely affect consumer confidence or reduce our players’ disposable income, our rewards partners’ budgets, or advertisers’ spending, resulting in fewer or less desirable rewards to be offered to our players. In addition, inflationary pressures may increase our operating expenses and reduce profitability. Rising interest rates or constrained capital markets could also limit our access to financing on favorable terms. Any one of these changes could materially and adversely affect our business, financial condition, results of operations, or prospects.
Our results of operations may fluctuate due to various factors and, accordingly, our periodic operating results should not be relied upon as indicative of future performance.
Our financial results and operating metrics have fluctuated in the past and we expect such results to fluctuate in the future, particularly on a quarterly basis. These fluctuations may be due to a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance or long-term prospects of our business.
Our financial results in any given period may be influenced by numerous factors, many of which are difficult to predict or outside of our control. Player engagement with our games may decline or fluctuate as a result of a number of factors, including the popularity of the underlying games, the players' level of satisfaction with our games, our ability to improve and innovate games and to attract new rewards partners, outages and disruptions of online services, the services offered by our competitors, our marketing and advertising efforts, the timing and success of new game launches, content updates, or feature releases, seasonality, or declines in player activity generally as a result of economic downturns, among others. Any decline or volatility in the recurring portion of our business could adversely affect our business, financial condition, results of operations, or prospects.
Our reported financial results may be affected by changes in accounting principles generally accepted in the U.S.
Generally accepted accounting principles in the U.S., or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and other regulatory bodies. Changes in these principles or interpretations, including the issuance of new accounting standards or guidance, could have a significant effect on our reported financial results and may require retrospective application to prior periods. Difficulties in implementing any future changes to accounting principles could cause us to fail to meet our financial reporting obligations, which could result in regulatory scrutiny or enforcement actions and adversely affect investor confidence.
Securities analysts may not publish favorable research or reports about our business or may publish no information at all, or may provide limited or inconsistent coverage, which could cause our stock price or trading volume to decline.
Our stock price and trading volume may be heavily influenced by the way analysts and investors interpret our financial information and other disclosures. We currently have limited analyst coverage, and there can be no assurance that additional analysts will initiate coverage of our company. If securities or industry analysts do not publish research or reports about our business, delay publishing reports about our business, or publish negative reports about our business, regardless of accuracy, the trading price and trading volume of our Class A common stock could decline.
The trading market for shares of our Class A common stock is influenced in part by research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. The analysts who publish information about us may have limited experience covering our company or our industry, which could affect their ability to accurately forecast our results and which could increase the likelihood that our reported results differ from their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, the trading price of our Class A common stock could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could reduce investor awareness of, or liquidity in, our stock and cause our stock price or trading volume to decline.
Even if we are actively covered by analysts, we do not control the assumptions, models or metrics that analysts or investors may rely upon to forecast our future results. Overreliance by analysts or investors on any particular metric or assumptions may results in forecasts that differ significantly from our internal expectations, which could contribute to stock price volatility following earnings announcements or other disclosures.
We may require additional capital to support our growth plans, and such capital may not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business.
We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure, or acquire complementary businesses, personnel, and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. Our ability to incur additional indebtedness or engage in certain financing transactions may also be limited by the terms of our debt arrangements then in effect. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. In June 2021, we entered into the Credit Agreement that provides for a revolving credit facility and subjects us to certain operational and financial covenants, including limitations on additional indebtedness and certain other corporate actions. The Credit Agreement is scheduled to expire on June 24, 2026.
We have not drawn on the revolving credit facility since its inception; however, there can be no assurance that we will not require access to additional liquidity in the future. Upon expiration of the Credit Agreement, we might not replace the facility with a new credit arrangement, and, if we do not do so, we would not have access to revolving credit availability. In such event, we would be required to rely solely on our existing cash resources and cash flows from operations to fund our operations and strategic initiatives. If our cash resources or operating cash flows are insufficient to meet our needs, we may be required to seek alternative sources of capital, which may not be available on acceptable terms, if at all.
Any additional debt financing that we secure in the future could involve offering additional security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, current economic and political conditions, including inflation and higher interest rates, have contributed to volatility and tightening in capital markets, and if we seek to access additional capital or increase our borrowing, there can be no assurance that debt or equity financing would be available to us on favorable terms, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition, or results of operations may be harmed.
Our investments may become impaired by deterioration of the financial markets.
Our investment portfolio consists primarily of short-term investments of our available cash. These funds have been invested with the objective of preserving capital and maintaining liquidity, and the investments generally consist of highly liquid, short-term instruments such as money market funds, corporate debt securities, U.S. government and government agency debt securities, mutual funds, certificates of deposit, and time deposits. We follow an investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk, which guidelines include credit quality and concentration standards to help manage investment risk. Volatility in the global financial markets, including changes in interest rates, credit spreads, and market liquidity, can negatively impact the value of our investments. Declines in the fair value of our investments could result in unrealized losses recorded in accumulated other comprehensive income or, if determined to be other-than-temporary, charges to earnings. Although we intend to manage our investment portfolio to limit exposure to material impairment and losses, we cannot predict future market conditions, market liquidity or credit availability, including risk of issuer default or counterparty failure, and can provide no assurance that our investment portfolio will not experience material impairment or realized losses.
The requirements of being a public company may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses may be greater than we anticipate.
We are a public company, and as such we incur significant legal, accounting, and other expenses associated with operated as a public company. We are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations of the SEC and the listing standards of Nasdaq, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal, accounting, and compliance costs. In particular, we incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, including management's assessment and independent auditor's attestation. We may need to hire additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge and, where appropriate, maintain and enhance an internal audit function, which could increase our operating expenses. Moreover, we may be required to incur additional compensation costs to attract and retain qualified personnel with appropriate public company experience, which would increase our general and administrative expenses and could materially and adversely affect our profitability. While we continue to assess and manage these obligations, we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
As our business evolves, we may not always have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices, or internal control over financial reporting required of public companies. Our management will need to continually assess our staffing and training procedures to improve our internal control over financial reporting. Further, the development, implementation, documentation, and assessment of appropriate processes, in addition to the need to remediate any potential deficiencies, will require substantial time and attention from management. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company may require costs greater than expected. We may be required to expand our employee base to support our ongoing public company reporting, compliance, and internal control obligations, which would increase our operating costs in future periods.
We qualify as a smaller reporting company and are subject to accelerated filer requirements, which may affect investor perceptions and increase our compliance costs.
We qualify as a “smaller reporting company” as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. As a smaller reporting company, we are eligible to take advantage of certain reduced disclosure requirements applicable to public companies, including scaled disclosure in our annual and quarterly reports and reduced disclosure regarding executive compensation and certain other information in our proxy statements. As a result, our stockholders may not have access to the same level of information that is available to stockholders of companies that do not qualify as smaller reporting companies, which may make our securities less attractive to investors, potentially resulting in increased stock price volatility or reduced trading liquidity, and may make it more difficult to compare our performance to that of other public companies.

Although we ceased to qualify as an “emerging growth company” as of December 31, 2025, we remain subject to the reporting and compliance requirements applicable to accelerated filers. As an accelerated filer, we are required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, which requires our independent registered public accounting firm to attest to and report on the effectiveness of our internal control over financial reporting. Compliance with these requirements increases our costs, requires significant management time and attention, and places additional demands on our internal control environment.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. However, internal controls can only provide reasonable assurance and may not prevent or detect all errors or misstatements. If we are unable to maintain effective internal control over financial reporting, or if one or more material weaknesses are identified in the future, management may be unable to conclude that our internal controls are effective, and our independent registered public accounting firm may be unable to issue an unqualified attestation report. Any such circumstances could result in material misstatements in our financial statements, subject us to regulatory scrutiny, damage investor confidence, and adversely affect the trading price of our Class A common stock.

In addition, if our public float, revenues, or other circumstances change such that we no longer qualify as a smaller reporting company or our filer status otherwise changes under SEC rules, the scope and nature of our disclosure, reporting, and compliance obligations could change. Any such changes could further increase our compliance costs, affect investor perceptions, and impact the comparability of our financial statements to those of other public companies.
If we are unable to effectively manage our workforce and organizational structure, including changes to our operations, our financial performance and future prospects could be adversely affected.
Our operations in the U.S. and internationally increase the complexity of our business. This operational complexity has placed, and will continue to place, significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage our business operations effectively, which could damage our reputation and negatively affect our operating results.
Properly managing our workforce requires us to effectively hire, train, retain, redeploy, and, where appropriate, reduce our employee and contractor base, including engineers, operations personnel, finance and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in integrating and supporting our employees effectively, our business may be harmed. From time to time, in order to align our cost structure with our strategic priorities, we may implement workforce reductions, reorganizations, or other operational changes. Any reduction in force may yield unintended consequences and costs, including delays in product development, disruption of live game operations, loss of institutional knowledge, reduced operational efficiency, and increased execution risk. Any reduction in force also could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in force. Properly managing our workforce may require us to establish consistent policies across regions and functions, and a failure to do so could harm our business.
Our failure to upgrade our technology or network infrastructure effectively to support our business operations could result in unanticipated disruptions. To manage changes in our operations and personnel and and to maintain and enhance the technology that supports our business operations, as well as our financial and management systems, disclosure controls and procedures, and internal control over financial reporting, we will be required to commit substantial financial, operational, and technical resources.
Our current and planned personnel, systems, procedures, and controls may not be adequate to support our future operations. If we are unable to appropriately scale, restructure, or support our operations and personnel in an efficient manner, or if our operational technology is insufficient to reliably service our games, we could potentially face difficulties in retaining players, which would adversely affect our business, financial condition, and operating results.

Our organizational structure is complex and may change over time as we adjust our workforce and operational footprint. We will need to maintain and, where appropriate, adjust our operational, financial, and management controls as well as our reporting systems and procedures to support our organizational structure, including changes thereto. We will require capital and management resources to support and strengthen these areas. If we are unable to effectively manage changes to our business and organizational structure, including workforce transitions and operational realignment, the quality of our games may suffer, and we may be unable to address competitive challenges, which would adversely affect our business, operations, and financial condition.
Our success depends on the performance and retention of our employees, including certain key employees. The loss of key executives or other key employees could harm our business.
Our ability to compete and grow depends in large part on the efforts and talents of our employees and executives. Our success depends in a large part upon the continued service of our senior management team, including Andrew Pascal, our Co-Founder and Chief Executive Officer. Mr. Pascal is critical to our vision, strategic direction, culture, products, and technology, and the continued retention of our entire senior management team is important to the success of our operating plan. We do not have long-term employment agreements with members of our senior management team, all of whom are "at-will" employees, and we do not maintain key man insurance for members of our senior management team. The loss of any member of our senior management team could cause disruption and harm our business, financial condition, results of operations, or reputation.
In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate, and retain highly skilled employees, particularly in the competitive fields of game design, product management, engineering, and data science. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, and successfully integrating and retaining them. Furthermore, we have observed labor shortages, increased competition for talent, and a rise in employee attrition. We must continue to maintain effective communication, collaboration, and alignment across our domestic and international teams, including during periods of organizational change, to preserve employee morale, productivity, and operational continuity.
We believe that two critical components of our success and our ability to retain our best people are our culture and our competitive compensation practices. Operating as a public company and managing organizational change may make it more difficult to maintain our entrepreneurial, execution-focused culture. In addition, any volatility in our operating results and the trading price of our Class A common stock may may increase the likelihood that our employees are targeted for recruitment by competitors. While we believe we compete favorably, competition for highly skilled employees is intense. If we are unable to identify, hire, and retain our senior management team and our key employees, our business, financial condition, or results of operations could be harmed. Moreover, if our teams fail to work together effectively to execute our strategic initiatives in a timely manner, our business, financial condition, or results of operations could be harmed.
Any restructuring actions and cost reduction initiatives that we have undertaken or may undertake in the future may not deliver the expected results and these actions may adversely affect our business.
We have implemented restructurings in the past and may implement additional restructurings in the future to reduce costs, streamline operations, and align our operating expenses with our revenue and strategic priorities. Such restructurings may include reducing our headcount, rationalizing our product pipeline, reducing marketing and technology expenditures, downsizing or closing certain game studios, consolidating functions, exiting certain markets, or divesting non-core assets. Restructuring actions may result in disruptions to our operations, including delays in product development, disruption of live game operations, loss of key personnel or institutional knowledge, reduced operational flexibility, and increased execution risk, any of which could adversely affect our business, financial condition, or results of operations.
If we do not fully realize or sustain the anticipated benefits of any restructuring actions and cost reduction initiatives, our business, financial condition, or results of operations could be adversely affected, and we may need to undertake additional restructuring measures. In addition, the anticipated cost savings may be offset by restructuring charges, transition costs, retention payments, consulting expenses, facility exit costs, or other unforeseen expenses. If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer. In addition, cost reduction measures could negatively impact our business by delaying the introduction of new games, features, or content, impairing our ability to invest in technology, reducing our ability to respond quickly to game performance or technology issues, or adversely affecting employee retention and morale.
In addition, the anticipated cost savings from any restructuring actions may not directly or fully translate into a corresponding reduction in our overall operating expenses. A portion of any expected savings may be redeployed to fund strategic initiatives, invest in product development, support core franchises, or enhance technology and infrastructure. As a result, our overall operating expenses may not decline by the full amount of any announced cost reductions. Furthermore, restructuring initiatives typically require time to implement, and any associated cost savings may be realized gradually over several quarters. Our estimates of anticipated savings and timing are subject to assumptions and execution risks, and actual results may differ materially from our expectations.
Our systems and operations are vulnerable to damage or interruption from natural disasters, power losses, telecommunications failures, cybersecurity attacks, terrorist attacks, acts of war, civil unrest, geopolitical instability, pandemics or other public health crises, supply chain disruptions, human errors, break-ins and similar events.
We have in the past and may in the future experience disruption as a result of catastrophic events. The occurrence of a catastrophic event could impair our ability to operate our business and may result in system interruptions, reputational harm, delays in game development, prolonged service outages, disruption of live operations, breaches of data security, or loss of critical data, including player, customer, billing, and proprietary information. Our operations depend on cloud-based infrastructure and third-party service providers, and any disruption to their systems could adversely affect our ability to deliver our games and services. Although we maintain business continuity and disaster recovery plans and insurance coverage, such measures may not be sufficient to prevent material disruption or fully offset resulting losses. Certain of our development and operational personnel are located in regions that have experienced military conflict or geopolitical instability, which may increase the risk of disruption to our business.
Our insurance may not provide adequate levels of coverage against claims.
We maintain insurance coverage that we believe is customary for businesses of our size and industry. However, certain types of losses, including losses arising from cybersecurity incidents, intellectual property disputes, employment-related claims, regulatory investigations, business interruption, or geopolitical events, may be uninsured, uninsurable, or not economically reasonable to insure. In addition, any loss we incur could exceed applicable policy limits, may be subject to significant deductibles or exclusions, or may not be covered due to disputes over policy interpretation, and insurance proceeds may not be recovered in a timely manner, if at all. Any underinsured losses could adversely affect our business, financial condition, results of operations, cash flows, or reputation.
Because we are a “controlled company” within the meaning of the Nasdaq rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.
So long as more than 50% of the voting power for the election of directors is held by a group, we qualify as a “controlled company” within the meaning of the Nasdaq corporate governance standards. As of December 31, 2025, the Founder Group controlled more than 70% of the combined voting power of our outstanding capital stock. As a result, the Founder Group has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors, amendments to our certificate of incorporation and bylaws, and the approval of significant corporate transactions. Accordingly, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards and are not subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board of Directors selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. As of the date of this Annual Report on Form 10-K, we do not rely on any of these exemptions. However, we may elect to rely on one or more of these exemptions in the future, in which case our stockholders may not have the same corporate governance protections afforded to stockholders of companies that are subject to all of these requirements.
The Founder Group's ownership interest could be diluted as a result of future equity issuances or sales of shares of our Class B common stock, which could cause us to cease to qualify as a “controlled company” under the Nasdaq listing rules. If we cease to qualify as a controlled company, we would be required to comply with the applicable Nasdaq corporate governance requirements within the prescribed transition periods.

If we fail to meet the listing standards of Nasdaq, our Class A common stock may be delisted, which could have a material adverse effect on the price and liquidity of our Class A common stock.

Our Class A common stock is currently listed on the Nasdaq Global Market, which requires us to satisfy certain continued listing standards, including a minimum bid price of $1.00 per share. On November 5, 2025, we received a notice from the Listing Qualifications Department of Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) because the closing bid price of our Class A common stock had been below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, ending on May

4, 2026, to regain compliance by having the closing bid price of our Class A common stock meet or exceed $1.00 per share for a minimum of ten consecutive business days, or such longer period as Nasdaq may require.

If we do not regain compliance during this initial compliance period, we may be eligible for an additional compliance period if we satisfy the applicable listing and quantitative requirements for a transfer to the Nasdaq Capital Market. However, there can be no assurance that we will be eligible for such additional time, that we will regain compliance with the minimum bid price requirement, or that we will otherwise continue to satisfy Nasdaq’s continued listing standards.

If we fail to regain compliance with the minimum bid price requirement or any other applicable Nasdaq listing requirement, Nasdaq may delist our Class A common stock. A delisting would likely result in a significant decline in the market price of our Class A common stock, substantially reduce its liquidity, and impair investors’ ability to buy or sell our shares. Delisting could also negatively affect our ability to raise additional capital, limit analyst coverage of our company, reduce our visibility in the public markets, and cause certain institutional investors or stockholders to reduce or eliminate their holdings of our securities. Although we may consider various available options to regain compliance with Nasdaq listing standards, there can be no assurance that any such actions would be successful or that compliance could be maintained in the future.

If our Class A common stock were delisted from Nasdaq and we were unable to list our securities on another national securities exchange, our securities could be quoted on an over-the-counter market. In that event, trading in our securities could become more limited, less efficient, and more volatile. In addition, our Class A common stock could be deemed a “penny stock” under applicable SEC rules, which would subject broker-dealers to more stringent regulatory requirements and could further reduce trading activity, market liquidity, and investor interest. Any of these events could materially adversely affect the market price of our securities and the ability of investors to realize value from their investment.
The dual class structure of our common stock has the effect of concentrating voting power with Andrew Pascal, our Chairman and Chief Executive Officer, which limits investors' ability to influence the outcome of important matters, including a change in control.
Shares of our Class B common stock are entitled to twenty (20) votes per share, while shares of our Class A common stock are entitled to one (1) vote per share. Mr. Pascal and his affiliated entities included in the Founder Group hold all of the issued and outstanding shares of our Class B common stock. Accordingly, as of December 31, 2025, the Founder Group, including Mr. Pascal, beneficially owned or controlled more than 70% of the combined voting power of our outstanding common stock and has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors, amendments to our organizational documents, and approval of any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions. Mr. Pascal may have interests that differ from those of other stockholders and may vote in a manner that other stockholders to not support or that may be adverse to their interests. This concentrated control may have the effect of discouraging, delaying, preventing, or deterring a merger, acquisition, or other change in control of our company that other stockholders may consider favorable, may deprive stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and may adversely affect the market price, liquidity or valuation of shares of our Class A common stock.
We cannot predict the impact our dual class structure may have on the stock price of our Class A common stock.
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, reduced liquidity, negative publicity, or other adverse consequences. Certain index providers have adopted policies that restrict or prohibit the inclusion of companies with multiple-class share structures in certain of their indexes. Under these policies, our dual class capital structure may make us ineligible for inclusion in certain indices, and mutual funds, exchange-traded funds, and other investment vehicles that seek to track those indices may be precluded from investing in our stock. These policies may reduce demand for our Class A common stock relative to comparable companies that are included in such indices and could adversely affect the market price, trading volume, or valuation of our Class A common stock.
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
Warrants may be exercised for our Class A common stock, and Earnout Shares and Sponsor Shares may become issuable or vest, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of December 31, 2025, we had approximately 9.2 million Warrants outstanding (consisting of approximately 5.4 million Public Warrants and 3.8 million Private Warrants) to purchase shares of our Class A common stock at an exercise price of $11.50 per share, which are exercisable and expire five years after the completion of our business combination transaction. The Warrants are scheduled to expire on June 21, 2026. The Warrants and Earnout Shares are subject to exercise or vesting price thresholds that exceed the recent trading price of our Class A common stock, and accordingly may not be exercised or vest unless the market price of our Class A common stock increases above those thresholds prior to expiration.
In addition, up to 15,000,000 contingently issuable shares (the "Earnout Shares") may be issued, and up to 900,000 unvested shares previously issued to the sponsor of Acies (the " Sponsor Shares") may vest and become unrestricted, upon the closing price of the Class A common stock exceeding $12.50 and $15.00 per share, respectively, for any 20 trading days within any 30-trading day window commencing on or after November 18, 2021 and ending no later than June 21, 2026 (the Earnout Shares will also vest based on the price targets in connection with a sale of our company). To the extent such Warrants are exercised and the Earnout Shares are issued or the Sponsor Shares vest and become unrestricted, additional shares of our Class A common stock would be issued or become eligible for resale, which could result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. The existence of these Warrants, Earnout Shares, and Sponsor Shares, and the potential for their exercise, issuance, vesting, or resale, may create perceived dilution or an overhang in the market, which could adversely affect the market price or trading volume of our Class A common stock, even if such securities are not ultimately exercised, issued, or sold.
Regulatory and licensing requirements may limit the ability of third parties seeking to make investments in us or acquire us.
Certain state and other regulatory authorities require prior approval of acquisitions of “control,” as defined under applicable laws and regulations, which may apply to an investment regardless of the investor's intent. In some states, the obligation to obtain approval is imposed on the licensee, and in other states, the prospective investor bears the statutory obligation. Depending on the form of entity, the threshold trigger may be limited to voting stock. In some jurisdictions, control determinations may be based on relatively low ownership thresholds or other indicia of influence. A failure to make required filings or obtain requisite approvals could result in administrative sanctions against the prospective investor or us as the licensee, including fines, conditions on licensure, suspension, or revocation of licenses in applicable jurisdictions. These regulatory requirements may discourage, delay, or prevent potential acquisition proposals or investments that would result in a change of control of us, may impose significant time and expense on prospective investors, and could adversely impact the marketability, liquidity, or trading price of our Class A common stock. These regulatory approval requirements, together with our dual-class capital structure and controlled company status, may further limit the ability of third parties to acquire control of us.
Additional Risks Related to Ownership of Our Class A Common Stock and Our Operation as a Public Company
The price of our Class A common stock and Public Warrants may be volatile.
The price of our Class A common stock, and, until their expiration, our Public Warrants, may fluctuate due to a variety of factors, including:
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
•the issuance and potential resale of Earnout Shares and Sponsor Shares;
•additions and departures of key personnel;
•commencement of, or involvement in, litigation against us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our Class A common stock available for public sale; and
•geopolitical instability, including armed conflict involving Israel and regional actors, the ongoing conflict between Ukraine and Russia, or other acts of war or terrorism.
These market and industry factors may materially reduce the market price of our Class A common stock and Public Warrants regardless of our operating performance. Our relatively limited analyst coverage and public float may also contribute to volatility in the trading price of our Class A common stock.
Fluctuations in the trading price of our securities could contribute to the loss of all or part of an investment in our securities. Our securities may trade at prices significantly below the price paid by investors, and the market price may not recover or may experience further declines, regardless of our operating performance. These market and industry factors may materially and adversely affect the market price or trading volume of our Class A common stock and Public Warrants, regardless of our operating performance.
We do not currently pay dividends on our common stock, and as a result capital appreciation, if any, may be the sole source of gain for our stockholders.
We currently do not pay dividends on our common stock, and we have no current plans to pay cash dividends in the foreseeable future. Any future determination to declare and pay dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, contractual restrictions, business prospects, and such other factors that our Board of Directors deems relevant. If we continue our current policy of not paying dividends, capital appreciation, if any, would be the sole source of potential gain for our stockholders.
We have been, and in the future may be, subject to securities litigation, which could be costly and divert management's attention.
The market price of our Class A common stock has been and may continue to be volatile, and companies that experience stock price volatility are often subject to securities class action litigation. Securities litigation, whether meritorious or not, could result in substantial legal expenses, settlement or judgment costs, increased insurance premiums, diversion of management’s time and attention, and reputational harm. Any such litigation could materially and adversely affect our business, financial condition, or results of operations.
Public Warrants may may expire worthless, may be amended with limited holder approval, and may be redeemed by us in a manner that is disadvantageous to holders.
The Public Warrants are exercisable at an exercise price of $11.50 per share and are scheduled to expire on June 21, 2026. If the market price of our Class A common stock does not exceed the applicable exercise price prior to expiration, the Public Warrants will expire worthless.

Under the terms of the Warrant Agreement, the Public Warrants may be amended with the approval of holders of at least 65% of the then-outstanding Public Warrants, including in a manner that adversely affects individual holders. Such amendments could include changes to the exercise price, exercise period, or the number of shares issuable upon exercise.

In addition, we have the ability to redeem the Public Warrants under certain conditions specified in the Warrant Agreement, including when the market price of our Class A common stock exceeds specified thresholds. If we elect to redeem the Public Warrants, holders may be required to exercise their warrants at a time that is disadvantageous, sell their warrants at the then-current market price, or accept the applicable redemption price, which may be substantially less than the market value of the warrants. In certain redemption scenarios, the number of shares issuable upon exercise is capped, which may limit the potential upside to holders.

Any exercise of Public Warrants or Private Warrants, or the issuance of shares upon redemption, would increase the number of shares outstanding and result in dilution to existing stockholders. The existence of outstanding warrants may also create perceived dilution or an overhang in the market, which could adversely affect the trading price of our Class A common stock.
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
•the Certificate of Incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the limitation of the liability of, and the indemnification of, our directors and officers;
•the ability of the Board of Directors to amend the Bylaws, which may allow the Board of Directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt;
•advance notice procedures with which stockholders must comply to nominate candidates to the Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Board of Directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company;
•supermajority voting requirements to amend certain provisions of our Certificate of Incorporation and Bylaws;
•limitations on the ability of stockholders to call special meetings of stockholders; and
•restrictions on stockholder action by written consent following the Voting Threshold Date (as defined in our Certificate of Incorporation).
These provisions, individually or collectively, could delay, discourage, or prevent a change in control of the Company, even if such a transaction might otherwise benefit our stockholders.
In addition, we are subject to Section 203 of the DGCL, which, subject to certain exceptions, restricts business combinations between a Delaware corporation and an “interested stockholder” for a period of three years following the date such stockholder becomes an interested stockholder. This provision may have the effect of delaying or preventing a change of control transaction.
The provisions of our Certificate of Incorporation requiring exclusive forum in the Court of Chancery of the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our Certificate of Incorporation provides that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will be the sole and exclusive forum for: (i) any derivative action, suit, or proceeding brought on our behalf; (ii) any action, suit, or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or stockholders to us or our stockholders; (iii) any action, suit, or proceeding arising pursuant to any provision of the DGCL or our Bylaws or our Certificate of Incorporation (as either may be amended from time to time); (iv) any action, suit, or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (v) any action, suit, or proceeding asserting a claim against us or any of our current or former directors, officers, or stockholders governed by the internal affairs doctrine. Notwithstanding the foregoing, our Certificate of Incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Although Section 22 of the Securities Act provides for concurrent jurisdiction in state and federal courts for Securities Act claims, our Certificate of Incorporation includes a federal forum provision designating the U.S. federal district courts as the exclusive forum for Securities Act claims to the fullest extent permitted by law. Similarly, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. The organizational documents also provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the U.S. federal district courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.
These provisions may have the effect of discouraging lawsuits against our directors and officers. These provisions may also limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder finds favorable or convenient, may increase the costs associated with pursuing such claims, and may result in less favorable outcomes for stockholders than if such claims were heard in a different forum. The enforceability of similar choice of forum provisions in other companies’ organizational documents has been challenged in legal proceedings. While the Delaware courts have upheld certain such provisions, it is possible that, in connection with any applicable action brought against us, a court could determine that our forum selection provisions are inapplicable or unenforceable, in whole or in part. If a court were to find our forum selection provisions unenforceable, we could incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and results of operations.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY

We and our third-party vendors employ information technology, including networks, systems, and applications, to support our business processes and decision-making in our business. Our information technology infrastructure supports the flow of information throughout our business processes and is susceptible to cybersecurity threats. Accordingly, we have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to our customers and employees (“Information Systems and Data”). We maintain a risk-based cybersecurity program that is designed to align with industry-recognized frameworks and standards, including elements of the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. Our cybersecurity program includes policies and procedures designed to assess, identify, and manage material risks from cybersecurity threats, including controls relating to access management, network security, encryption, vulnerability management, incident detection and response, business continuity, and disaster recovery.
We have a cybersecurity leadership team comprised of our Chief Information Security Officer ("CISO"), our Global Head of Infrastructure, and other senior leaders on our Information Technology group (“Cybersecurity Leadership Team”). Our Cybersecurity Leadership Team works with third-party service providers to help identify, assess, and manage our cybersecurity threats and risks, including through the use of our cybersecurity risk assessment program. Our Cybersecurity Leadership Team identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods, including automated and manual tools, third-party threat feeds, internal audits, access control assessments, and evaluating threats reported to us by various third-party enterprise threat reporting services. The members of our Cybersecurity Leadership Team, including our CISO, have experience in information security, infrastructure management, and cybersecurity risk management, including experience developing and implementing security programs, managing incident response, and overseeing data protection initiatives.
We maintain a formal cybersecurity incident response plan that sets forth procedures for identifying, escalating, investigating, containing, mitigating, and remediating cybersecurity incidents. The incident response process includes defined escalation protocols to senior management, including our Chief Financial Officer and General Counsel, as appropriate, to assess the potential materiality of an incident and determine disclosure obligations under applicable securities laws. Where appropriate, incidents are escalated to the Audit Committee of the Board of Directors.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data. We also maintain business continuity and disaster recovery plans designed to support the resiliency of our critical Information Systems and Data, including backup and recovery procedures and periodic testing of recovery capabilities.
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, cybersecurity risks are considered a part of our overall business strategy, financial planning, and capital allocation.
We engage third-party service providers to assist in identifying, assessing, monitoring, and managing cybersecurity risks, including through security assessments, penetration testing, managed detection and response services, and external threat intelligence. In addition, we maintain processes designed to evaluate and monitor cybersecurity risks associated with third-party service providers, including through due diligence reviews, contractual security requirements, and ongoing performance monitoring, as appropriate. Our Cybersecurity Leadership Team inventories and prioritizes information security risks and evaluates material risks from cybersecurity threats, and reports those periodically to the Audit Committee of our Board of Directors, which evaluates our overall enterprise risk.
As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity incident that has materially affected or is reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. The Company, however, has experienced and expects to continue to experience cyber incidents of varying degrees. Cybersecurity threats may, among other things, cause material disruptions to our operations, which may materially affect our results of operations and/or financial condition. For more information about risks from cybersecurity threats that may materially affect us and how they may do so, see "Risk Factors — Despite our security measures, we have been subject to attacks by hackers, and our information technology and infrastructure may in the future be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions." as well as the other risk factors contained in Item 1A of this Annual Report on Form 10-K.
Our Board of Directors has ultimate oversight responsibility over cybersecurity-related matters and has assigned oversight of cybersecurity risk management to the Audit Committee. The Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to cybersecurity risk management and receives periodic reports, at least annually and more frequently as warranted, from senior management and the Cybersecurity Leadership Team regarding cybersecurity risk posture, significant threats, incident response readiness, and key risk mitigation initiatives. These reports are intended to highlight the state of our cybersecurity and data security programs, as well as our progress on key initiatives in this area. In addition, the Board receives reports addressing cybersecurity as part of our overall enterprise risk management program and to the extent cybersecurity matters are addressed in regular business updates. As appropriate, the Board also may receive information regarding specific cybersecurity incidents and resulting mitigation efforts.
For additional information regarding cybersecurity-related risks that could materially affect us, see Item 1A, “Risk Factors.”

ITEM 2.    PROPERTIES
As of December 31, 2025, our principal business operations were located in offices owned by us in Las Vegas, Nevada, and we also leased facilities in eight locations worldwide, including San Francisco, California; Santa Monica, California; Portland, Oregon; Tel Aviv, Israel; Hong Kong; Belgrade, Serbia; Hanoi, Vietnam; and Singapore, which support our game development and operational activities. We believe our facilities are adequate to support our current operations. From time to time, we may adjust our office footprint, including through relocations, consolidations, or other adjustments to support our operations.

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
Holders of our Common Stock
As of February 28, 2026, there were 85 holders of record of our Class A common stock, four holders of record of our Class B common stock and five holders of record of our Warrants. The number of record holders does not include Depository Trust Company participants or beneficial owners holding shares through nominee names.
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
Recent Sales of Unregistered Securities
None
Use of Proceeds
None

Issuer Purchases of Equity Securities
The following table provides information about share repurchases made by us of our Class A common stock during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program[3] (In thousands)
October 1, 2025 - October 31, 2025	5,930	$0.95	—	$40,046
November 1, 2025 - November 30, 2025	65,221	0.69	—	40,046
December 1, 2025 - December 31, 2025	1,257	0.67	—	40,046

1.These amounts consist entirely of shares withheld or surrendered to satisfy tax withholding obligations upon the vesting and settlement of equity awards under our 2021 Equity Incentive Plan (as amended, the “Plan”) and the applicable award agreements. In accordance with the Plan, the Company is permitted to satisfy mandatory tax withholding obligations by withholding a number of shares otherwise issuable to the participant with a fair market value equal to or less than the appliable withholding obligation. Such shares are treated as repurchased pursuant to the terms of the Plan and applicable award agreements and were not acquired pursuant to any publicly announced share repurchase program.
2.The average price paid per share reflects the fair market value of our Class A common stock on the applicable vesting or settlement date for purposes of satisfying tax withholding obligations and excludes brokerage commissions or other transaction costs.
3.From time to time, we may repurchase shares of our Class A common stock pursuant to our publicly announced share repurchase program through open market purchases, privately negotiated transactions, or pursuant to a trading plan adopted under Rule 10b5-1 under the Exchange Act. No shares were repurchased pursuant to the publicly announced share repurchase program during the quarter ended December 31, 2025. On October 31, 2025, the Company’s Board of Directors approved a one-year extension of the Company's existing stock repurchase program. See Note 18—Stockholders’ Equity of the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This section is intended to provide information that management believes is relevant to understanding our consolidated financial condition, results of operations, and cash flows. Unless the context otherwise requires, references to “we,” “us,” “our,” and the “Company” refer to PLAYSTUDIOS, Inc. and its consolidated subsidiaries.

This discussion contains forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements due to a number of factors, including those described in Part I, Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. All forward-looking statements are based on information available to us as of the date of this report, and except as required by law, we undertake no obligation to update such statements to reflect events or circumstances after the date of this report.
Overview
We are a developer and publisher of free-to-play casual games for mobile and social platforms. Over our 14-year history, we developed a portfolio of free-to-play social casino games that are considered to be among the most innovative and unique in the genre. In 2021, we added our Tetris®-branded mobile game and in late 2022 we acquired Brainium, a developer and publisher of free-to-play casual games. Our games include the award-winning POP! Slots, myVEGAS Slots, my KONAMI Slots, MGM Slots Live, myVEGAS Blackjack, myVEGAS Bingo, Tetris®, Tetris Block Party, Solitaire, Spider Solitaire, Jumbline 2, Sudoku, and Mahjong. Our games are based on original content as well as third-party licensed brands and are downloadable and playable for free on multiple social and mobile-based platforms, including the Apple App Store, Google Play Store, Amazon Appstore, and Facebook.
Each of our legacy social casino games and our Tetris®-branded mobile game are powered by our proprietary playAWARDS program and incorporates loyalty points that are earned by players as they engage with our games. The rewards are provided by our collection of rewards partners, with the majority of rewards partners providing their rewards at no cost to us, in exchange for product integration, marketing support, and participation in our loyalty program. The program is enabled by our playAWARDS platform which consists of a robust suite of tools that enable our rewards partners to manage their rewards in real time, measure the value of our players’ engagement, and gain insight into the effectiveness and value they derive from the program. Through our self-service platform, rewards partners can launch new rewards, make changes to existing rewards, and in real time see how players are engaging with their brands. The platform tools also provide rewards partners the ability to measure the off-line value our players generate as consumers and patrons of their real-world establishments.
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

We also generate revenue from in-game advertising. Advertisements can be in the form of an impression, click-throughs, banner ads, or offers, where players are rewarded with virtual currency or loyalty points for watching a short video. While we historically have derived a majority of our revenue from the sale of in-game virtual currency, we implemented in-game advertising as an added revenue producer. Our Tetris®-branded mobile game and our Brainium games generate most of their revenue through in-game advertising.
Smaller Reporting Company ("SRC") Accommodations
As a smaller reporting company, we are permitted to provide scaled disclosure accommodations under SEC rules, and accordingly this section does not include all disclosures required of larger reporting companies. Specifically:
•We have presented only two years of audited financial statements instead of three.
•We are not required to provide certain detailed disclosures regarding contractual obligations that may be required of larger reporting companies.
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

Key Performance Indicators
We manage our business by regularly reviewing several key operating metrics to track historical performance, identify trends in player activity, and set strategic goals for the future. These metrics are operational measures that are not prepared in accordance with U.S. GAAP and should be considered as supplemental to, and not a substitute for, our GAAP results. Our key performance metrics are impacted by several factors that could cause them to fluctuate on a quarterly basis, such as platform providers’ policies, seasonality, player connectivity, and the addition of new content to games. We believe these measures are useful to investors as they provide additional insight into player engagement and monetization trends. In addition, we also present certain non-GAAP performance measures. These performance measures are presented as supplemental disclosure and should not be considered superior to or as a substitute for the consolidated financial statements prepared under U.S. GAAP. The non-GAAP measures presented in this Annual Report on Form 10-K should be read together with the consolidated financial statements and the respective related notes thereto included elsewhere in this Annual Report on Form 10-K. The key performance indicators and non-GAAP measures presented in this Annual Report on Form 10-K may differ from similarly titled measures presented by other companies and are not a substitute for financial statements prepared in accordance with U.S. GAAP. The calculation of these metrics requires certain judgments and assumptions, and our methodology may differ from that used by other companies, which may limit comparability.
Key Performance Indicators - playGAMES
Average Daily Active Users (“Average DAU”)
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
Average Monthly Active Users (“Average MAU”)
Monthly Active Users ("MAU") is defined as the number of individuals who played a game in a particular month. As with DAU, an individual who plays two different non-Brainium games in the same month is counted as two MAU while an individual who plays the same non-Brainium game on two different devices is counted as one MAU, and an individual who plays two different Brainium games on the same month is counted as two MAU while an individual who plays the same Brainium game on two different devices is also counted as two MAU. The term "Average MAU" is defined as the average of the MAU, determined as described above, for each calendar month during the period presented. We use MAU and Average MAU as measures of audience engagement to help us understand the size of the active player base engaged with our games on a monthly basis.
Because DAU and MAU are calculated at the game or app-instance level, they reflect engagement at the title level rather than unique individuals across our entire portfolio, and a single individual may be counted multiple times if they engage with multiple games. In addition, these metrics are derived from a combination of internal tracking systems and third-party platform data, which may be subject to technical limitations, data discrepancies, or changes in platform reporting methodologies.

Average Daily Paying Users (“Average DPU”)
Daily Paying Users ("DPU") is defined as the number of individuals who made a purchase of virtual currency or digital items within a game during a particular day. As with DAU and MAU, we track DPU based on account activity. As such, an individual who makes a purchase in two different games in a particular day is counted as two DPU while an individual who makes purchases in the same game on two different devices is counted as one DPU. The term "Average DPU" is defined as the average of the DPU, determined as described above, for each day during the period presented. We use DPU and Average DPU to help us understand the size of our active player base that makes in-game purchases and to assess monetization trends within our active player base. Consistent with DAU and MAU, DPU is calculated at the game level and may reflect multiple purchases by a single individual across different titles.
Average Daily Payer Conversion
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
Average Daily Revenue Per DAU (“ARPDAU”)
ARPDAU is defined for a given period as the average daily revenue per Average DAU, and is calculated as game-related revenue and advertising revenue attributable to the applicable period, divided by the number of days in the period, divided by the Average DAU during the period. We use ARPDAU as a measure of overall monetization of our active players. ARPDAU may fluctuate based on changes in pricing, player mix, advertising demand, and promotional activity.
Key Performance Indicators - playAWARDS
The following metrics relate specifically to our playAWARDS loyalty platform and are intended to provide insight into engagement with that program.
Available Rewards
Available Rewards is defined as the monthly average number of unique rewards available in our applications’ rewards stores. A reward appearing in more than one application’s reward store is counted only once. A reward is counted only once irrespective of the inventory available through that reward. For example, one reward for a free night in a hotel room with ten rooms available for such free night is counted as one reward. Available Rewards only include real-world partner rewards and exclude PLAYSTUDIOS digital rewards. We use Available Rewards as a measure of the value and potential impact of the program for an interested player. We use Available Rewards as one indicator of the breadth of our loyalty offering.
Purchases
Purchases is defined as the total number of rewards purchased for the period identified in which a player exchanges loyalty points for a reward. Purchases are net of refunds. Purchases only include purchases of real-world partner rewards and exclude any PLAYSTUDIOS digital rewards. Purchases are redeemed by the player directly with the rewards partner within the specified terms and conditions of the reward. The Company does not recognize revenue from Purchases, as players redeem loyalty points rather than making cash payments. We use Purchases as a measure of audience interest and engagement with our playAWARDS platform.
Retail Value of Purchases
Retail Value of Purchases is defined as the cumulative retail value of all rewards listed as Purchases for the period identified. The retail value of each reward listed as Purchases is the retail value as determined by the partner upon creation of the reward. In the case where the retail value of a reward adjusts depending on time of redemption, the average retail value is used. Retail Value of Purchases only include the retail value of real-world partner rewards and exclude the cost of any PLAYSTUDIOS branded merchandise. Retail values are based on partner-provided estimates and may not reflect actual transaction prices or redemption experience. Retail value also does not represent revenue recognized by the Company. We use Retail Value of Purchases to help us understand the real-world value of the rewards that are purchased by our players in a particular period.
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
Retail value metrics are presented to illustrate the scale and scope of rewards available through our loyalty program and should not be interpreted as revenue, gross merchandise value, or economic benefit realized by the Company.
Results of Operations
Comparison of the year ended December 31, 2025 versus the year ended December 31, 2024
The following table summarizes our consolidated results of operations for the years ended December 31, 2025 and 2024 (in thousands, except percentages):

	Years Ended December 31,
	2025	2024	$ Change		% Change
Net revenue	$235,097	$289,429	$(54,332)		(18.8)%
Operating expenses	259,019	322,293	(63,274)		(19.6)%
Operating loss	(23,922)	(32,864)	8,942		(27.2)%
Net loss	$(28,639)	$(28,687)	$48		(0.2)%
Net loss margin	(12.2)%	(9.9)%	(2.3)	pp	23.2%

pp = percentage points
Net Revenue by Reportable Segment

	Year Ended December 31,
	2025	2024	Change	% Change
Net revenue
playGAMES	$234,089	$289,367	$(55,278)	(19.1)%
playAWARDS	1,008	62	946	1525.8%
Net revenue	$235,097	$289,429	$(54,332)	(18.8)%
Revenue information by geography is summarized as follows (in thousands, except percentages):

	Years Ended December 31,
	2025	2024	Change	% Change
United States	$196,381	$244,184	$(47,803)	(19.6)%
All other countries	38,716	45,245	(6,529)	(14.4)%
Net revenue	$235,097	$289,429	$(54,332)	(18.8)%

playGAMES
playGAMES revenue was $234.1 million for the year ended December 31, 2025 compared to $289.4 million for year ended December 31, 2024.
The following table shows net revenues and key performance indicators for our playGAMES division (in thousands, except percentages and ARPDAU):

	Year Ended December 31,
	2025	2024	Change		% Change
Virtual currency	$188,381	$228,877	$(40,496)		(17.7)%
Advertising	45,708	60,197	(14,489)		(24.1)%
Other revenue	—	293	(293)		(100.0)%
Net revenue	$234,089	$289,367	$(55,278)		(19.1)%

Average DAU	2,305	3,100	(795)		(25.6)%
Average MAU	9,865	13,120	(3,255)		(24.8)%
Average DPU	19	24	(5)		(20.8)%
Average Daily Payer Conversion	0.8%	0.8%	—	pp	—%
ARPDAU (in dollars)	$0.28	$0.26	$0.02		7.7%

pp = percentage points
Net revenue decreased $55.3 million, or 19.1%, to $234.1 million during the year ended December 31, 2025 compared to $289.4 million during the year ended December 31, 2024. The decrease was primarily due to a $40.5 million decrease in virtual currency revenue driven by decreases in Average DPU. Advertising revenue decreased $14.5 million driven by a decrease in Average DAU.
playAWARDS
The following table shows net revenues and key performance indicators for our playAWARDS division (in thousands):

	Year Ended December 31,
	2025	2024	Change	% Change
Virtual currency revenue	$986	$54	$932	1725.9%
Other revenue	22	8	14	175.0%
Net revenue	$1,008	$62	$946	1525.8%

Available Rewards (in units)	350	525	(175)	(33.3)%
Purchases (in units)	852	1,772	(920)	(51.9)%
Retail Value of Purchases	$59,372	$114,135	$(54,763)	(48.0)%
Retail Value of Daily Rewards Inventory	$2,552	$2,077	$475	22.9%
Net revenue increased by $0.9 million due to the allocation of the transaction price to playAWARDS virtual currency included in playGAMES virtual currency sales. The key performance indicators presented above are used by management to assess the playAWARDS segment's operating performance, however there is no relationship between the key performance indicators and revenue metrics.

Operating Expenses
The following table summarizes our consolidated operating expenses for the years ended December 31, 2025 and 2024 (in thousands, except percentages):

	Years Ended December 31,				% of Net Revenue
	2025	2024	$ Change	% Change	2025	2024
Operating expenses:
Cost of revenue	$57,467	$72,716	$(15,249)	(21.0)%	24.4%	25.1%
Selling and marketing	55,475	64,623	(9,148)	(14.2)%	23.6%	22.3%
Research and development	58,376	67,683	(9,307)	(13.8)%	24.8%	23.4%
General and administrative	45,859	46,121	(262)	(0.6)%	19.5%	15.9%
Depreciation and amortization	38,360	45,440	(7,080)	(15.6)%	16.3%	15.7%
Restructuring expenses	3,482	25,710	(22,228)	(86.5)%	1.5%	8.9%
Total operating expenses	$259,019	$322,293	$(63,274)	(19.6)%	110.2%	111.4%
Cost of Revenue
Cost of revenue decreased by $15.2 million, or 21.0%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was due to a decline in virtual currency revenue as well as an increase in direct to consumer revenue, which incur lower processing fees.
Selling and Marketing
Selling and marketing expenses decreased by $9.1 million, or 14.2%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to decreases in user acquisition expenses of $9.8 million and stock compensation of $0.9 million. This decrease was offset by an increase to brand and other marketing expenses of $1.6 million.

Research and Development
Research and development expenses decreased by $9.3 million, or 13.8%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to decreases in employee costs of $7.6 million, stock compensation of $2.8 million, and outside service expense of $0.8 million. This decrease was offset by a withholding tax assessment settlement of $1.8 million and and an increase in other research and development expense of $0.1 million.
General and Administrative
General and administrative expenses decreased by $0.3 million, or 0.6%, during the year ended December 31, 2025 compared to the year ended December 31, 2024.
Depreciation and Amortization
Depreciation and amortization expenses decreased by $7.1 million, or 15.6%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to a decrease of internal-use software amortization in connection with write-downs of certain assets in the fourth quarter of December 31, 2024 as a result of the 2024 Reorganization Plan. See Note 10—Intangible Assets and Internal-Use Software, Net.
Restructuring Expenses
Restructuring expenses decreased by $22.2 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to decreases of non-cash impairment of $9.2 million, non-

recurring legal expenses of $7.7 million, and management restructurings of $6.0 million. This decrease was offset by an increase of $0.7 million for various merger and acquisition opportunities.
Other Income, Net
The following table summarizes our consolidated other income, net for the years ended December 31, 2025 and 2024 (in thousands, except percentages):

	Years Ended December 31,
	2025	2024	$ Change	% Change
Change in fair value of warrant liabilities	$156	$856	$(700)	(81.8)%
Change in fair value of contingent consideration	(4,968)	(85)	(4,883)	5744.7%
Interest income, net	2,943	4,902	(1,959)	(40.0)%
Other expense, net	(910)	(97)	(813)	838.1%
Total other (expense) income, net	$(2,779)	$5,576	$(8,355)	(149.8)%
The change in fair value of warrant liabilities is related to the warrants discussed in Note 12—Accrued and Other Current Liabilities to our consolidated financial statements herein. The change in fair value of contingent consideration is related to the Pixode Acquisition discussed in Note 4—Business Combinations. Interest income, net is related to interest earned on cash and cash equivalents offset by fees and expenses associated with the Credit Agreement as discussed in Note 14—Long-Term Debt to our consolidated financial statements herein. Other expense, net primarily relates to gains or (losses) from equity investments and gains or (losses) from foreign currency transactions with our foreign subsidiaries.
Provision for Income Taxes
Income tax expense was approximately $1.9 million for the year ended December 31, 2025, as compared to an income tax expense of $1.4 million for the year ended December 31, 2024. The income tax expense for the year ended December 31, 2025 reflected an effective income tax rate of negative 7.3%, which was less than the statutory tax rate of 21% primarily due to the recording of a valuation allowance on deferred tax assets, impacts from short falls associated with stock-based compensation, impacts from foreign branch income, and other nondeductible expenses. The income tax expense for the year ended December 31, 2024 reflected an effective income tax rate of negative 5.1%, which was greater than the statutory federal rate of 21.0% primarily due to the recording of a valuation allowance on deferred tax assets, impacts from short falls associated with stock-based compensation, impacts from foreign branch income, and other nondeductible expenses.

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

Comparison of the year ended December 31, 2025 versus the year ended December 31, 2024

	Year Ended December 31,
	2025	2024	Change	% Change
AEBITDA
playGAMES	$58,641	$85,074	$(26,433)	(31.1)%
playAWARDS	(8,700)	(13,710)	5,010	(36.5)%
Corporate and other	(14,346)	(14,815)	469	(3.2)%
Consolidated AEBITDA	$35,595	$56,549	$(20,954)	(37.1)%

Segment AEBITDA Margin:
playGAMES	25.1%	29.4%	(4.3)%	(14.6)%
playAWARDS	nm	nm	nm	nm
nm - not meaningful
playGAMES
playGAMES AEBITDA was $58.6 million for the year ended December 31, 2025 compared to $85.1 million for year ended December 31, 2024, a decrease of 31.1%. playGAMES AEBITDA margin was 25.1% for the year ended December 31, 2025 compared to 29.4% for year ended December 31, 2024. The decrease to playGAMES AEBITDA was a result of decreased virtual currency revenue primarily driven by a decrease in DPU and advertising revenue primarily driven by a decrease in DAU.
playAWARDS
playAWARDS AEBITDA was $(8.7) million for the year ended December 31, 2025 compared to $(13.7) million for year ended December 31, 2024. The increase in AEBITDA can be attributed to a reduction in employee costs in connection with the 2024 Reorganization Plan and an increase in revenue.
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

The following table sets forth the reconciliation of Consolidated AEBITDA and Consolidated AEBITDA Margin to net income and net income margin, the most directly comparable GAAP measure (in thousands, except percentages):

	Years Ended December 31,
	2025	2024
Net revenue	$235,097	$289,429
Net loss	$(28,639)	$(28,687)
Net loss margin	(12.2)%	(9.9)%
Adjustments:
Depreciation & amortization	38,360	45,440
Income tax expense	1,938	1,399
Stock-based compensation expense	14,143	18,113
Change in fair value of warrant liability	(156)	(856)
Change in fair value of contingent consideration	4,968	85
Restructuring and related(1)	3,482	25,710
Special infrequent(2)	3,524	—
Other(3)	(2,025)	(4,655)
Consolidated AEBITDA	$35,595	$56,549
Consolidated AEBITDA Margin	15.1%	19.5%

(1)Amounts reported include internal reorganization costs, including severance-related costs, fees related to evaluating various merger and acquisition opportunities, and non-recurring legal costs.
(2)Amount reported consists of a charitable contribution and a withholding tax assessment settlement.
(3)Amounts reported in “Other, net” include interest expense, interest income, gains/losses from investments, foreign currency gains/losses, and non-cash gains/losses on the disposal of assets.
Liquidity and Capital Resources
As of December 31, 2025, we had cash and cash equivalents of $104.9 million, which consisted of cash on hand and money market mutual funds. As of December 31, 2025 we had restricted cash of $0.6 million. Historically, we have funded our operations, including capital expenditures, primarily through cash flow from operating activities. We believe that our existing cash and cash equivalents, the cash generated from operations, and the borrowing capacity under our Credit Agreement as described below will be sufficient to fund our operations and capital expenditures for at least the next twelve (12) months. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure, or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds or we may decide to do so opportunistically.
Debt
On June 24, 2021, the Company, a subsidiary of the Company, JPMorgan Chase Bank, N.A., as administrative agent and JPMorgan Chase Bank, N.A., Silicon Valley Bank and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers entered into a credit agreement (the “Credit Agreement”) which provides for a five-year revolving credit facility in an aggregate principal amount of $75.0 million. Borrowings under the Credit Agreement may be borrowed, repaid and re-borrowed by the Company, and are available for working capital, general corporate purposes, and permitted acquisitions.
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
As of December 31, 2025, we do not have any outstanding amounts under the Credit Agreement.

Cash Flows
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024
Net cash provided by operating activities	$26,340	$45,740
Net cash used in investing activities	(16,902)	(26,294)
Net cash used in financing activities	(14,907)	(41,913)
Effect of exchange rate on cash and cash equivalents	1,240	(638)
Net change in cash, cash equivalents, and restricted cash	$(4,229)	$(23,105)
Operating Activities
During the year ended December 31, 2025, operating activities provided $26.3 million of net cash as compared to $45.7 million during the year ended December 31, 2024. The change in cash provided from operating activities primarily related to lower net revenue.
Investing Activities
During the year ended December 31, 2025, investing activities used $16.9 million of net cash as compared to $26.3 million during the year ended December 31, 2024. The change in cash used in investing activities was primarily due to $3.4 million less cash used for assets acquired from business combinations, $3.0 million less cash used to purchase intangible assets and internal-use software, and $3.0 million less cash used to purchase property and equipment.
Financing Activities
During the year ended December 31, 2025, financing activities used $14.9 million of net cash, while financing activities used $41.9 million of net cash during the year ended December 31, 2024. The change in cash used in financing activities was due to $27.7 million less cash used for share repurchases and $0.5 million less in payments made for tax withholding on stock-based compensation. This was offset by an increase in minimum guarantees paid of $1.2 million.
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
Goodwill

The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recognized as goodwill.

As of December 31, 2025, our goodwill totaled $52.2 million. We assess the impairment of goodwill of our reporting unit annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair value of the reporting unit is estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach requires the use of significant estimates of expected revenues as well as discount rates to determine the estimated fair value. The market approach uses comparable company information to determine revenue and earnings multiples to value our reporting unit. Failure to achieve these expected results or market multiples may cause a future impairment of goodwill at the reporting unit.
We conducted our annual impairment test of goodwill as of October 1, 2025 and 2024. As of December 31, 2025, we determined that no impairment of the carrying value of goodwill was required. See Note 11—Goodwill to the consolidated financial statements included in this report.
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
Players can earn loyalty points through a variety of activities, including but not limited to playing the Company’s games, engaging with in-game advertising, engaging with marketing emails, and logging into the game. The loyalty points can be redeemed for rewards offered by the Company’s rewards partners. There is no obligation for the Company to pay or otherwise compensate the Company’s rewards partners for any player redemptions under the Company’s rewards partner agreements. In addition, both paying and non-paying players can earn loyalty points. Therefore, the loyalty points earned by players are marketing offers and do not provide players with material rights. Accordingly, the earned loyalty points do not require any allocation to the transaction price of virtual currency. Loyalty points or other virtual currencies may be included in certain bundled purchases through certain platforms. Loyalty points or other virtual currencies are not available to be purchased separately and there is no standalone selling price. If loyalty points or other forms of virtual currencies are included in bundled purchases, the Company will allocate a portion of the transaction price to each of the virtual currencies using the residual approach.
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

We have elected to account for the impact of the global intangible low-taxed income (GILTI) inclusion and base erosion anti-avoidance tax (BEAT) based on the period cost method

See Note 16 Income Taxes to the consolidated financial statements for further information regarding income taxes.
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
Interest Rate Risk
Our exposures to market risk for changes in interest rates relate primarily to our Credit Agreement. The Credit Agreement is a floating rate facility. Therefore, fluctuations in interest rates will impact the amount of interest expense we incur and have to pay. We did not have any borrowings outstanding under our Credit Agreement at December 31, 2025 and December 31, 2024, respectively.
We do not purchase or hold any derivative financial instruments for trading purposes.
Investment Risk
We had cash and cash equivalents totaling $104.9 million and $109.2 million as of December 31, 2025 and December 31, 2024, respectively. Our investment policy and strategy primarily attempt to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents primarily consist of cash on hand and money market mutual funds. We have not entered into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would have increased or decreased our interest income for a twelve-month period by an immaterial amount.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of PLAYSTUDIOS, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PLAYSTUDIOS, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used the discounted cash flow method and guideline public company method to estimate fair value, which requires management to make significant estimates and assumptions related to discount rates and forecasts of future revenues. Changes in these assumptions could have a significant impact on the fair value of the reporting unit. Goodwill relates to reporting units within the Company’s playGAMES reportable segment. The fair value of the reporting units exceeded their carrying values as of the measurement date and, therefore, no impairment was recognized.
Given the significant judgments made by management to estimate the fair value of a certain reporting unit and the difference between its fair value and carrying value, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s assumptions used in estimating the fair value of the reporting unit included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the reporting unit, such as controls related to management’s selection of the discount rate and forecasts of future revenue.
•We evaluated the reasonableness of management’s revenue forecasts by:
◦Comparing actual results to management’s historical forecasts.
◦Comparing the forecasts to Internal communications to management and the Board of Directors.
◦Considering the impact of changes in the competitive, regulatory, and economic environment on management’s projections.
◦Evaluating the impact of changes in management’s forecasts from October 1, 2025, annual measurement date to December 31, 2025.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:
◦Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP
Las Vegas, Nevada
March 16, 2026
We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of PLAYSTUDIOS, Inc:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of PLAYSTUDIOS, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 16, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Las Vegas, Nevada
March 16, 2026

PLAYSTUDIOS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$104,935	$109,179
Receivables, net	22,818	30,767
Prepaid expenses and other current assets	7,018	7,156
Total current assets	134,771	147,102
Property and equipment, net	13,426	16,118
Operating lease right-of-use assets	7,533	9,703
Intangibles assets and internal-use software, net	76,430	90,996
Goodwill	52,222	52,222
Other long-term assets	6,236	6,814
Total non-current assets	155,847	175,853
Total assets	$290,618	$322,955
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,493	1,518
Operating lease liabilities, current	3,656	3,405
Contingent consideration, current	5,561	—
Accrued and other current liabilities	32,468	44,495
Total current liabilities	43,178	49,418
Minimum guarantee liability	12,000	18,000
Operating lease liabilities, noncurrent	4,070	6,659
Contingent consideration, noncurrent	2,747	3,340
Other long-term liabilities	757	823
Total non-current liabilities	19,574	28,822
Total liabilities	$62,752	$78,240
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value (100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024)	—	—
Class A common stock, $0.0001 par value (2,000,000 shares authorized, 131,823 and 127,734 shares issued, and 110,084 and 108,287 shares outstanding as of December 31, 2025 and December 31, 2024, respectively)	11	11
Class B common stock, $0.0001 par value (25,000 shares authorized, 16,457 and 16,457 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively).	2	2
Additional paid-in capital	340,802	327,951
Accumulated deficit	(59,963)	(31,324)
Accumulated other comprehensive income (loss)	1,806	(632)
Treasury stock, at cost, 21,739 and 19,450 shares at December 31, 2025 and December 31, 2024, respectively	(54,792)	(51,293)
Total stockholders’ equity	227,866	244,715
Total liabilities and stockholders’ equity	$290,618	$322,955
The accompanying notes are an integral part of these consolidated financial statements.

PLAYSTUDIOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2025	2024
Net revenue	$235,097	$289,429
Operating expenses:
Cost of revenue(1)	57,467	72,716
Selling and marketing	55,475	64,623
Research and development	58,376	67,683
General and administrative	45,859	46,121
Depreciation and amortization	38,360	45,440
Restructuring and related	3,482	25,710
Total operating costs and expenses	259,019	322,293
Loss from operations	(23,922)	(32,864)
Other income (expense), net:
Change in fair value of warrant liabilities	156	856
Change in fair value of contingent consideration	(4,968)	(85)
Interest income, net	2,943	4,902
Other expense, net	(910)	(97)
Total other (loss) income, net	(2,779)	5,576
Loss before income taxes	(26,701)	(27,288)
Income tax expense	(1,938)	(1,399)
Net loss	$(28,639)	$(28,687)
Net loss attributable to common stockholders per share:
Basic	$(0.23)	$(0.22)
Diluted	$(0.23)	$(0.22)
Weighted average shares of common stock outstanding:
Basic	125,679	129,438
Diluted	125,679	129,438

(1)Amounts exclude depreciation and amortization.
The accompanying notes are an integral part of these consolidated financial statements.

PLAYSTUDIOS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2025	2024
Net loss	$(28,639)	$(28,687)
Other comprehensive income (loss):
Change in foreign currency translation adjustment(1)	2,400	(432)
Unrealized gain (loss) from derivative financial instruments(1)	824	(760)
Reclassification of loss (gain) from settlement of derivative financial instruments included in net loss(1)	(786)	436
Total other comprehensive income (loss)	2,438	(756)
Comprehensive loss	$(26,201)	$(29,443)

(1)These amounts are presented gross of the effect of income taxes. The total change and the corresponding effect of income taxes are immaterial.
The accompanying notes are an integral part of these consolidated financial statements.

PLAYSTUDIOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	118,200	12	16,457	$2	310,944	124	(2,637)	(20,094)	288,351
Net loss	—	—	—	—	—	—	(28,687)	—	(28,687)
Exercise of stock options	287	—	—	—	287	—	—	—	287
Restricted stock vesting, net of shares withheld	4,527	—	—	—	(2,701)	—	—	—	(2,701)
Stock-based compensation	—	—	—	—	19,421	—	—	—	19,421
Repurchase of common stock	(14,727)	(1)	—	—	—	—	—	(31,199)	(31,200)
Other comprehensive income	—	—	—	—	—	(756)	—	—	(756)
Balance as of December 31, 2024	108,287	11	16,457	$2	327,951	(632)	(31,324)	(51,293)	244,715
Net loss	—	—	—	—	—	—	(28,639)	—	(28,639)
Exercise of stock options	172	—	—	—	122	—	—	—	122
Restricted stock vesting, net of shares withheld	3,915	—	—	—	(1,979)	—	—	—	(1,979)
Stock-based compensation	—	—	—	—	14,708	—	—	—	14,708
Repurchase of common stock	(2,290)	—	—	—	—	—	—	(3,499)	(3,499)
Other comprehensive income	—	—	—	—	—	2,438	—	—	2,438
Balance as of December 31, 2025	110,084	$11	16,457	$2	$340,802	$1,806	$(59,963)	$(54,792)	$227,866

The accompanying notes are an integral part of these consolidated financial statements.

PLAYSTUDIOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(28,639)	$(28,687)
Adjustments:
Depreciation and amortization	38,360	45,440
Amortization of loan costs	174	164
Stock-based compensation expense	14,143	18,113
Change in fair value of warrant liabilities	(156)	(856)
Change in fair value of contingent consideration	4,968	85
Asset impairments and write-downs	—	9,228
Deferred income tax benefit	(710)	(1,593)
Other	1,332	980
Changes in operating assets and liabilities
Receivables, net	4,235	3,687
Prepaid expenses and other current assets	(822)	1,269
Income tax receivable	691	1,283
Accounts payable & accrued liabilities	(8,149)	651
Other	913	(4,024)
Net cash provided by operating activities	26,340	45,740
Cash flows from investing activities:
Payment for business combination	—	(3,400)
Purchase of property and equipment	(968)	(3,980)
Additions to internal-use software	(15,525)	(18,624)
Other	(409)	(290)
Net cash used in investing activities	(16,902)	(26,294)
Cash flows from financing activities:
Proceeds from stock option exercises	122	287
Repurchases of treasury stock	(3,499)	(31,200)
Payments for minimum guarantee obligations	(9,547)	(8,295)
Payments for tax withholding of stock-based compensation	(1,983)	(2,705)
Net cash used in financing activities	(14,907)	(41,913)
Foreign currency translation	1,240	(638)
Net change in cash, cash equivalents, and restricted cash	(4,229)	(23,105)
Cash, cash equivalents, and restricted cash at beginning of period	109,784	132,889
Cash, cash equivalents, and restricted cash at end of period	$105,555	$109,784
Supplemental cash flow disclosures:
Interest paid	$791	$165
Income taxes paid, net of (refunds)	$1,554	$1,638

	Years Ended December 31,
	2025	2024
Non-cash investing and financing activities:
Capitalization of stock-based compensation	$565	$1,308
Additions to intangible assets related to licensing agreements	3,469	7,943
Lease modifications	654	2,769
Right-of-use assets acquired under operating leases	—	1,007
Contingent and deferred consideration related to business combination	—	3,355
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
Smaller Reporting Company
As of December 31, 2025, the Company qualified as a Smaller Reporting Company ("SRC") as defined under Rule 12b-2 of the Securities Exchange Act of 1934. As an SRC, we are eligible for and have elected to provide scaled disclosure accommodations in this Annual Report on Form 10-K. These accommodations allow us to provide reduced executive compensation disclosures, fewer years of audited financial statements, and less extensive narrative disclosures compared to larger reporting companies. The Company will reevaluate its eligibility to qualify as an SRC at the end of its second quarter of 2026, and otherwise as required.
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
Restricted Cash
The Company has restricted cash of $0.6 million and $1.2 million as of December 31, 2025 and December 31, 2024. The cash is classified within “Other long-term assets.” Such amounts plus “Cash and cash equivalents” on the Consolidated Balance Sheets equal “Cash, cash equivalents, and restricted cash” on the Consolidated Statements of Cash Flows as of December 31, 2025 and December 31, 2024.
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
The following table summarizes the major receivables of the Company as a percentage of the total trade receivables as of the dates indicated:

	December 31, 2025	December 31, 2024
Apple, Inc.	41.1%	46.6%
Google, LLC	17.8%	19.1%
Xsolla (USA), Inc.	13.6%	6.2%
As of December 31, 2025 and December 31, 2024, the Company did not have any additional counterparties that exceeded 10% of the Company’s total trade receivables.
Property and Equipment, net
The Company states property and equipment at cost, net of accumulated depreciation. The Company capitalizes the costs of improvements that extend the life of the asset, while costs of repairs and maintenance are charged to expense as incurred. Gains or losses on the disposition of property and equipment are included in the determination of income or loss.
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
The fair value of the reporting unit is estimated using market and discounted cash flow approaches. The discounted cash flow approach requires the use of significant estimates of expected revenues as well as discount rates to determine the estimated fair value. The market approach uses comparable company information to determine revenue and earnings multiples to value our reporting unit. Failure to achieve these expected results or market multiples may cause a future impairment of goodwill at the reporting unit.
Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. Any impairment would be recognized for the difference between the fair value and the carrying amount limited to the carrying amount of goodwill. Impairment testing for goodwill is performed at the reporting unit level.
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
Players can earn loyalty points through a variety of activities, including but not limited to playing the Company’s games, engaging with in-game advertising, engaging with marketing emails, and logging into the game. The loyalty points can be redeemed for rewards offered by the Company’s rewards partners. There is no obligation for the Company to pay or otherwise compensate the Company’s rewards partners for any player redemptions under the Company’s rewards partner agreements. In addition, both paying and non-paying players can earn loyalty points. Therefore, the loyalty points earned by players are marketing offers and do not provide players with material rights. Accordingly, the earned loyalty points do not require any allocation to the transaction price of virtual currency. Loyalty points or other virtual currencies may be included in certain bundled purchases through certain platforms. Loyalty points or other virtual currencies are not available to be purchased separately and there is no standalone selling price. If loyalty points or other forms of virtual currencies are included in bundled purchases, the Company will allocate a portion of the transaction price to each of the virtual currencies using the residual approach.
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
The Company has the performance obligation to display and provide access to the virtual currency purchased by the Company’s player within the game whenever the player accesses the game until the virtual currency is consumed. Payment is required at the time of purchase and the transaction price is fixed. The transaction price, which is the amount paid for the virtual currency by the player, is allocated entirely to this single performance obligation. The Company evaluates all consideration payable to a customer and reduces the transaction price if the consideration is not in exchange for a distinct good or service.
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
Cost of Revenue
Cost of revenue relates to direct expenses incurred to generate revenue from online and mobile games and are recorded as incurred. The Company’s cost of revenue consists primarily of payment processing fees, hosting and data center costs related to operating its games, and royalties for licensed content. Payment processing fees consist of fees paid to third-party social and mobile platform operators. If applicable, other than the deferral of payment processing fees associated with deferred revenues, payment processing fees are expensed as incurred.
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
Advertising
Advertising expenses for our games was $37.2 million and $47.0 million for the years ended December 31, 2025 and 2024, respectively. Advertising expenses are included in “Selling and marketing” expenses in the Consolidated Statements of Operations.
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
Foreign Currency Translation and Transactions
The functional currency of each of the Company’s wholly owned foreign subsidiaries is the applicable local currency. The translation of foreign currencies into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the consolidated balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the year. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income/(loss). Adjustments that arise from foreign currency exchange rate changes on transactions, primarily driven by intercompany transactions, denominated in a currency other than the functional currency are included in “Other expense, net” in the Consolidated Statements of Operations.
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
Net Loss Per Share
Net loss per share (“EPS”) is calculated using the two-class method required for participating securities and multiple classes of common stock. Basic loss per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Net loss available to common stockholders represents net loss attributable to common stockholders reduced by the allocation of earnings to participating securities. Diluted earnings per share adjusts basic earnings per share for the potentially dilutive impact of stock options, warrants, restricted stock units, performance share units, and contingently issuable earnout shares. The dilutive effect of stock options, warrants, restricted stock, and contingently issuable earnout shares is computed using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.
Recent Accounting Pronouncements
Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). ASU 2023-09 requires that public business entities expand their annual disclosures related to rate reconciliation and income taxes paid, and provide a disaggregated presentation between domestic and foreign income or loss from continuing operations before income tax expense and income tax expense or benefit from continuing operations. This guidance is effective for annual periods beginning after December 15, 2024. The Company adopted the new accounting standard for the year ended December 31, 2025 on a prospective basis. Comparative information for prior periods has not been restated and continues to be presented under the disclosure requirements in effect during those periods. The adoption of this guidance did not have an effect on the Company’s financial position, results of operations, or cash flows. See Note 16—Income Taxes for additional disclosures.
Recently Issued Accounting Standards Not Yet Adopted
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
playGAMES: This segment is a leading developer and publisher of digital games on mobile and web platforms. It operates primarily in the social gaming market, which is characterized by gameplay online or on mobile devices, that is social, competitive, and self-directed in pace and session length. playGAMES also operates in the casual space. playGAMES generates the majority of our revenue from in-app purchases in the form of virtual currencies, which players can use to play social casino games. Players who install our social casino games typically receive free virtual currency upon the initial launch of the game and additional virtual currencies at specific time intervals. Players may exhaust the virtual currencies that they receive for free and may choose to purchase additional virtual currencies in order to extend their time of game play. Once obtained, virtual currencies (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within our games. playGAMES generates additional revenue in the casual space from the receipt of advertising revenue. Players who install our casual games receive free, unlimited gameplay that requires viewing of periodic in-game advertisements.
playAWARDS: This segment consists of all of our loyalty program globally in which we are developing an end-to-end loyalty solutions to enrich, motivate and retain customers, including program design, points management and administration, and broad-based fulfillment and redemption across multiple channels. Loyalty points may be included in certain bundled purchases through certain platforms. Loyalty points are not available to be purchased separately and there is no standalone selling price. If loyalty points are included in bundled purchases, the Company will allocate a portion of the transaction price to loyalty points using the residual approach.

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

The following tables present the Company’s segment information:

	Year Ended December 31, 2025
	playGAMES	playAWARDS	Total
Net revenue
Virtual currency	$188,381	$986	$189,367
Advertising	45,708	—	45,708
Other	—	22	22
	234,089	1,008	235,097
Segment expenses
Cost of sales	57,366	101	57,467
Payroll & related	37,352	6,016	43,368
User acquisition	37,203	—	37,203
Other(1)	43,527	3,591	47,118
	175,448	9,708	185,156

Reportable segment AEBITDA	58,641	(8,700)	49,941

Other operating expense
Corporate and other			14,346
Restructuring expenses			3,482
Other reconciling items			8
Stock based compensation			14,143
Special infrequent			3,524
Depreciation and amortization			38,360
			73,863
Non-operating income (expense)
Change in fair value of warrant liabilities			156
Change in fair value of contingent consideration			(4,968)
Interest income (expense), net			2,943
Other (expense) income, net			$(910)
			(2,779)

Loss before income taxes			(26,701)
Income tax expense			$(1,938)
Net income (loss)			$(28,639)

	Year Ended December 31, 2024
	playGAMES	playAWARDS	Total
Net revenue
Virtual currency	$228,877	$54	$228,931
Advertising	60,197	—	60,197
Other	293	8	301
	289,367	62	289,429
Segment expenses
Cost of sales	72,710	6	72,716
Payroll & related	49,994	10,035	60,029
User acquisition	46,969	—	46,969
Other(1)	34,620	3,731	38,351
	204,293	13,772	218,065

Reportable segment AEBITDA	85,074	(13,710)	71,364

Other operating expense
Corporate and other			14,815
Restructuring expenses			25,710
Other reconciling items			150
Stock based compensation			$18,113
Depreciation and amortization			45,440
			104,228
Non-operating income (expense)
Change in fair value of warrant liabilities			856
Change in fair value of contingent consideration			(85)
Interest income (expense), net			4,902
Other (expense) income, net			$(97)
			5,576

Loss before income taxes			(27,288)
Income tax expense			$(1,399)
Net income (loss)			$(28,687)

(1)Consists of legal, rent, information technology, outside services, marketing, and other general and administrative expenses.
Reorganization
On October 29, 2024, the Company initiated an internal reorganization plan (the “2024 Reorganization Plan”) to enhance efficiency and reduce operating expenses. The 2024 Reorganization Plan included a reduction of the Company’s total global workforce by approximately 30 percent, which was substantially completed by the end of the 2024 fiscal year.

The following table presents the charges for the 2024 Reorganization Plan:

	Year Ended December 31, 2025
	playGAMES	playAWARDS	Corporate and Other	Total
Severance and employee-related costs	$119	$1	18	$138
Total	$119	$1	$18	$138

	Year Ended December 31, 2024
	playGAMES	playAWARDS	Corporate and Other	Total
Severance and employee-related costs	$3,956	$768	979	$5,703
Asset impairments	7,388	1,840	223	9,451
Other	568	39	468	1,075
Total	$11,912	$2,647	$1,670	$16,229
The following table summarizes the activity related to the liabilities associated with the 2024 Reorganization Plan for the years ended December 31, 2025 and 2024:

	playGAMES	playAWARDS	Corporate and Other	Total
Balance as of December 31, 2023	$—	$—	$—	$—
Reorganization charges	11,912	2,647	1,670	16,229
Non-cash charges	(7,388)	(1,840)	(443)	(9,671)
Payments	(2,317)	(611)	(862)	(3,790)
Balance as of December 31, 2024	2,207	196	365	2,768
Reorganization charges	119	1	18	138
Non-cash charges	—	—	—	—
Payments	(2,326)	(197)	(383)	(2,906)
Balance as of December 31, 2025	$—	$—	$—	$—

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
The purchase price for the Pixode assets was $3.5 million at closing, and the Company agreed to pay additional consideration, contingent upon the satisfaction of certain product and financial milestones, up to a maximum amount of $113.5 million. Subject to meeting certain financial minimum milestones, the Company will pay the sellers of the Pixode assets a percentage of an adjusted net revenue for a three-year period commencing on the re-launch date of the rebranded Pixode assets, payable at the end of each fiscal year.
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

The following table summarizes the consideration paid for Pixode and the assets acquired as of the acquisition date:

Consideration:	July 1, 2024
Cash consideration	$3,500
Contingent consideration	3,255
Total consideration transferred	$6,755

Identifiable assets acquired:
Developed technology (weighted-average useful life of 5 years)	$1,650
Property and equipment, net	16
Total identifiable net assets	$1,666

Goodwill	$5,089
As of December 31, 2025, the fair value of the contingent consideration was $8.3 million.

NOTE 5—RELATED-PARTY TRANSACTIONS
The following table is a summary of balance sheet assets and liabilities from related parties:

	December 31, 2025	December 31, 2024	Financial Statement Line Item
Marketing Agreement	$1,000	$1,000	Intangibles, net
The Company’s revenues and expenses recognized from related parties were immaterial during the years ended December 31, 2025 and 2024.
MGM Resorts International (“MGM”)
MGM is a stockholder and the President and Chief Executive Officer of MGM Resorts Japan also serves on the Company’s Board of Directors. MGM owned approximately 16.6 million shares of the Company's outstanding Class A common stock as of each of December 31, 2025 and December 31, 2024.
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
PLAYSTUDIOS Impact Fund
During the year ended December 31, 2025, the Company made charitable contributions of $1.5 million to the PLAYSTUDIOS Impact Fund (the “Fund”), a tax-exempt private foundation established by the Company and administered by certain members of the Company’s management team. These individuals serve as officers and directors of the Fund but receive no compensation in such capacities. The Fund supports charitable causes selected based on input from Company employees and customers. The contributions were recorded in "General and administrative" in the accompanying

Consolidated Statements of Operations. The Company did not make any charitable contribution during the year ended December 31, 2024.

NOTE 6—RECEIVABLES, NET
Receivables, net consist of the following:

	December 31, 2025	December 31, 2024
Trade receivables	$22,029	$26,264
Insurance receivable	—	3,750
Other receivables	821	770
Allowance for uncollectible amounts	(32)	(17)
Total receivables, net	$22,818	$30,767
Insurance receivable is related to the legal proceedings discussed in Note 12—Accrued and Other Current Liabilities.
NOTE 7—PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	December 31, 2025	December 31, 2024
Prepaid expenses	$5,160	$4,513
Income tax receivable	1,632	2,316
Other current assets	226	327
Total prepaid expenses and other current assets	$7,018	$7,156
NOTE 8—FAIR VALUE MEASUREMENT
The carrying values of the Company’s cash and cash equivalents, receivables, net, prepaid expenses and other current assets, and accounts payable approximate fair value due to their short maturities.
The following tables present the liabilities measured at fair value on a recurring basis, by input level, in the Consolidated Balance Sheets at December 31, 2025 and December 31, 2024:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$43	—	—	$43
Private Warrants	—	31	—	31
Contingent consideration	—	—	8,308	8,308
Total financial liabilities	$43	$31	$8,308	$8,382

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$134	—	—	$134
Private Warrants	—	96	—	96
Derivative financial instruments	—	38	—	38
Contingent consideration	—	—	3,340	3,340
Total financial liabilities	$134	$134	$3,340	$3,608

The fair value of our Level 3 contingent consideration liabilities relate to the Pixode Acquisition. This contingent consideration is primarily based on expected payments arising from a percentage of an adjusted net revenue for a three year period commencing on the re-launch date of the rebranded Pixode assets, payable at the end of each fiscal year. The value of these payments are subject to various market and operational risks. As of December 31, 2025 and December 31, 2024, significant unobservable inputs include a discount rate of approximately 12.1% and 13.5%, respectively, and the probability of revenue growth over the same three year period. See Note 4—Business Combinations for more information on the Pixode Acquisition. The change in fair value consisted of the following:

Total
Balance as of December 31, 2023	$—
Recorded in connection with business combinations	3,255
Fair value adjustments based upon post-acquisition performance	85
Balance as of December 31, 2024	$3,340
Fair value adjustments based upon post-acquisition performance	4,968
Balance as of December 31, 2025	$8,308

NOTE 9—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	December 31, 2025	December 31, 2024
Land and land improvements	$1,923	$1,680
Building and building improvements	5,932	5,890
Computer equipment	9,986	9,288
Leasehold improvements	11,628	10,964
Purchased software	586	704
Furniture and fixtures	3,681	3,812
Total property and equipment	33,736	32,338
Less: accumulated depreciation	(20,310)	(16,220)
Total property and equipment, net	$13,426	$16,118
The aggregate depreciation expense for property and equipment, net is reflected in “Depreciation and amortization” in the Consolidated Statements of Operations. During the years ended December 31, 2025 and 2024, depreciation expense was $3.9 million and $4.9 million, respectively. There were no impairment charges or material write-offs were for the year ended December 31, 2025, and there was $0.4 million recorded for the year ended December 31, 2024.
Property and equipment, net by region consists of the following:

	December 31, 2025	December 31, 2024
United States	$9,246	$10,947
Europe, Middle East, and Africa	3,425	4,059
All other regions and countries	755	1,112
Total property and equipment, net	$13,426	$16,118

NOTE 10—INTANGIBLE ASSETS AND INTERNAL-USE SOFTWARE, NET
Intangible Assets
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset other than goodwill:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Licenses	$83,820	$(45,670)	$38,150	$80,101	$(33,424)	$46,677
Acquired technology	16,653	(11,088)	5,565	16,653	(8,238)	8,415
Customer relationships	12,000	(7,800)	4,200	12,000	(5,400)	6,600
Trade names	2,741	(1,728)	1,013	2,740	(1,578)	1,162
Internal-use software	204,254	(178,101)	26,153	188,164	(161,228)	26,936
Other	379	(30)	349	220	(14)	206
	319,847	(244,417)	75,430	299,878	(209,882)	89,996
Nonamortizable intangible assets:
Marketing Agreement with a related party	1,000	—	1,000	1,000	—	1,000
Total intangible assets	$320,847	$(244,417)	$76,430	$300,878	$(209,882)	$90,996
The aggregate amortization expenses for amortizable intangible assets are reflected in “Depreciation and amortization” in the Consolidated Statements of Operations. During the years ended December 31, 2025 and 2024, intangible asset and internal-use software amortization expenses were $34.5 million and $40.6 million, respectively.
The Company did not record a non-cash impairment charge during the year ended December 31, 2025. The Company recorded non-cash impairment charges of $9.2 million within "Restructuring and related" in the Consolidated Statement of Operations during the year ended December 31, 2024.
As of December 31, 2025, the estimated annual amortization expenses for the years ending December 31, 2026 through 2030 and thereafter is as follows:

Year Ending December 31,	Projected Amortization Expense
2026	$33,160
2027	21,892
2028	13,232
2029	6,471
2030	172
Thereafter	503
Total	$75,430

NOTE 11—GOODWILL
The following table provides the changes in the carrying amount of goodwill allocated to the playGAMES segment for the years ended December 31, 2025 and December 31, 2024:

	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance as of December 31, 2024	52,222	—	52,222
Additions from acquisitions	—	—	—
Measurement period adjustments	—	—	—
Balance as of December 31, 2025	$52,222	$—	$52,222
NOTE 12—ACCRUED AND OTHER CURRENT LIABILITIES
Accrued liabilities consist of the following:

	December 31, 2025	December 31, 2024
Accrued payroll and related	9,143	11,824
Accrued user acquisition	3,793	3,609
Income taxes payable	1,476	1,468
Warrant liabilities	74	230
Minimum guarantee liability	9,469	9,610
Accrued litigation	3,245	9,827
Other licensing agreements	—	2,431
Other accruals	5,268	5,496
Total accrued liabilities	$32,468	$44,495
Accrued Litigation
On April 6, 2022, a class action lawsuit was filed in the United States District Court, Northern District of California, by a purported Company shareholder in connection with alleged federal securities law violations: Christian A. Felipe et. al. v. PLAYSTUDIOS, Inc. (the “Felipe Complaint”). On July 15, 2022, the Felipe Complaint was transferred to the United States District Court for the District of Nevada, Southern Division. On October 4, 2022, the plaintiffs filed an amendment to the Felipe Complaint. The Felipe Complaint named the Company, several current and former board members of the Company, board members and officers of Acies Acquisition Corp., and Andrew Pascal, the Company’s Chairman and CEO, as defendants. The Felipe Complaint alleged misrepresentations and omissions regarding the state of the Company’s development of the Kingdom Boss game and its financial projections and future prospects in the S-4 Registration Statement filed by Acies that was declared effective on May 25, 2021, the Proxy Statement filed by Acies on May 25, 2021, and other public statements that touted Old PLAYSTUDIOS’ and the Company’s financial performance and operations, including statements made on earnings calls and the Amended S-1 Registration Statement filed by the Company that was declared effective on July 30, 2021. The Felipe Complaint alleged that the misrepresentations and omissions resulted in stock price drops of 13% on August 12, 2021, and 5% on February 25, 2022, following (i) the Company’s release of financial results for the second quarter of 2021, ended on June 30, 2021, and (ii) the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and issuance of a press release summarizing financial results for the fourth quarter and year ended December 31, 2021, respectively. The Felipe Complaint sought an award of damages for an unspecified amount. On January 20, 2025, the parties reached an agreement in principle to settle the matter. On December 7, 2025, the settlement received final approval by the federal district court in which the case was pending, judgment was entered, and the case was dismissed with prejudice.
On March 8, 2023, Angel Deann Pilati, a purported adult resident citizen of Franklin County, Alabama, filed a civil lawsuit against PLAYSTUDIOS US, LLC in the Circuit Court of Franklin County Alabama (the "Pilati Lawsuit"), alleging that PLAYSTUDIOS US, LLC makes available online games and applications across multiple platforms that are games of chance and thus illegal gambling under Alabama law and seeking to recover, under Alabama’s loss recovery act, all sums paid by Alabama residents to PLAYSTUDIOS US, LLC in its online gambling games during the period beginning one year before the filing of the complaint until the case is resolved. On August 23, 2023, the plaintiff amended the complaint to exclude recovery for Alabama residents who lost $75,000 or more during the statute of limitations period. The plaintiff claims to seek this recovery "to go to the benefit of the families" of players who paid money to play the games. As of

December 31, 2025, the Pilati Lawsuit is stayed pending the "Settlement" described below. The Company believes the claims are without merit and if the Settlement is not completed, intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of this litigation.
On November 13, 2023, Sandra Tucker Duckworth, a purported citizen of Tennessee, filed a civil lawsuit against PLAYSTUDIOS US, LLC in the Circuit Court for the 14th Judicial District of Tennessee (the "Duckworth Lawsuit") alleging that PLAYSTUDIOS US, LLC makes available online games of chance that constitute illegal gambling under Tennessee law and seeking to recover, under Tennessee's loss recovery act, all sums paid by Tennessee residents to PLAYSTUDIOS US, LLC in its online gambling games during the period beginning one year before the filing of the lawsuit until the case is resolved, excluding recovery of money lost by a Tennessee resident who lost $75,000 or more during the statute of limitations period. The plaintiff claims to seek this recovery for the benefit of each individual player's spouse, or if not spouse, child or children, and if not child or children, the next of kin. As of December 31, 2025, the Pilati Lawsuit is stayed pending the "Settlement" described below. The Company believes the claims are without merit and if the Settlement is not completed, intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of this litigation.
On August 22, 2024, James Scott Tipmore, a purported citizen of Kentucky, filed a civil lawsuit against PLAYSTUDIOS US, LLC in the United States District Court for the Western District of Kentucky (the "Tipmore Lawsuit"), alleging that PLAYSTUDIOS US, LLC makes available online games of chance that constitute illegal gambling under Kentucky law and seeking to recover, under Kentucky's loss recovery act, treble the sums paid by Kentucky residents to PLAYSTUDIOS US, LLC in its online gambling games during the period beginning five years before the filing of the lawsuit until the case is resolved. As of December 31, 2025, the Pilati Lawsuit is stayed pending the "Settlement" described below. The Company believes the claims are without merit and if the Settlement is not completed, intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of this litigation.
The Company received four demands for arbitration during 2023 claiming that the games operated by PLAYSTUDIOS US, LLC constitute illegal gambling under the laws of various states. As of December 31, 2025, three of the demands for arbitration have been stayed pending the "Settlement" described below (the "State Arbitration Demands"). These demands generally attempt to recover amounts spent by third parties on the Company’s games by relying on state gambling loss recovery statutes and/or by seeking to have the applicable Terms of Service declared invalid. The Company believes that the claims are without merit and if the Settlement is not completed, the Company intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the arbitration proceedings.
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
As of December 31, 2025 and 2024 the Company accrued $3.2 million and $9.8 million, respectively, in connection with the Felipe Complaint, Pilati Lawsuit, Duckworth Lawsuit, Tipmore Lawsuit, and State Arbitration Demands. During the year ended December 31, 2025, the Company paid $2.75 million in connection with the settlement of the Felipe Complaint and an insurer contributed an additional $3.75 million toward the settlement, resulting in a total settlement of $6.5 million. The Company does not have any additional accruals related to the Felipe Complaint.

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
At December 31, 2025, there were approximately 5.4 million Public Warrants and 3.8 million Private Warrants outstanding. See Note 8—Fair Value Measurement for further information.
NOTE 13—LEASES
The Company's operating leases primarily consist of real estate leases such as offices. Our leases have remaining terms of approximately less than one year to three years. During the years ended December 31, 2025 and December 31, 2024, operating lease expense was $4.2 million and $4.6 million, respectively. We do not have any finance leases. Our total variable and short-term lease payments were immaterial for all periods presented. As of December 31, 2025, we did not have material additional operating leases that have not yet commenced.
On June 30, 2024, the Company renewed its lease of office space located in Tel Aviv, Israel. The original lease term was set to expire on December 31, 2024. The renewed lease term extends for an additional three years through December 31, 2027. As a result of the lease renewal, the Company recognized an additional right-of-use asset and lease liability of $3.4 million.
Supplemental balance sheet information related to operating leases are as follows:

	December 31, 2025	December 31, 2024
Operating lease right-of-use assets, net	$7,533	$9,703
Operating lease liabilities, current	3,656	3,405
Operating lease liabilities, noncurrent	4,070	6,659
Operating lease liabilities, total	$7,726	$10,064

Weighted average remaining lease term, years	2.1	2.9
Weighted average discount rate	6.3%	6.1%

Operating lease liability maturities:

Year ending December 31,	Operating Leases
2026	$4,131
2027	3,587
2028	620
Total undiscounted cash flows	$8,338
Less: imputed interest	$(612)
Lease liabilities, total	$7,726

NOTE 14—LONG-TERM DEBT
Credit Agreement
On June 24, 2021, the Company, a subsidiary of the Company, JPMorgan Chase Bank, N.A., as administrative agent and JPMorgan Chase Bank, N.A., Silicon Valley Bank and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers entered into a credit agreement (the “Credit Agreement”) which provides for a five-year revolving credit facility in an aggregate principal amount of $75.0 million. Borrowings under the Credit Agreement may be borrowed, repaid and re-borrowed by the Company, and are available for working capital, general corporate purposes, and permitted acquisitions.
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
The Company capitalized a total of $0.8 million in debt issuance costs related to the Credit Agreement and subsequent amendments. As of December 31, 2025, the Company does not have any balances outstanding under the Credit Agreement.

NOTE 15—REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table summarizes the Company’s revenue disaggregated by type, and by over time or point in time recognition:

	Years Ended December 31,
	2025	2024
Virtual currency (over time)	$189,367	$228,930
Advertising (point in time)	45,708	60,197
Other revenue (point in time)	22	302
Total net revenue	$235,097	$289,429
The following table summarizes the Company’s virtual currency revenue disaggregated by platform:

	Years Ended December 31,
	2025	2024
Third-party platforms	$161,737	$213,466
Direct-to-consumer platforms	27,630	15,464
Total virtual currency	$189,367	$228,930
The following table summarizes the Company’s revenue disaggregated by geography:

	Years Ended December 31,
	2025	2024
United States	$196,381	$244,184
All other countries	38,716	45,245
Total net revenue	$235,097	$289,429
Contract Balances
Contract assets represent the Company’s ability to bill customers for performance obligations completed under a contract. As of December 31, 2025 and December 31, 2024, contract assets recorded in the Company’s Consolidated Balance Sheets were immaterial. The deferred revenue balance related to the purchase of virtual currency was $0.4 million as of December 31, 2025 and $0.1 million as of December 31, 2024. The opening and closing balance of trade receivables is further described in Note 6—Receivables, net.
NOTE 16—INCOME TAXES
The components of income (loss) before income taxes were as follows:

	Years Ended December 31,
(in thousands)	2025	2024
United States	$(29,928)	$(31,268)
Foreign	3,227	3,980
Total loss	$(26,701)	$(27,288)

The provision for income taxes consisted of the following:

	Years Ended December 31,
(in thousands)	2025	2024
Current tax expense:
Federal	$360	$(11)
State	304	710
Foreign	1,513	2,071
Total current tax expense	$2,177	$2,770

Deferred tax expense:
Federal	$42	$(634)
State	(526)	364
Foreign	245	(1,101)
Total deferred tax expense	$(239)	$(1,371)

Provision for Income Taxes	$1,938	$1,399
The following is a reconciliation between the U.S. federal statutory tax rate and our effective tax rate for the current year, expressed in thousands and as a percentage of pre-tax income:

	December 31, 2025
(in thousands)	Amount	Percent
Tax expense (benefit) computed at U.S. federal statutory rate	$(5,607)	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (1)	(78)	0.3
Foreign tax effects
Israel:
Stock-based compensation(2)	611	(2.3)
Other	235	(0.9)
Other foreign jurisdictions	558	(2.1)
Effects of cross-border tax laws
Foreign branch income	582	(2.2)
Deduction for foreign taxes	(281)	1.1
Other effects	122	(0.5)
Tax credits:
R&D tax credits	(160)	0.6
Changes in valuation allowance	3,974	(14.9)
Nontaxable or nondeductible items:
Stock-based compensation(2)	1,683	(6.3)
Section 162(m) - executive compensation	284	(1.1)
Other nontaxable or nondeductible items	277	(1.0)
Changes in unrecognized tax benefits	7	—
Other adjustments	(269)	1.0
Effective income tax rate	$1,938	(7.3)%
(1)States that make up the majority (>50%) of state and local taxes are California, Texas, and Illinois.

(2)Stock-based compensation includes non-deductible equity compensation and tax effects of shortfalls and windfalls.

December 31, 2024
Statutory rate	21.0%
Foreign provision	(0.2)
State/province income tax	2.7
Stock compensation	(9.6)
Unrecognized tax benefits	(0.1)
Research credit	2.5
Return to provision	5.8
Other foreign branch impacts	(4.6)
Valuation allowance	(17.5)
Foreign-derived intangible income deduction (FDII)	0.2
Global intangible low taxed income (GILTI)	(0.5)
Non-deductible expenses-other	(4.0)
Foreign branch income	(3.1)
Foreign tax deduction	1.8
Fair value adjustment on warrants	0.8
Foreign tax settlement	—
Other	(0.3)
Effective tax rate	(5.1)%
The Company made income tax payments (net of refunds received) during the year ended December 31, 2025, as follows:

(in thousands)	Year Ended December 31, 2025
Federal	$—
State	132
Foreign:
Israel	920
Serbia	363
Singapore	152
Other foreign jurisdictions	(13)
Total cash paid for income taxes (net of refunds received)	$1,554
Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$3,300	$2,941
Tax credit carryforwards	1,884	2,545
Accrued liabilities	2,990	3,782
Stock compensation	5,113	5,954
Charitable contribution	399	1
Intangibles	4,327	—
Section 174 amortization(1)	14,663	15,671
Operating lease liabilities	2,495	2,231
Other	182	84
Total gross deferred tax assets	$35,353	$33,209
Less: Valuation allowance	(27,911)	(23,827)
Total deferred tax assets	$7,442	$9,382
Deferred tax liabilities:
Intangibles	—	638
Property and equipment	917	2,486
Prepaid expenses	1,148	1,100
Operating lease assets	1,816	2,140
Other	37	—
Total deferred tax liabilities	$3,918	$6,364
Deferred tax assets (liability), net	$3,524	$3,018

(1)Section 174 amortization for the year ended December 31, 2024 has been reclassified to conform to the current year presentation.
As of December 31, 2025, the Company had gross U.S. federal net operating losses of $6.1 million and tax credit carryforwards of $1.1 million. As of December 31, 2024, the Company had gross U.S. federal net operating losses of $5.1 million and tax credit carryforwards of $0.9 million. The Company’s federal net operating losses can be carried forward indefinitely. The federal research credits are limited to a 20-year carryforward period and will expire starting in 2041.
As of December 31, 2025, the Company had tax effected state net operating loss carryforwards of approximately $1.6 million, of which $0.1 million will carryforward indefinitely and $1.5 million will begin to expire between 2036 and 2044. The Company also had $4.6 million of state research credits, of which $0.5 million begin to expire in 2038 while the remaining are carried forward indefinitely.
After consideration of all positive and negative evidence, including scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax planning strategies, and results of recent operations, management determined that it is more likely than not that a portion of our deferred tax assets will not be realized. As a result, we recorded a valuation allowance of $27.9 million and $23.8 million as of December 31, 2025 and 2024, respectively. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

In July 2025, U.S. Congress enacted the One Big Beautiful Bill Act (“OBBBA”), which included a range of tax reform measures, including the extension and modification of certain provisions originally enacted under the Tax Cuts and Jobs Act. The OBBBA does not materially impact the Company’s effective tax rate or cash flows in the current fiscal year.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Years Ended December 31,
	2025	2024
Balance at beginning of period	$525	$347
Increases for tax positions of prior years	—	170
Increases for tax positions of current year	98	170
Decreases for tax positions of prior years	(68)	(14)
Decreases for lapses in statute of limitations	(77)	$(148)
Balance at end of period	$478	$525
The Company has analyzed filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns and for all open tax years. As of December 31, 2025, the Company recorded approximately $0.5 million of unrecognized tax benefits, of which zero would impact the effective tax rate, if recognized. The Company’s policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax expense. As of December 31, 2025, there are no interest or penalties associated with the uncertain tax benefit as the entire balance relates to a reduction of a deferred tax asset not yet realized.
As of December 31, 2025, current and future earnings in the Company's foreign subsidiaries are not permanently reinvested. Earnings from these subsidiaries are subject to tax in their local jurisdiction, and withholding taxes in these jurisdictions are considered as distributions are made.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, the Company is subject to examination for both U.S. federal and state tax returns for the years 2022 to present. The tax years starting from 2022 remain open to examination by the Israeli Tax Authority. The tax years starting from 2020 remain open to examination by the Hong Kong Inland Revenue Department for Asia. For the remaining jurisdictions, the Company is subject to examination by tax authorities from the date the Company started operations in the respective foreign jurisdiction to present.
NOTE 17—COMMITMENTS AND CONTINGENCIES
Minimum Guarantee Liability
The following are the Company’s total minimum guarantee obligations:

	Years Ended December 31,
	2025	2024
Minimum guarantee liability-current	$9,469	$9,610
Minimum guarantee liability-noncurrent	12,000	18,000
Total minimum guarantee obligations	$21,469	$27,610
Weighted-average remaining term (in years)	1.6	2.0

The following are the Company’s remaining expected future payments of minimum guarantee obligations as of December 31, 2025:

Year Ending December 31,	Minimum Guarantee Obligations
2026	$9,469
2027	6,000
2028	6,000
Total	$21,469
Pixode
In connection with the Pixode Acquisition, in addition to the $3.5 million paid at closing, and the Company agreed to pay a percentage of an adjusted net revenue for a three-year period commencing on the re-launch date of the rebranded Pixode assets, payable at the end of each fiscal year, contingent upon the satisfaction of certain product and financial milestones, up to a maximum amount of $113.5 million. The fair value of the contingent consideration is reassessed at each reporting date, with changes recognized in earnings. The fair value of the contingent consideration as of December 31, 2025 was $8.3 million. Refer to Note 8—Fair Value Measurement for more information.
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
Other
On March 10, 2026, the Company initiated an internal reorganization plan (the “2026 Reorganization Plan”) which is intended to enhance efficiency and reduce operating expenses. The 2026 Reorganization Plan includes a reduction of the Company’s current total global workforce by approximately 27 percent. The Company expects to substantially complete the personnel reduction by the end of the second quarter of fiscal year 2026, but the timing of certain reductions will vary based on job function and location, including local legal requirements.
The Company currently estimates that it will incur approximately $4.5 million to $7.0 million in charges in connection with the 2026 Reorganization Plan, which will be substantially incurred in the first quarter of fiscal year 2026. These charges primarily relate to employee transition, severance payments, employee benefits, stock-based compensation, and lease termination and other facility-related costs. The estimates of the charges and expenditures that the Company expects to incur in connection with the 2026 Reorganization Plan, and the timing thereof, are subject to a number of assumptions, including local legal requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur in connection with the implementation of the Plan.
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

Accumulated Other Comprehensive Income (Loss)
The following tables show a summary of changes in accumulated other comprehensive income (loss):

	Foreign Currency Derivative Contracts	Currency Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2024	$(38)	$(594)	$(632)
Net losses recognized in other comprehensive income before reclassifications	38	—	38
Foreign currency translation	—	2,400	2,400
Balance as of December 31, 2025	$—	$1,806	$1,806

	Foreign Currency Derivative Contracts	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023	$286	$(162)	$124
Net gains recognized in other comprehensive income before reclassifications	(324)	—	(324)
Foreign currency translation	—	(432)	(432)
Balance as of December 31, 2024	$(38)	$(594)	$(632)
Foreign Currency Derivative Contracts
At December 31, 2024, the Company had outstanding foreign currency derivative contracts to purchase certain foreign currencies at future dates. The amount of future operating expenses the Company had hedged was approximately $2.5 million, and all contracts were completed during the year ended December 31, 2025. There were no outstanding derivative contracts at December 31, 2025. The aggregate fair value of the Company’s derivative contracts was a net liability of less than $0.1 million as of December 31, 2024 and was recorded in "Accrued and other liabilities" in the accompanying Consolidated Balance Sheets.
Treasury Stock
The following table summarizes changes in treasury stock:

	Treasury shares	Treasury stock, at cost
Balance as of December 31, 2024	19,450	$51,293
Class A common stock repurchased through the Stock Repurchase Program	2,289	3,499
Balance as of December 31, 2025	21,739	$54,792
Stock Repurchase Program
On November 10, 2021, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $50.0 million of the Company’s Class A common stock over a period of 12 months. Each year since inception, the stock repurchase program has been extended 12 months by the Board of Directors with the most recent extension being approved on October 31, 2025. On November 1, 2023, the Company's Board of Directors increased the remaining amount authorized to $50.0 million. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements, and other business considerations. The remaining availability under the stock repurchase program was $40.0 million as of December 31, 2025 and $43.5 million as of December 31, 2024.

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
As of December 31, 2025, a total of 37.2 million shares of the Company’s Class A common stock had been allocated to awards granted under the 2021 Plan and 13.1 million of those shares remained available for future grants.
Stock-Based Compensation
The following table summarizes stock-based compensation expense that the Company recorded in loss from operations for the periods shown:

	Years Ended December 31,
	2025	2024
Selling and marketing	$387	$1,268
General and administrative	9,857	10,187
Research and development	3,899	6,658
Stock-based compensation expense	$14,143	$18,113
Capitalized stock-based compensation	$565	$1,308
Stock Options
All of the options granted under the 2011 Plan have time-based vesting periods vesting over a period of three to four years and a maximum term of 10 years from the grant date.
The following is a summary of stock option activity for time-based options for the year ended December 31, 2025 (in thousands, except weighted-average exercise price and weighted average remaining contractual term).

	No. of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2023	5,395	$1.27	4.1
Granted	—	—
Exercised	(287)	1.00		$280
Forfeited	(2)	6.18
Expired	(36)	2.77
Outstanding - December 31, 2024	5,070	$1.28	2.9
Granted	—	—
Exercised	(172)	0.71		132
Forfeited	—	—
Expired	(333)	2.04
Outstanding - December 31, 2025	4,565	$1.24	1.8	$15
Unvested - December 31, 2025	—	—	—	—
Exercisable - December 31, 2025	4,565	$1.24	1.8	$15

As of December 31, 2025, there were 4.6 million options outstanding, of which 2.7 million options are issuable into Class A common stock and 1.9 million options are issuable into Class B common stock. As of December 31, 2025, there was no unrecognized compensation expense related to stock options granted to employees.
Restricted Stock Units ("RSUs")
The following is a summary of RSU activity for the year ended December 31, 2025 (in thousands, except weighted-average grant date fair value):

	No. of RSUs	Weighted-Average Grant Date Fair Value	Total Fair Value of Shares Vested
Outstanding - December 31, 2023	11,702	$4.15
Granted	8,639	1.99
Vested	(5,832)	3.88	$22,639
Forfeited	(1,789)	3.56
Outstanding - December 31, 2024	12,720	$2.87
Granted	7,156	1.55
Vested	(5,309)	2.94	$15,634
Forfeited	(2,319)	2.80
Outstanding - December 31, 2025	12,248	$2.09
As of December 31, 2025, there was approximately $16.3 million of total unrecognized compensation expense related to RSUs granted to employees and other service providers and this cost is expected to be recognized over a remaining average period of 1.8 years. The total intrinsic value of RSUs vested during the years ended December 31, 2025 and 2024, was $7.6 million and $12.4 million, respectively.
Performance Stock Units ("PSUs")
The following is a summary of PSU activity for the year ended December 31, 2025 (in thousands, except weighted-average grant date fair value):

	No. of PSUs	Weighted-Average Grant Date Fair Value	Total Fair Value of Shares Vested
Outstanding - December 31, 2023	—	$—
Outstanding - Granted	342	2.20
Outstanding - Vested	—	—	$—
Outstanding - Forfeited	—	—
Outstanding - December 31, 2024	342	$2.20
Granted	2,741	1.67
Vested	—	—	$—
Forfeited	(233)	1.82
Expired	(342)	2.20
Outstanding - December 31, 2025	2,508	$1.65
The PSUs outstanding at December 31, 2025 and 2024 did not vest so there was no stock compensation recognized during the years ended December 31, 2025 and 2024. There was no unrecognized compensation expense as of the year ended December 31, 2025.

NOTE 20—NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss attributable to Class A and Class B common stockholders by the weighted-average number of shares of each respective class of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to Class A and Class B common stockholders by the weighted-average number of each respective class of common stock outstanding, including the potential dilutive securities. For the calculation of diluted net loss per share, net loss attributable to Class A and Class B common stockholders is adjusted to reflect the potential effect of dilutive securities.
The following table sets forth the computation of basic and diluted net loss attributable to Class A and Class B common stockholders per share (in thousands except per share data):

	Years Ended December 31,
	2025		2024
	Class A	Class B	Class A	Class B
Numerator
Net loss attributable to common stockholders – basic	$(24,890)	$(3,749)	$(25,039)	$(3,648)
Potential dilutive effect of derivative instruments	—	—	—	—
Net loss attributable to common stockholders – diluted	$(24,890)	$(3,749)	$(25,039)	$(3,648)
Denominator
Weighted average shares of common stock outstanding - basic	109,222	16,457	112,980	16,458
Potential dilutive effect of stock options	—	—	—	—
Potential dilutive effect of restricted stock units	—	—	—	—
Weighted average shares of common stock outstanding - dilutive	109,222	16,457	112,980	16,458
Net loss attributable to common stockholders per share
Basic	$(0.23)	$(0.23)	$(0.22)	$(0.22)
Diluted	$(0.23)	$(0.23)	$(0.22)	$(0.22)

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
The following equity awards outstanding at the end of each period presented have been excluded from the computation of diluted net loss per share of common stock for the periods presented due to their anti-dilutive effect:

	December 31, 2025	December 31, 2024
Stock options	4,565	5,070
Restricted stock units	12,248	13,063
Performance stock units	2,508	342
Public Warrants	5,383	5,383
Private Warrants	3,822	3,822
Earnout Shares	15,000	15,000
	43,526	42,680
Vesting of the PSUs was based on the Company’s achievement of certain financial performance targets for the fiscal year ended December 31, 2025. Applicable performance targets were not achieved and, therefore, such PSUs did not vest.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer (or persons performing similar functions), as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management, under the supervision of our principal executive and financial officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2025, based on those criteria.
As required by Section 404(b) of the Sarbanes-Oxley Act for accelerated filers, the effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm. Their report is included above.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2025, as required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent or detect all errors or fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that its objectives will be met. The design of a control system must also reflect resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. Inherent limitations include the possibility that judgments may be faulty and that breakdowns can occur because of simple errors or mistakes. Controls may also be circumvented by individual acts, by collusion of two or more people, or by management override. Accordingly, misstatements due to error or fraud may occur and may not be detected. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. In light of the foregoing, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the reasonable assurance level.
ITEM 9B.    OTHER INFORMATION
Trading Plans
During the quarter ended December 31, 2025, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement"), which we will file within 120 days of December 31, 2025, or will be included in an amendment to this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from our 2026 Proxy Statement, which we will file within 120 days of December 31, 2025, or will be included in an amendment to this Annual Report on Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from our 2026 Proxy Statement, which we will file within 120 days of December 31, 2025, or will be included in an amendment to this Annual Report on Form 10-K.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from our 2026 Proxy Statement, which we will file within 120 days of December 31, 2025, or will be included in an amendment to this Annual Report on Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from our 2026 Proxy Statement, which we will file within 120 days of December 31, 2025, or will be included in an amendment to this Annual Report on Form 10-K.

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

Schedule II - Valuation and Qualifying Accounts

PLAYSTUDIOS, INC.
Schedule II - Valuation and Qualifying Accounts
(in thousands)

Tax-related valuation allowance	Balance at beginning of period	Additions	Deductions	Balance at end of period
Year ended December 31, 2025	$23,827	$4,084	$—	$27,911
Year ended December 31, 2024	$18,300	$5,527	$—	$23,827

Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
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

10.4^	PlayStudios, Inc. 2011 Omnibus Stock and Incentive Plan (as amended) (incorporated by reference to Exhibit 10.12 to the Amendment No. 1 to the S-4).
10.5^	Form of Stock Option Award Agreement under the PlayStudios, Inc. 2011 Omnibus Stock and Incentive Plan (as amended) (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the S-4).

10.6^	PLAYSTUDIOS, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed June 25, 2021).
10.7^	Form of Restricted Stock Unit Award Agreement under 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 12, 2021).
10.8^	PLAYSTUDIOS, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed June 25, 2021).
10.9^	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed June 25, 2021).
10.10
Marketing Agreement, dated April 13, 2011, between PlayStudios, Inc. and MGM Resorts International (the “Marketing Agreement”) (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the S-4).

10.11
Letter Agreement, dated July 13, 2011 between PlayStudios, Inc. and MGM Resorts International (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 (File No. 333-253135), filed May 10, 2021 (“Amendment No. 2 to the S-4”).

10.12	Corrective Amendment to Marketing Agreement, dated July 20, 2011 between PlayStudios, Inc. and MGM Resorts International (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the S-4).
10.13	Third Amendment to Marketing Agreement, dated June 18, 2014 between PlayStudios, Inc. and MGM Resorts International (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the S-4).
10.14	Fourth Amendment to Marketing Agreement, dated May 1, 2015 between PlayStudios, Inc. and MGM Resorts International (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the S-4).
10.15	Fifth Amendment to Marketing Agreement, dated January 4, 2016 between PlayStudios, Inc. and MGM Resorts International (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the S-4).
10.16	Sixth Amendment to Marketing Agreement, dated December 4, 2019 between PlayStudios, Inc. and MGM Resorts International (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the S-4).
10.17	Seventh Amendment to Marketing Agreement, dated October 30, 2020 between PlayStudios, Inc. and MGM Resorts International (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the S-4).
10.18
Credit Agreement among PLAYSTUDIOS, Inc., PLAYSTUDIOS US, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders party thereto, dated June 24, 2021 (incorporated by reference to Exhibit 10.18 to Current Report on Form 8-K filed June 25, 2021).

10.19
Pledge and Security Agreement among PLAYSTUDIOS, Inc, PLAYSTUDIOS US, LLC and JPMorgan Chase Bank, N.A., as Administrative Agent, dated June 24, 2021 (incorporated by reference to Exhibit 10.19 to Current Report on Form 8-K filed June 25, 2021).

10.20
Amendment No. 1 to Credit Agreement among PLAYSTUDIOS, Inc., PLAYSTUDIOS US, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders party thereto, dated May 13, 2022 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed May 17, 2022).

10.21
Amendment No. 2 to Credit Agreement among PLAYSTUDIOS, Inc., PLAYSTUDIOS US, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders party thereto, dated August 9, 2022 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 9, 2022).

10.22
Amendment No. 3 to Credit Agreement among PLAYSTUDIOS, Inc., PLAYSTUDIOS US, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders party thereto, dated August 16, 2023 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 18, 2023).

10.23
Amendment No. 4 to Credit Agreement among PLAYSTUDIOS, Inc., PLAYSTUDIOS US, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders party thereto, dated June 7, 2024 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 12, 2024).

10.24
Amendment No. 5 to Credit Agreement among PLAYSTUDIOS, Inc., PLAYSTUDIOS US, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders party thereto, dated July 1, 2024 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 8, 2024).

10.25^
Form of Performance Stock Unit Award Agreement under 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 12, 2024).

10.26^	PLAYSTUDIOS, Inc. Severance and Change in Control Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 10, 2025).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 14, 2025).
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.

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

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1^	PLAYSTUDIOS, Inc. Mandatory Recoupment Policy (Clawback Policy) (incorporated by reference to Exhibit 97.1 to Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 12, 2024).
101.INS**	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
^	Indicates management contract or compensatory plan

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, the State of Nevada on the 16th day of March, 2026.

PLAYSTUDIOS, Inc.
Date:	March 16, 2026	By:	/s/ Andrew Pascal
		Name:	Andrew Pascal
		Title:	Chairman and Chief Executive Officer
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

SIGNATURE	TITLE	DATE

/s/ Andrew Pascal	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	March 16, 2026
Andrew Pascal

/s/ Scott Peterson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2026
Scott Peterson

/s/ Judy K. Mencher	Director	March 16, 2026
Judy K. Mencher

/s/ Jason Krikorian	Director	March 16, 2026
Jason Krikorian

/s/ Joe Horowitz	Director	March 16, 2026
Joe Horowitz

/s/ Steven J. Zanella	Director	March 16, 2026
Steven J. Zanella