Form 10-K/A
period 2025-12-31
PLAYSTUDIOS, Inc.
filed 2026-04-03
CIK 1823878

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
The aggregate market value of the registrant's Class A common stock held by non-affiliates of this registrant, computed by reference to the closing price of the registrant's Class A common stock as reported on the Nasdaq Global Market ("Nasdaq") on the last business day of the registrant's most recently completed second fiscal quarter was approximately $116.4 million.
As of March 20, 2026, there were 111,856,897 shares of Class A common stock, $0.0001 par value per share, and 16,457,769 shares of Class B common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE
PLAYSTUDIOS, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2026 (the “Original Report”). This Amendment is being filed for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K not included in the Original Report.

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

As such, this Amendment hereby amends, supplements, and updates, as applicable, Items 10 through 14 of Part III of the Original Report. In addition, in accordance with applicable SEC rules, Item 15 of Part IV of the Original Report has been supplemented to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Deloitte & Touche LLP ("Deloitte") issued a report on the consolidated financial statements of the Company within the Original Report. As this Amendment speaks to the date of the Original Report, Deloitte's report speaks only as to March 16, 2026. We have made no substantive changes to the Original Report other than those noted above.

PLAYSTUDIOS, INC.
FORM 10-K/A

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following is a brief biography of each director of the Company and a discussion of the specific experience, qualifications, attributes, or skills for each as of December 31, 2025.

NAME	AGE	POSITION
Andrew Pascal	60	Chief Executive Officer and Chairman of the Board
Jason Krikorian	54	Chair of the Nominating and Governance Committee Member of the Audit Committee
Joe Horowitz	74	Member of the Nominating and Governance Committee Member of the Compensation Committee Member of the Audit Committee
Judy K. Mencher	69	Chair of the Compensation Committee Chair of the Audit Committee
Steven J. Zanella	56	Director

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

Jason Krikorian has served as a member of the Board of Directors since June 21, 2021. He was a General Partner with DCM, an international venture capital firm, from 2010 through 2022. Mr. Krikorian has experience as a board member of many other public and private companies. Before joining DCM, Mr. Krikorian was a co-founder of Sling Media, Inc., a pioneering digital media company and creator of the Slingbox, where he led the establishment of partnerships with global multiple system operators and mobile operators, as well as the international expansion of the company. Prior to Sling Media, Mr. Krikorian was a partner at id8 Group where he advised leading global brands on product and business strategy focusing on digital media and mobile device platforms. He also spent time at the Boston Consulting Group, where he advised Fortune 500 clients in the retail, automotive, and utilities sectors. Mr. Krikorian holds a Bachelor of Arts in Psychology from the University of California, Berkeley, and both a Master of Business Administration and Juris Doctor from the University of Virginia. We believe Mr. Krikorian is qualified to serve on the Board of Directors due to his experience as an investor in the mobile device platforms space and his background and understanding of the Internet and digital media industries.

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

Judy K. Mencher has served as a member of the Board of Directors since June 21, 2021. Ms. Mencher has served as a member of the board of directors of New Millennium Homes, a California home builder, since 1997 and Spiral Water Technologies, a New Jersey manufacturer of advanced water filtration systems, since November 2018. Ms. Mencher is also the founder and has served as the Chief Executive Officer of Race Point Investors, LLC, a consultancy firm that specializes in advising various private equity funds and hedge funds on distressed investments and other matters, since March 2018. Prior to joining Race Point Investors, LLC, Ms. Mencher served as Principal of DDJ Capital Management, a firm that specializes in high yield and distressed investing, with assets under management during her tenure of $1 billion to $3 billion from 1996 to 2006. Ms. Mencher holds a Bachelor of Arts in Economics from Tufts University and both a Juris Doctor and Master of Business Administration from Boston University. We believe Ms. Mencher is qualified to serve on the Board of Directors due to her experience as a board member of other companies and in evaluating investments, as well as her background in finance.

Steven J. Zanella has served as a member of the Board of Directors since December 21, 2021, and was a member of the board of directors of Old PLAYSTUDIOS from June 2020 to June 2021. Mr. Zanella is the President and Chief Executive Officer of Japan Operations for MGM Resorts. He is responsible for overseeing Japan's first integrated resort in Osaka which is currently being built. Prior to this role, Mr. Zanella served as the President of Operations for MGM Resorts International and oversaw the company's regional properties, Sports and Sponsorships, Strategic Partnerships, future operations tied to domestic growth, and certain global growth initiatives. Additionally, he led Citywide Event Strategy and the company’s ongoing relationship with Marriott International. Mr. Zanella also served as Chief Commercial Officer of MGM Resorts International, where he oversaw Sports and Sponsorships, Brand Marketing, Direct Marketing, Group Sales, Revenue Management, Social Media, Loyalty and Commercial Strategy. Prior to that, he held the position of President & COO of CityCenter, where he managed daily operations and provided strategic direction for the ultra-luxury resorts. A veteran of the hospitality industry with more than 30 years of experience, he joined MGM Resorts in 1991 as a participant in the Management Associate Program, which is a hands-on training curriculum for college graduates. In his tenure with the company, Mr. Zanella has also served as President & Chief Operating Officer of MGM Grand Detroit, Senior Vice President of Marketing for MGM Grand Las Vegas, Vice President of Slots at Beau Rivage, Director of Slot Marketing and Player Development also at Beau Rivage, and Domestic Marketing Administrator for Table Games Marketing at The Mirage. Mr. Zanella received his bachelor’s degree in Hotel Administration from the University of Nevada, Las Vegas. In 2014 he earned a Master in Business Administration degree from the University of Michigan’s Stephen M. Ross School of Business. We believe Mr. Zanella is qualified to serve on the Board of Directors due to his significant management experience as a senior executive of a public company and his understanding of the entertainment and gaming industry.

The following is a brief biography of each executive officer of the Company and a discussion of the specific experience, qualifications, attributes, or skills for each as of December 31, 2025.

NAME	AGE	POSITION
Scott Peterson	59	Chief Financial Officer
Robert Oseland	59	Chief Operating Officer
Joel Agena	63	General Counsel and Secretary

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
Robert Oseland has served as our Chief Operating Officer since January 2025, overseeing the Company’s casual portfolio of mobile games, social casino portfolio of mobile games, playAWARDS loyalty and marketing platform, playCONNECT centralized technology tools and services, and playTECH platform technology infrastructure. Mr. Oseland joined the

Company in 2019 as the General Manager of its playAWARDS division, a global loyalty and marketing platform. With over three decades of experience in the gaming and hospitality industries, Mr. Oseland previously held senior executive roles, including Chief Operating Officer of Paragon Gaming, where he managed a portfolio of North American hospitality and gaming properties. Mr. Oseland also previously held various leadership positions at Wynn Resorts, Ltd., where he played an instrumental role in the opening and operations of the Wynn Las Vegas and Encore resorts. Mr. Oseland holds a Bachelor of Science in Hospitality Management from the University of Nevada, Las Vegas.
Joel Agena has served as our General Counsel and Secretary since February 23, 2022, and as our Vice President, Legal Counsel and Secretary since June 21, 2021, and prior to this served as the Vice President, Legal Counsel and Secretary of Old PLAYSTUDIOS since January 2019. Mr. Agena is responsible for overseeing all of our legal affairs, including corporate governance, mergers and acquisitions, securities, finance, general business, and content licensing. Mr. Agena has more than 28 years of experience as a practicing attorney. Prior to joining Old PLAYSTUDIOS in January 2019, Mr. Agena served as Old PLAYSTUDIOS’ outside counsel since its inception in 2011. In 2001 he founded The Phoenix Law Group where his practice was focused on acting as outside general counsel for emerging growth companies. Mr. Agena received a Juris Doctor from the University of Nebraska, College of Law in 1997 where he was a Member of the Law Review, Order of the Coif, and an Arthur E. Perry Scholar.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the SEC. To our knowledge, based upon our review of reports filed with the SEC and written representations that no other reports were required, we believe that, during the fiscal year ended December 31, 2025, there were no failures to timely file reports by persons required to file reports under Section 16(a) of the Exchange Act.
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
For the year ended December 31, 2025, our named executive officers (“Named Executive Officers” or “NEOs”) were:
•Andrew Pascal, Chairman and Chief Executive Officer;
•Robert Oseland, Chief Operating Officer (appointed January 23, 2025); and
•Scott Peterson, Chief Financial Officer.
The objective of our executive compensation program is to provide a total compensation package to each NEO to enable us to attract, motivate and retain outstanding individuals, align the interests of our executive team with those of our equity holders, encourage individual and collective contributions to the successful execution of our short- and long-term business strategies and reward NEOs for performance. The Board of Directors has historically determined the compensation for the NEOs, with the CEO providing his recommendation regarding the compensation for the other NEOs.
The compensation program for the NEOs consists of base salary, incentive compensation delivered in the form of an annual cash bonus, and incentive compensation delivered in the form of equity, each as described below:
•Base Salary. Base salary is paid to attract and retain qualified talent and is set at a level that is commensurate with the NEO’s duties and authorities, contributions, prior experience, and sustained performance.
•Annual Cash Bonus. Annual cash bonuses are paid to incentivize the NEOs to achieve our annual financial and operating performance metrics goals and are paid at the discretion of the Compensation Committee of the Board of Directors.
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

SUMMARY COMPENSATION TABLE
The following table shows information concerning the annual compensation for services provided to the Company by the NEOs for the years ended December 31, 2025, and December 31, 2024.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)(1)	STOCK AWARDS ($)(2)	ALL OTHER COMPENSATION ($)(3)	TOTAL ($)
Andrew Pascal, Chairman and CEO	2025	750,000	500,000	2,535,000	10,552	3,795,552
	2024	750,000	500,000	1,879,170	—	3,129,170
Scott Peterson, CFO	2025	400,000	135,000	910,001	—	1,445,001
	2024	398,077	100,000	1,958,004	—	2,456,081
Robert Oseland, COO	2025	398,846	100,000	884,499	—	1,383,345
	2024	373,077	100,000	935,002	—	1,408,079

(1)Bonus is paid in arrears.
(2)The amounts in this column reflect the grant date fair value of RSUs and PSUs granted to the named executive officers in each covered fiscal year computed in accordance with ASC 718 and do not reflect whether the recipient has actually received a financial benefit from the award.
(3)Excludes perquisites and personal benefits with a total value of less than $10,000 per year.

OUTSTANDING EQUITY AWARDS AS FISCAL YEAR-END
The following table shows information regarding outstanding equity awards held by the NEOs as of December 31, 2025.

	OPTION AWARDS					STOCK AWARDS
NAME	GRANT DATE	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	Number of RSUs That Have Not Vested (#)	Market Value of RSUs That Have Not Vested ($)(1)	Number of PSUs That Have Not Vested (#)	Market Value of PSUs That Have Not Vested ($)(2)
Andrew Pascal	4/17/17	1,864,324	—	1.01	4/17/2027	—	—	—	—
	2/22/23	—	—	—	—	375,000	244,313	—	—
	3/11/24	—	—	—	—	500,001	325,751	—	—
	3/07/25	—	—	—	—	1,000,000	651,500	625,000	407,188
Scott Peterson	6/29/17	67,974	—	1.01	4/1/2027	—	—	—	—
	2/28/19	67,971	—	1.44	1/1/2029	—	—	—	—
	3/11/24	—	—	—	—	333,334	217,167	—	—
	03/07/25	—	—	—	—	250,001	162,876	250,000	162,875
Robert Oseland	11/12/19	80,108	—	1.44	11/6/2029	—	—	—	—
	03/08/23	—	—	—	—	250,000	162,875	—	—
	03/11/24	—	—	—	—	283,334	184,592	—	—
	01/23/25	—	—	—	—	250,000	162,875	233,333	152,016

(1)Amounts in this column are based upon the closing price of the Company’s Class A common stock at December 31, 2025, the final trading day of the year, which was $0.6515.
(2)Represents PSUs granted in 2025 that were outstanding as of December 31, 2025, subject to certification of fiscal year 2025 performance results by the Compensation Committee. In March 2026, the Compensation Committee certified that the applicable performance goals were not achieved, and the awards were forfeited in full.

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

The Compensation Committee has the authority to designate the executives and key employees who will be eligible to participate in the Severance Plan and is responsible for administering the Severance Plan. Each of the Company’s named executive officers has been designated as a Participant under the Severance Plan, with Mr. Pascal as a Tier 1 Participant and Mr. Peterson and Mr. Oseland as Tier 2 Participants.

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

DIRECTOR COMPENSATION TABLE
The following table provides information concerning the compensation of each non-employee director who served on the Board of Directors during the fiscal year ended December 31, 2025.

Name	Fee Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards	All Other Compensation ($)	Total ($)
Jason Krikorian	207,500	150,000	—	—	357,500
Joe Horowitz	—(2)	150,000	—	—	150,000
Judy K. Mencher	197,351	150,000	—	—	347,351
Steven J. Zanella	40,000	150,000	—	—	190,000

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our Class A common stock and Class B common stock as of March 20, 2026 by:
a.each of our directors and executive officers;
b.all directors and executive officers as a group; and
c.each person who is known to us to own beneficially more than 5% of our common stock.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are exercisable or exercisable within 60 days. In computing the number of shares of Class A common stock or Class B common stock held by a beneficial owner and that holder's percentage ownership, shares of our Class A common stock or Class B common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of March 20, 2026, as well as RSUs that are expected to vest and settle within 60 days of March 20, 2026, are deemed to be outstanding. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.
The percentage ownership of common stock is based on 111,856,897 shares of Class A common stock and 16,457,769 shares of Class B common stock outstanding as of March 20, 2026.
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

	CLASS A COMMON STOCK		CLASS B COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER	%	NUMBER	%	COMBINED VOTING POWER**
5% Holders of New PLAYSTUDIOS:
MGM Resorts International(2)	16,647,124	14.9%	—	—%	3.8%
BlackRock, Inc.(3)	6,221,929	5.6%	—	—%	1.4%
Directors and Executive Officers:
Andrew Pascal	1,357,309(4)	1.2%	14,524,625(5)	79.3%	76.9%(6)
Jason Krikorian	244,992(7)	*	—	—%	*
Joe Horowitz	244,992(8)	*	—	—%	*
Judy K. Mencher	812,091(9)	*	—	—%	*
Steven J. Zanella	244,992(10)	*	—	—%	*
Scott Peterson	702,722(11)	*	—	—%	*
Robert Oseland	730,142(12)	*	—	—%	*
All directors and executive officers as a group (8 individuals)	4,652,424(13)	4.1%	14,524,625(5)	79.3%	77.4%

*	Denotes less than 1.0%
**	Percentage of total voting power represents voting power with respect to all shares of Class A common stock and Class B common stock, as a single class. Each share of Class B common stock is entitled to 20 votes per share and each share of Class A common stock is entitled to one vote per share. Shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of March 20, 2026 and RSUs that are expected to vest and settle within 60 days of March 20, 2026 are deemed to be outstanding and to be beneficially owned by the person holding such stock options or RSUs for purposes of computing the percentage ownership of that person but are not treated as outstanding for purposes of computing the percentage ownership of any other person.
(1)Unless otherwise noted, the business address of each of those listed in the table above is 10150 Covington Cross Drive, Las Vegas, Nevada, 89144.
(2)The address of MGM Resorts International is 3600 Las Vegas Boulevard South, Las Vegas, Nevada, 89109.
(3)The address of BlackRock, Inc. is 50 Hudson Yards, New York, New York, 10001.
(4)Includes 226,371 shares of Class A common stock held by DreamStreet Holdings and 1,130,938 shares of Class A common stock held by the Pascal Family Trust. Mr. Pascal is the manager of DreamStreet Holdings, LLC and the trustee of the Pascal Family Trust. Does not include shares of Class A common stock issuable upon conversion of Class B common stock held by Mr. Pascal.
(5)Includes 9,724,296 shares of Class B common stock held of record by DreamStreet Holdings, LLC, 2,913,005 shares of Class B common stock held of record by the Pascal Family Trust, and 1,864,324 shares of Class B common stock underlying options. Mr. Pascal is the manager of DreamStreet Holdings, LLC and the trustee of the Pascal Family Trust. Each outstanding share of our Class B common stock is convertible at any time at the election of the holder into one share of Class A common stock.
(6)Includes 3,797,468 shares of Class B common stock held by PGP 2021 Irrevocable Trust and SJP 2021 Irrevocable Trust (collectively, the "Irrevocable Trusts"). The Irrevocable Trusts entered into irrevocable proxies and granted power of attorney to Mr. Pascal to vote the shares of Class B common stock held by the Irrevocable Trusts.
(7)Includes 214,992 shares of Class A common stock held directly by the reporting person and 30,000 shares of Class A common stock subject to RSUs that are expected to be vested and settled within 60 days of March 20, 2026.
(8)Includes 214,992 shares of Class A common stock held directly by the reporting person and 30,000 shares of Class A common stock subject to RSUs that are expected to be vested and settled within 60 days of March 20, 2026. Does not include 4,794,359 shares of Class A common stock held by Icon Ventures IV, L.P., as to which Mr. Horowitz disclaims beneficial ownership except to the extent of his pecuniary interests in such shares.
(9)Includes 214,992 shares of Class A common stock held directly by the reporting person, 30,000 shares of Class A common stock subject to RSUs that are expected to be vested and settled within 60 days of March 20, 2026, and 567,099 shares of Class A common stock held of record by The Judy K. Mencher Trust 2014. Mrs. Mencher is the trustee of The Judy K. Mencher Trust 2014.
(10) Includes 214,992 shares of Class A common stock held directly by the reporting person and 30,000 shares of Class A common stock subject to RSUs that are expected to be vested and settled within 60 days of March 20, 2026. Does not include 16,647,124 shares of Class A common stock beneficially owned by MGM Resorts International, as to which Mr. Zanella disclaims beneficial ownership.
(11)Includes 400,110 shares of Class A common stock held of record by the Scott E. Peterson Trust, 135,945 shares of Class A common stock underlying options, and 166,667 shares of Class A common stock subject to RSUs that are expected to be vested and settled within 60 days of March 20, 2026. Mr. Peterson is the trustee of the Scott E. Peterson Trust.
(12)Includes 650,034 shares of Class A common stock held directly by the reporting person and 80,108 shares of Class A common stock underlying options.
(13)Includes 3,879,936 shares of Class A common stock, 402,487 shares underlying options to purchase Class A common stock, and 370,001 shares of Class A common stock subject to RSUs that are expected to be vested and settled within 60 days of March 20, 2026.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2025 (in thousands, except price).

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights(3)	Weighted-average exercise price of outstanding options and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(4)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(2)	19,321	$1.24	17,694
Equity compensation plans not approved by security holders	—	—	—
Total	19,321		17,694
(1)The weighted average exercise price is calculated based solely on outstanding stock options.
(2)Consists of the Old PLAYSTUDIOS' 2011 Omnibus Stock and Incentive Plan (the “2011 Plan”), the PLAYSTUDIOS, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), and the PLAYSTUDIOS, Inc. 2021 Employee Stock Purchase Plan (the “2021 ESPP”).
(3)Consists of 4.6 million shares of Class A common stock or Class B common stock underlying outstanding stock options previously granted under the 2011 Plan, 12.2 million of Class A common stock underlying outstanding restricted stock units granted under the 2021 Plan, and 2.5 million of Class A common stock underlying outstanding performance stock units granted under the 2021 Plan in 2025 that remained outstanding as of December 31, 2025 pending certification of fiscal year 2025 performance results. In early 2026, the Compensation Committee certified that the applicable performance goals were not achieved, and those awards were forfeited in full. No additional awards may be granted under the 2011 Plan.
(4)Consists of 13.1 million shares of Class A common stock remaining available for issuance under the 2021 Plan and 4.6 million shares of Class A common stock remaining available for issuance under the 2021 ESPP. The number of shares of Class A common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year in an amount equal to (i) 5% of the total number of shares of Class A common stock or Class B common stock outstanding on December 31 of the preceding year, or (ii) a lesser number of shares of Class A common stock determined by the Board of Directors prior to the date of the increase. The number of shares of Class A common stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each year in an amount equal to (i) 1% of the total number of shares of Class A common stock or Class B common stock outstanding on December 31 of the preceding year, or (ii) a lesser number of Class A shares of common stock determined by the Board of Directors prior to the date of the increase.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
SPONSOR SHARES
On September 15, 2020, Acies Acquisition, LLC, the sponsor of the SPAC in the business combination transaction described below (the "Sponsor"), purchased 8,625,000 shares of Acies Class A ordinary shares for an aggregate purchase price of $25,000, or approximately $0.003 per share, which converted into shares of our Class A common stock upon the closing of such business combination transaction (the "Sponsor Shares"). On October 20, 2020, the Sponsor cancelled an aggregate of 2,875,000 Sponsor Shares, and on November 9, 2020, forfeited an additional 368,750 Sponsor Shares as a result of the underwriters’ election to partially exercise their over-allotment option in connection with Acies’ initial public offering ("Acies IPO"). On June 21, 2021, Old PLAYSTUDIOS and Acies entered into a business combination transaction (the "Business Combination") and, in connection with the consummation of such transaction, the Sponsor forfeited an additional 1,657,188 Sponsor Shares such that an aggregate of 3,724,062 Sponsor Shares are issued and outstanding as of December 31, 2025.
The Sponsor is controlled by Daniel Fetters and Edward King as managing members. Additionally, Mr. Pascal, prior to the Closing of the Business Combination, beneficially owned a 9.8% interest in the Sponsor. Mr. Pascal forfeited his interests in the Sponsor and all of the associated Acies Class B ordinary shares and Acies private placement warrants, in connection with the Closing of the Business Combination.
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
TRANSACTION WITH CO-FOUNDER AND CHIEF EXECUTIVE OFFICER
In connection with the Business Combination and Merger Agreement, Andrew Pascal, Co-Founder, Chief Executive Officer and a member of the Board of Directors received shares of our Class B common stock. Shares of our Class B common stock are entitled to twenty votes per share. As a result, as of March 20, 2026 including options exercisable within 60 days, Mr. Pascal owned approximately 12.2% of our outstanding and issued capital stock and had approximately 77.4% of the combined voting power of our outstanding capital stock.
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
ANDREW PASCAL - FAMILY RELATIONSHIPS
Andrew Pascal’s brother, David Pascal, has served as our director of marketing since June 21, 2021 and previously served as the director of marketing of Old PLAYSTUDIOS since October 2012. David Pascal received approximately $0.3 million and $0.3 million in salary, bonus, and benefits in 2025 and 2024, respectively. The 2024 amount includes the grant date fair value of 60,000 RSUs that were granted to David Pascal.
OTHER RELATED PARTY TRANSACTIONS
PLAYSTUDIOS Impact Fund. During the year ended December 31, 2025, the Company made charitable contributions of $1.5 million to the PLAYSTUDIOS Impact Fund (the “Fund”), a tax-exempt private foundation established by the Company and administered by certain members of the Company’s management team. These individuals serve as officers and directors of the Fund but receive no compensation in such capacities. The Fund supports charitable causes selected based on input from Company employees and customers. The Company did not make any charitable contribution during the year ended December 31, 2024.
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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The Audit Committee of our Board of Directors has appointed Deloitte & Touche LLP ("Deloitte") as our independent registered public accounting firm for the fiscal year ending December 31, 2025.
The following table presents fees for professional services rendered by Deloitte for the years ended December 31, 2025 and December 31, 2024 (in thousands):

	2025	2024
Audit Fees(1)	$827	$740
Audit-Related Fees(2)	—	15
Tax Fees(3)	536	216
All Other Fees(4)	15	4
Total	$1,378	$975
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
Pre-Approval Policies and Procedures
The Audit Committee has sole authority to engage and determine the compensation of our independent registered public accounting firm. The Audit Committee also is directly responsible for evaluating the independent registered public accounting firm, reviewing and evaluating the lead partner of the independent registered public accounting firm, and overseeing the work of the independent registered public accounting firm. The Audit Committee annually pre-approves audit services to be provided by Deloitte, and also considers and is required to pre-approve the engagement of Deloitte for the provision of other services during the year. For each proposed service, the independent registered public accounting firm is required to provide detailed supporting documentation at the time of approval to permit the Audit Committee to make a determination as to whether the provision of such services would impair the independent registered public accounting firm’s independence, and whether the fees for the services are appropriate. All services provided by Deloitte in the fiscal year ended December 31, 2025 were approved by the Audit Committee in accordance with the pre-approval policies and procedures.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.25^	Form of Performance Stock Unit Award Agreement under 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 18, 2026).
10.26^	PLAYSTUDIOS, Inc. Severance and Change in Control Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 10, 2025).
19.1†	Insider Trading Policy.
21.1†	List of Subsidiaries.
23.1†	Consent of Independent Registered Public Accounting Firm.
31.1†	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1^†	PLAYSTUDIOS, Inc. Mandatory Recoupment Policy, adopted November 1, 2023 (effective as of October 2, 2023).
101.INS**	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
†	Previously filed or furnished, as applicable, as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
^	Indicates management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYSTUDIOS, Inc.
Date:	April 2, 2026	By:	/s/ Andrew Pascal
		Name:	Andrew Pascal
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)