Form 10-Q
period 2026-03-31
PLAYSTUDIOS, Inc.
filed 2026-05-11
CIK 1823878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-39652

PLAYSTUDIOS, Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-1802794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
10150 Covington Cross Drive
Las Vegas, NV 89144
(725) 877-7000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock	MYPS	The Nasdaq Capital Market
Redeemable warrants exercisable for one share of Class A common stock at an exercise price of $11.50 per share	MYPSW	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 30, 2026, there were 111,897,452 shares of Class A common stock, $0.0001 par value per share, and 16,457,769 shares of Class B common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on our current expectations, estimates, forecasts, and projections about future events and operating performance. All statements, other than statements of present or historical fact included in this Quarterly Report, about our strategy, business model, competitive position, future operations, future financial performance, liquidity, profitability, cost structure, market opportunities, regulatory environment, and management’s plans and objectives are forward-looking statements. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “goal,” “project” or the negative of such terms or other similar expressions.
Forward-looking statements contained in this Quarterly Report on Form 10-Q may include, but are not limited to, statements about:
•our business strategy, operating priorities, competitive positioning, and market opportunities;
•our future financial performance, including our expectations regarding revenue trends, cost of revenue, gross profit, gross margin, operating expenses (including sales and marketing, research and development, and general and administrative expenses), profitability, liquidity, and cash flows;
•market acceptance, engagement, monetization, and retention of our games, loyalty offerings, and new products;
•our access to capital, ability to raise financing in the future, and conditions in the global credit and financial markets;
•factors relating to our business, operations, financial performance, and subsidiaries, including competitive dynamics, changes in laws and regulations affecting our business, our ability to implement business plans and forecasts, identify and realize opportunities, and general macroeconomic conditions affecting discretionary consumer spending, awards partners, and advertisers;
•our reliance on, and ability to maintain relationships with, third-party platforms, payment providers, and other key partners, including the Apple App Store, Google Play Store, Amazon Appstore, and Facebook;
•the accounting for our outstanding warrants to purchase shares of Class A common stock;
•our ability to maintain and improve effective internal control over financial reporting;
•our ability to maintain, protect, enforce, license, and enhance our intellectual property rights;
•the impact of litigation, regulatory inquiries, investigations, enforcement actions, and our ability to successfully defend or resolve such matters;
•our ability to identify, pursue, complete, and integrate acquisitions or other strategic transactions consistent with our business objectives;
•our success in attracting, retaining, and motivating officers, key employees, directors, and other talent;
•the impact of geopolitical conditions, including international conflicts, regional instability, trade tensions, sanctions, terrorism, cyber threats, disruptions to global markets or supply chains, and related economic or operational uncertainty; and
•the impact of legal and regulatory factors on our current and planned business operations, including the enactment, amendment, interpretation, or enforcement of laws or regulations governing gaming, gambling, advertising, data privacy, consumer protection, sweepstakes promotions, virtual currencies, payment systems, or digital platforms, that may affect how we operate, where we operate, or the products and services we offer.
These forward-looking statements are based on our current plans, estimates, and projections in light of information currently available to us and are subject to known and unknown risks, uncertainties, and assumptions, including those described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q, under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and in our other filings with the Securities and Exchange

Commission (the “SEC”) from time to time, that could cause our actual results, performance, or achievements to differ materially from those expressed or implied by these forward-looking statements. The risks described under the heading “Risk Factors” are not exhaustive. New risks emerge from time to time, and it is not possible for us to predict all risks or assess the impact of all such risks on our business or the extent to which any risk or combination of risks may cause actual results to differ materially from those contained in any forward-looking statements.
Forward-looking statements are not guarantees of future performance, and you should not place undue reliance on them. These statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, or otherwise.
We intend to use our Investor Relations website, ir.playstudios.com, SEC filings, press releases, public conference calls, and webcasts as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Information posted on or accessible through our website or social media channels is not incorporated by reference into this Quarterly Report on Form 10-Q, and you should not consider such information to be part of this Quarterly Report.

PART I.    Financial Information
Item 1.        Financial Statements
PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$103,677	$104,935
Receivables, net	22,852	22,818
Prepaid expenses and other current assets	7,328	7,018
Total current assets	133,857	134,771
Property and equipment, net	12,434	13,426
Operating lease right-of-use assets	6,292	7,533
Intangible assets and internal-use software, net	71,643	76,430
Goodwill	52,222	52,222
Deferred income taxes	4,090	4,140
Other long-term assets	1,887	2,096
Total non-current assets	148,568	155,847
Total assets	$282,425	$290,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	11,104	7,808
Operating lease liabilities, current	3,685	3,656
Minimum guarantee liability, current	8,419	9,469
Contingent consideration, current	2,535	5,561
Accrued and other current liabilities	18,309	16,684
Total current liabilities	44,052	43,178
Operating lease liabilities, noncurrent	3,220	4,070
Minimum guarantee liability, noncurrent	12,000	12,000
Contingent consideration, noncurrent	2,993	2,747
Deferred income taxes	776	617
Other long-term liabilities	58	140
Total non-current liabilities	19,047	19,574
Total liabilities	$63,099	$62,752
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value (100,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025)	—	—
Class A common stock, $0.0001 par value (2,000,000 shares authorized, 133,596 and 131,823 shares issued, and 111,857 and 110,084 shares outstanding as of March 31, 2026 and December 31, 2025, respectively)	11	11
Class B common stock, $0.0001 par value (25,000 shares authorized, 16,457 and 16,457 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively).	2	2
Additional paid-in capital	342,945	340,802
Accumulated deficit	(70,639)	(59,963)
Accumulated other comprehensive income	1,799	1,806
Treasury stock, at cost, 21,739 and 21,739 shares at March 31, 2026 and December 31, 2025, respectively	(54,792)	(54,792)
Total stockholders’ equity	219,326	227,866
Total liabilities and stockholders’ equity	$282,425	$290,618
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Net revenue	$58,410	$62,709
Operating expenses:
Cost of revenue(1)	12,045	15,779
Selling and marketing	21,025	13,169
Research and development	14,724	13,674
General and administrative	9,436	11,861
Depreciation and amortization	9,833	9,632
Restructuring and related	4,652	1,335
Total operating costs and expenses	71,715	65,450
Loss from operations	(13,305)	(2,741)
Other income (expense), net:
Change in fair value of warrant liabilities	18	101
Change in fair value of contingent consideration	2,780	(325)
Interest income, net	722	906
Other loss, net	(281)	(473)
Total other income, net	3,239	209
Loss before income taxes	(10,066)	(2,532)
Income tax expense	(610)	(348)
Net loss	$(10,676)	$(2,880)

Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.08)	$(0.02)
Diluted	$(0.08)	$(0.02)
Weighted average shares of common stock outstanding:
Basic	127,660	125,253
Diluted	127,660	125,253

(1)Amounts exclude depreciation and amortization.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(10,676)	$(2,880)
Other comprehensive (loss) income:
Change in foreign currency translation adjustment(1)	(7)	8
Unrealized gain from derivative financial instruments(1)	—	50
Reclassification of loss/(gain) from settlement of derivative financial instruments included in net loss(1)	—	(12)
Total other comprehensive (loss) income	(7)	46
Comprehensive loss	$(10,683)	$(2,834)

(1)These amounts are presented gross of the effect of income taxes. The corresponding effects of income taxes are immaterial.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Accumulated Deficit	Treasury Stock
Balance as of December 31, 2024	108,287	$11	16,457	$2	$327,951	$(632)	$(31,324)	$(51,293)	$244,715
Net loss	—	—	—	—	—	—	(2,880)	—	(2,880)
Exercise of stock options	110	—	—	—	122	—	—	—	122
Restricted stock vesting, net of shares withheld	1,561	—	—	—	(741)	—	—	—	(741)
Stock-based compensation	—	—	—	—	4,374	—	—	—	4,374
Repurchase of common stock	(910)	—	—	—	—	—	—	(1,554)	(1,554)
Other comprehensive income	—	—	—	—	—	46	—	—	46
Balance as of March 31, 2025	109,048	$11	16,457	$2	$331,706	$(586)	$(34,204)	$(52,847)	$244,082

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Accumulated Deficit	Treasury Stock
Balance as of December 31, 2025	110,084	$11	16,457	$2	$340,802	$1,806	$(59,963)	$(54,792)	$227,866
Net loss	—	—	—	—	—	—	(10,676)	—	(10,676)
Exercise of stock options	18	—	—	—	—	—	—	—	—
Restricted stock vesting, net of shares withheld	1,755	—	—	—	(378)	—	—	—	(378)
Stock-based compensation	—	—	—	—	2,521	—	—	—	2,521
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(7)	—	—	(7)
Balance as of March 31, 2026	111,857	$11	16,457	$2	$342,945	$1,799	$(70,639)	$(54,792)	$219,326

The accompanying notes are an integral part of these condensed consolidated financial statements

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(10,676)	$(2,880)
Adjustments:
Depreciation and amortization	9,833	9,632
Stock-based compensation expense	2,384	4,258
Change in fair value of contingent consideration	(2,780)	325
Asset impairments	133	—
Deferred income tax benefit	209	215
Other	823	558
Changes in operating assets and liabilities
Receivables, net	321	1,092
Prepaid expenses and other current assets	(923)	(1,730)
Income tax receivable	(46)	100
Accounts payable & accrued liabilities	4,409	(8,379)
Other	31	109
Net cash provided by operating activities	3,718	3,300
Cash flows from investing activities:
Purchase of property and equipment	(66)	(118)
Additions to internal-use software	(4,006)	(3,461)
Other	(46)	(30)
Net cash used in investing activities	(4,118)	(3,609)
Cash flows from financing activities:
Proceeds from stock option exercises	—	122
Payments for tax withholding of stock-based compensation	(378)	(740)
Payment of minimum guarantee liabilities	(347)	(284)
Repurchases of treasury stock	—	(1,554)
Net cash used in financing activities	(725)	(2,456)
Foreign currency translation	(130)	84
Net change in cash, cash equivalents, and restricted cash	(1,255)	(2,681)
Cash, cash equivalents, and restricted cash at beginning of period	105,555	110,386
Cash, cash equivalents, and restricted cash at end of period	$104,300	$107,705

Supplemental cash flow disclosures:
Interest paid	$41	$41
Income taxes paid, net of refunds	616	549
Non-cash investing and financing activities:
Capitalization of stock-based compensation	$137	$116
Additions to intangible assets related to licensing agreements	—	834
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands, unless otherwise noted)
NOTE 1—BACKGROUND AND BASIS OF PRESENTATION
Organization and Description of Business
On June 21, 2021 (the “Closing Date”), Acies Acquisition Corp., a Cayman Islands exempted company (“Acies”), consummated a business combination (the “Acies Merger”) with PlayStudios, Inc., a Delaware corporation (“Old PLAYSTUDIOS”), pursuant to the Agreement and Plan of Merger, dated as of February 1, 2021 (the “Merger Agreement”), by and among Acies, Old PLAYSTUDIOS, Catalyst Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Acies, and Catalyst Merger Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Acies. Following the Closing Date, Acies changed its name to PLAYSTUDIOS, Inc.
PLAYSTUDIOS, Inc., formerly known as Acies Acquisition Corp. (the "Company” or "PLAYSTUDIOS"), was incorporated on August 14, 2020 as a Cayman Islands exempted company and domesticated as a Delaware corporation on the Closing Date.
The Company develops and operates online and mobile social gaming applications (“games” or “game”), most of which incorporate a unique loyalty program offering “real world” rewards provided by a collection of rewards partners. The Company’s games are free-to-play and available through the Apple App Store, Google Play Store, Amazon Appstore, and Facebook (collectively, “platforms” or “platform operators”). The Company creates games based on its own original content as well as licensed third-party brands. The Company primarily generates revenue through the in-game sale of virtual currencies and in-game advertising.
Unless the context otherwise requires, all references herein to “PLAYSTUDIOS,” the “Company,” “we,” “us,” and “our” refer collectively to PLAYSTUDIOS, Inc. and its subsidiaries.
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
The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2025 have been applied consistently in these unaudited interim condensed consolidated financial statements. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position as of March 31, 2026, its results of operations for the three months ended March 31, 2026, and 2025, and cash flows for the three months ended March 31, 2026, and 2025. The Condensed Consolidated Balance Sheet as of December 31, 2025 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
Smaller Reporting Company
As of March 31, 2026, the Company qualified as a Smaller Reporting Company ("SRC") as defined under Rule 12b-2 of the Securities Exchange Act of 1934. As an SRC, we are eligible for and have elected to provide scaled disclosure accommodations in this Quarterly Report on Form 10-Q. These accommodations allow us to provide reduced executive compensation disclosures, fewer years of audited financial statements, and less extensive narrative disclosures compared to larger reporting companies. The Company will reevaluate its eligibility to qualify as an SRC at the end of its second quarter of 2026, and otherwise as required.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, $6.3 million previously classified within accrued and other current liabilities as of December 31, 2025 has been reclassified to accounts payable to better reflect the nature of those obligations as amounts owed to vendors and suppliers in the ordinary course of business. These reclassifications had no effect on previously reported total current liabilities, total liabilities, or net loss.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies and estimates remained unchanged from our 2025 Annual Report on Form 10-K filed on March 16, 2026 and amended on Form 10-K/A filed on April 3, 2026.
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
NOTE 3—SEGMENT REPORTING
The Company has aggregated its operating segments into the following reportable segments: playGAMES and playAWARDS, which represent our different products and services. A detailed discussion regarding the products and services from which each reportable segment derives its revenue is included in our 2025 Annual Report on Form 10-K filed on March 16, 2026 and amended on Form 10-K/A filed on April 3, 2026.
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

The following table presents the Company’s segment information:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	playGAMES	playAWARDS	Total	playGAMES	playAWARDS	Total
Net revenue
Virtual currency	$44,705	$543	$45,248	$50,692	$148	$50,840
Advertising	13,157	—	13,157	11,863	—	11,863
Other	—	5	5	—	6	6
	57,862	548	58,410	62,555	154	62,709
Segment expenses
Cost of sales	11,991	54	12,045	15,763	16	15,779
Payroll & related	10,011	1,488	11,499	9,175	1,567	10,742
User acquisition	16,693	—	16,693	10,157	—	10,157
Other(1)	10,493	498	10,991	9,151	860	10,011
	49,188	2,040	51,228	44,246	2,443	46,689

Reportable segment AEBITDA	$8,674	$(1,492)	$7,182	$18,309	$(2,289)	$16,020

Other operating expense
Corporate and other			$3,611			$3,533
Restructuring expenses			4,652			1,335
Other reconciling items			7			3
Stock-based compensation			2,384			4,258
Depreciation and amortization			9,833			9,632
			20,487			18,761
Non-operating income (expense)
Change in fair value of warrant liabilities			18			101
Change in fair value of contingent consideration			2,780			(325)
Interest income, net			722			906
Other expense			(281)			(473)
			3,239			209

Loss before income taxes			(10,066)			(2,532)
Income tax expense			(610)			(348)
Net loss			$(10,676)			$(2,880)

(1)Consists of legal, rent, information technology, outside services, marketing, and other general and administrative expenses.

Reorganization
On March 10, 2026, the Company initiated an internal reorganization plan (the “2026 Reorganization Plan”) which is intended to enhance efficiency and reduce operating expenses. The 2026 Reorganization Plan includes a reduction of the Company’s current total global workforce by approximately 27%. The Company expects to incur aggregate charges of approximately $4.5 million to $7.0 million in connection with the 2026 Reorganization Plan, consisting primarily of employee transition costs, severance payments, employee benefits, stock-based compensation, and lease termination and other facility-related costs, substantially all of which are expected to be recognized during 2026.
The following table presents the charges for the 2026 Reorganization Plan, which is reflected in “Restructuring and related” in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31, 2026
	playGAMES	playAWARDS	Corporate and Other	Total
Employee termination benefits	$1,461	$261	$565	$2,287
Lease-related charges(1)	121	68	149	338
Asset-related charges(2)	191	3	6	200
Other	14	7	31	52
Total	$1,787	$339	$751	$2,877
(1)Lease-related charges primarily represent accelerated amortization of operating lease right of use ("ROU") assets due to a change in useful life. See Note 11—Leases for further discussion.
(2)Asset-related charges primarily represent impairment and loss on disposal of property and equipment.
The following table summarizes the activity related to the liabilities associated with the Company's reorganization plan:

	playGAMES	playAWARDS	Corporate and Other	Total
Balance as of December 31, 2025	$—	$—	$—	$—
Reorganization charges and adjustments	1,787	339	751	2,877
Non-cash charges	(312)	(71)	(155)	(538)
Payments	(200)	(37)	(31)	(268)
Balance as of March 31, 2026	$1,275	$231	$565	$2,071
playGAMES Goodwill
The Company monitors its playGAMES reporting unit for potential indicators of impairment on an ongoing basis. During the three months ended March 31, 2026, the Company considered various qualitative and quantitative factors, including trends in operating performance and broader market conditions affecting the playGAMES segment.
As of the Company’s most recent annual impairment test performed on October 1, 2025, the estimated fair values of the reporting units exceeded their respective carrying values by a relatively narrow amount. While the Company continues to monitor the performance of these reporting units in light of recent operating trends and market conditions, management determined that no impairment charge was required as of March 31, 2026.
If actual results differ from current expectations, or if management updates its assumptions or projections for these reporting units, including those related to future cash flows, the estimated fair values of the reporting units may change, which could result in impairment charges in future periods.
NOTE 4—RELATED-PARTY TRANSACTIONS
The following table is a summary of balance sheet assets and liabilities from related parties:

	March 31, 2026	December 31, 2025	Financial Statement Line Item
Marketing Agreement	$1,000	$1,000	Intangible assets and internal-use software, net
The Company’s revenues and expenses recognized from related parties were immaterial during the three months ended March 31, 2026 and 2025.

MGM Resorts International (“MGM”)
MGM is a stockholder and the President and Chief Executive Officer of MGM Resorts Japan also serves on the Company’s Board of Directors. MGM owned approximately 16.6 million and 16.6 million shares of the Company's outstanding Class A common stock as of March 31, 2026 and December 31, 2025, respectively.
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
PLAYSTUDIOS Impact Fund
During the three months ended March 31, 2025, the Company made charitable contributions of $0.3 million to the PLAYSTUDIOS Impact Fund (the “Fund”), a tax-exempt private foundation established by the Company and administered by certain members of the Company’s management team. No contributions were made during the three months ended March 31, 2026. These individuals serve as officers and directors of the Fund but receive no compensation in such capacities. The Fund supports charitable causes selected based on input from Company employees and customers. The contributions were recorded in "General and administrative" in the accompanying Condensed Consolidated Statements of Operations.
NOTE 5—RECEIVABLES, NET
Receivables, net consist of the following:

	March 31, 2026	December 31, 2025
Trade receivables	$21,709	$22,029
Other receivables	1,178	821
Allowance for uncollectible amounts	(35)	(32)
Total receivables, net	$22,852	$22,818
Trade receivables generally represent amounts due to the Company from social and mobile platform operators, including Apple, Google, and direct-to-consumer ("DTC") payment processors, including Xsolla. Trade receivables are recorded when the right to consideration becomes unconditional.
Concentration of Credit Risk
The following table summarizes the major receivables of the Company as a percentage of the total trade receivables as of the dates indicated:

	March 31, 2026	December 31, 2025
Apple, Inc.	36.1%	41.1%
Google, LLC	18.1%	17.8%
Xsolla (USA), Inc.	11.5%	13.6%
AppLovin Corp	10.9%	9.9%
As of March 31, 2026 and December 31, 2025, the Company did not have any additional counterparties that exceeded 10% of the Company’s total trade receivables.

NOTE 6—PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	March 31, 2026	December 31, 2025
Prepaid expenses	$5,792	5,160
Income tax receivable	1,425	1,632
Other current assets	111	226
Total prepaid expenses other current assets	$7,328	$7,018
NOTE 7—FAIR VALUE MEASUREMENT
The carrying values of the Company’s cash and cash equivalents, receivables, net, prepaid expenses and other current assets, and accounts payable approximate fair value due to their short maturities.

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$32	—	—	32
Private Warrants	—	23	—	23
Contingent consideration	—	—	5,528	5,528
Total financial liabilities	$32	$23	$5,528	$5,583

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$43	—	—	43
Private Warrants	—	31	—	31
Contingent consideration	—	—	8,308	8,308
Total financial liabilities	$43	$31	$8,308	$8,382
On July 1, 2024, PLAYSTUDIOS US, LLC, a direct wholly-owned subsidiary of the Company entered into an asset purchase agreement to acquire certain tangible and intangible assets and assumed certain liabilities from Pixode Games Limited (“Pixode"), a mobile casual games publisher ("Pixode Acquisition"). The fair value of our Level 3 contingent consideration liabilities relates to the Pixode Acquisition . This contingent consideration is primarily based on expected payments arising from a percentage of an adjusted net revenue for a three year period commencing on the re-launch date of the rebranded Pixode assets, payable at the end of each fiscal year. The value of these payments are subject to various market and operational risks. As of March 31, 2026 and December 31, 2025, significant unobservable inputs include a discount rate of approximately 13.0% and 12.1%, respectively, and the probability of revenue growth over the same three year period.

NOTE 8—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	March 31, 2026	December 31, 2025
Land and land improvements	$1,928	1,923
Building and building improvements	5,932	5,932
Computer equipment	9,898	9,986
Leasehold improvements	11,193	11,628
Purchased software	544	586
Furniture and fixtures	3,603	3,681
Total property and equipment	33,098	33,736
Less: accumulated depreciation	(20,664)	(20,310)
Total property and equipment, net	$12,434	$13,426
The aggregate depreciation expense for property and equipment, net is reflected in “Depreciation and amortization” in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2026 and 2025, depreciation expense was $0.8 million and $1.0 million, respectively. There were no material impairment charges or material write-offs recorded for the three months ended March 31, 2026 and 2025.
Property and equipment, net by region consists of the following:

	March 31, 2026	December 31, 2025
United States	$8,790	$9,246
Europe, Middle East, and Africa	3,184	3,425
All other countries	460	755
Total property and equipment, net	$12,434	$13,426

NOTE 9—INTANGIBLE ASSETS AND INTERNAL-USE SOFTWARE, NET
Intangible Assets
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset other than goodwill:

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Licenses	$83,820	$(49,104)	$34,716	$83,820	$(45,670)	$38,150
Acquired technology	16,653	(11,801)	4,852	16,653	(11,088)	5,565
Customer relationships	12,000	(8,400)	3,600	12,000	(7,800)	4,200
Trade names	2,740	(1,765)	975	2,741	(1,728)	1,013
Internal-use software	208,396	(182,286)	26,110	204,254	(178,101)	26,153
Other	425	(35)	390	379	(30)	349
	324,034	(253,391)	70,643	319,847	(244,417)	75,430
Nonamortizable intangible assets:
Marketing Agreement with a related party	1,000	—	1,000	1,000	—	1,000
Total intangible assets	$325,034	$(253,391)	$71,643	$320,847	$(244,417)	$76,430
During the three months ended March 31, 2026 and 2025, intangible asset and internal-use software amortization was $9.0 million and $8.6 million, respectively. The aggregate amortization expense for amortizable intangible assets and internal-use software is reflected in “Depreciation and amortization” in the Condensed Consolidated Statements of Operations.
During the three months ended March 31, 2026 and 2025, there were no impairment charges for intangible assets or internal-use software.
As of March 31, 2026, the estimated annual amortization expense is as follows:

Projected Amortization Expense
Remaining 2026	$25,337
2027	23,275
2028	14,615
2029	6,705
2030	174
Thereafter	537
Total	$70,643

NOTE 10—ACCRUED AND OTHER CURRENT LIABILITIES
Accrued liabilities consist of the following:

	March 31, 2026	December 31, 2025
Accrued payroll and related	7,798	9,143
Income taxes payable	1,222	1,476
Accrued litigation	3,245	3,245
Accrued restructuring	2,071	—
Warrant liabilities	55	74
Other accruals	3,918	2,746
Total accrued liabilities	$18,309	$16,684
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
On March 8, 2023, Angel Deann Pilati, a purported adult resident citizen of Franklin County, Alabama, filed a civil lawsuit against PLAYSTUDIOS US, LLC in the Circuit Court of Franklin County Alabama (the "Pilati Lawsuit"), alleging that PLAYSTUDIOS US, LLC makes available online games and applications across multiple platforms that are games of chance and thus illegal gambling under Alabama law and seeking to recover, under Alabama’s loss recovery act, all sums paid by Alabama residents to PLAYSTUDIOS US, LLC in its online gambling games during the period beginning one year before the filing of the complaint until the case is resolved. On August 23, 2023, the plaintiff amended the complaint to exclude recovery for Alabama residents who lost $75,000 or more during the statute of limitations period. The plaintiff claims to seek this recovery "to go to the benefit of the families" of players who paid money to play the games. As of March 31, 2026, the Pilati Lawsuit is stayed pending the "Settlement" described below. The Company believes the claims are without merit and if the Settlement is not completed, intends to vigorously defend against them; however, there can be no assurance that the Company would be successful in the defense of this litigation.
On November 13, 2023, Sandra Tucker Duckworth, a purported citizen of Tennessee, filed a civil lawsuit against PLAYSTUDIOS US, LLC in the Circuit Court for the 14th Judicial District of Tennessee (the "Duckworth Lawsuit") alleging that PLAYSTUDIOS US, LLC makes available online games of chance that constitute illegal gambling under Tennessee law and seeking to recover, under Tennessee's loss recovery act, all sums paid by Tennessee residents to PLAYSTUDIOS US, LLC in its online gambling games during the period beginning one year before the filing of the lawsuit until the case is resolved, excluding recovery of money lost by a Tennessee resident who lost $75,000 or more during the statute of limitations period. The plaintiff claims to seek this recovery for the benefit of each individual player's spouse, or if not spouse, child or children, and if not child or children, the next of kin. As of March 31, 2026, the Duckworth Lawsuit is stayed pending the "Settlement" described below. The Company believes the claims are without merit and if the Settlement is not completed, intends to vigorously defend against them; however, there can be no assurance that the Company would be successful in the defense of this litigation.

On August 22, 2024, James Scott Tipmore, a purported citizen of Kentucky, filed a civil lawsuit against PLAYSTUDIOS US, LLC in the United States District Court for the Western District of Kentucky (the "Tipmore Lawsuit"), alleging that PLAYSTUDIOS US, LLC makes available online games of chance that constitute illegal gambling under Kentucky law and seeking to recover, under Kentucky's loss recovery act, treble the sums paid by Kentucky residents to PLAYSTUDIOS US, LLC in its online gambling games during the period beginning five years before the filing of the lawsuit until the case is resolved. As of March 31, 2026, the Tipmore Lawsuit is stayed pending the "Settlement" described below. The Company believes the claims are without merit and if the Settlement is not completed, intends to vigorously defend against them; however, there can be no assurance that the Company would be successful in the defense of this litigation.
The Company received four demands for arbitration during 2023 claiming that the games operated by PLAYSTUDIOS US, LLC constitute illegal gambling under the laws of various states. As of March 31, 2026, three of the demands for arbitration have been stayed pending the "Settlement" described below (the "State Arbitration Demands"). These demands generally attempt to recover amounts spent by third parties on the Company’s games by relying on state gambling loss recovery statutes and/or by seeking to have the applicable Terms of Service declared invalid. The Company believes that the claims are without merit and if the Settlement is not completed, the Company intends to vigorously defend against them; however, there can be no assurance that the Company would be successful in the arbitration proceedings.
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
As of March 31, 2026 and December 31, 2025 the Company accrued $3.2 million and $3.2 million, respectively, in connection with the Pilati Lawsuit, Duckworth Lawsuit, Tipmore Lawsuit, and State Arbitration Demands.
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
At March 31, 2026, there were approximately 5.4 million Public Warrants and 3.8 million Private Warrants outstanding. Refer to Note 7—Fair Value Measurement for further information. The warrant liabilities are classified within “Accrued and other current liabilities” on the Condensed Consolidated Balance Sheets.

NOTE 11—LEASES
During the three months ended March 31, 2026, the Company committed to a plan to vacate three leased facilities in connection with the 2026 Reorganization Plan discussed in Note 3—Segment Reporting. The Company expects to vacate these leases during the three months ended June 30, 2026.
Upon approval of the 2026 Reorganization Plan, the Company determined that the remaining useful lives of the related ROU assets were shortened to reflect the revised period over which the assets are expected to provide economic benefit. Accordingly, the Company revised the amortization period of the ROU assets to end on the expected vacate dates. Although the Company intends to cease use of the leased properties as of those dates, the Company remains contractually obligated for lease payments through the end of the respective lease terms, unless and until a replacement tenant is identified.
Subsequent to March 31, 2026, the Company executed a lease termination agreement for one of the three facilities, effective April 30, 2026. In connection with the termination, the Company derecognized the remaining lease liability and right-of-use asset associated with the premises and settled its remaining obligations under the lease. As a result of this transaction, the Company expects to recognize a net gain of $0.6 million during the three months ended June 30, 2026, which will be reflected in restructuring and related expenses. The remaining two facilities are expected to be vacated during the three months ended June 30, 2026, and the Company remains contractually obligated for lease payments at those locations through the end of their respective lease terms unless replacement tenants are identified.
The Company's operating leases primarily consist of real estate leases such as offices. During the three months ended March 31, 2026 and 2025, operating lease expense was $1.5 million and $1.0 million, respectively. Included in operating lease expense for the three months ended March 31, 2026 is approximately $0.3 million of accelerated amortization of ROU assets related to the three facilities identified to be vacated under the 2026 Reorganization Plan. This accelerated amortization is non-cash and is reflected in “Restructuring and related” in the Condensed Consolidated Statements of Operations.
The Company does not have any finance leases. Total variable and short-term lease payments were immaterial for all periods presented. As of March 31, 2026, the Company did not have any material additional operating leases that have not yet commenced.
Supplemental balance sheet information related to operating leases are as follows:

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$6,292	$7,533

Operating lease liabilities, current	3,685	3,656
Operating lease liabilities, noncurrent	3,220	4,070
Operating lease liabilities, total	$6,905	$7,726

Weighted average remaining lease term, years	1.9	2.1
Weighted average discount rate	6.3%	6.3%
Operating lease liability maturities:

Year ending December 31,	Operating Leases
Remaining 2026	$3,085
2027	3,586
2028	619
Total undiscounted cash flows	$7,290
Less: imputed interest	$(385)
Lease liabilities, total	$6,905

NOTE 12—LONG-TERM DEBT
Credit Agreement
On June 24, 2021, the Company, a subsidiary of the Company, JPMorgan Chase Bank, N.A., as administrative agent and JPMorgan Chase Bank, N.A., Silicon Valley Bank and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers entered into a credit agreement (the “Credit Agreement”) which provides for a five-year revolving credit facility in an aggregate principal amount of $75.0 million. Borrowings under the Credit Agreement may be borrowed, repaid and re-borrowed by the Company, and are available for working capital, general corporate purposes and permitted acquisitions. The scheduled maturity date under the Credit Agreement is June 24, 2026.
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
The Company capitalized a total of $0.8 million in debt issuance costs related to the Credit Agreement and subsequent amendments. As of March 31, 2026, the Company is in compliance with and does not have any balances outstanding under the Credit Agreement.

NOTE 13—REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table summarizes the Company’s revenue disaggregated by type, and by over time or point in time recognition:

	Three Months Ended March 31,
	2026	2025
Virtual currency (point in time or over time)	$45,248	$50,840
Advertising (point in time)	13,157	11,863
Other revenue (point in time or over time)	5	6
Total net revenue	$58,410	$62,709

The following table summarizes the Company’s virtual currency revenue disaggregated by platform:

	Three Months Ended March 31,
	2026	2025
Third-party platforms	32,845	45,870
Direct-to-consumer platforms	12,403	4,970
Total virtual currency	$45,248	$50,840
The following table summarizes the Company’s revenue disaggregated by geography:

	Three Months Ended March 31,
	2026	2025
United States	$47,793	$53,060
All other countries	10,617	9,649
Total net revenue	$58,410	$62,709
Contract Balances
Contract assets represent the Company’s ability to bill customers for performance obligations completed under a contract. As of March 31, 2026 and December 31, 2025, there were no contract assets recorded in the Company’s Condensed Consolidated Balance Sheets. The deferred revenue balance related to the purchase of virtual currencies was $0.5 million and $0.4 million as of March 31, 2026 and December 31, 2025, respectively. Trade receivables are described in Note 5—Receivables, net.
NOTE 14—INCOME TAXES
The Company recorded an income tax expense of $0.6 million and an income tax expense of $0.3 million for the three months ended March 31, 2026 and 2025, respectively. Our effective tax rate was (6.1)% for the three months ended March 31, 2026 compared to (13.7)% for the three months ended March 31, 2025.
The effective tax rate for the three months ended March 31, 2026 and 2025 differed from the U.S. statutory rate of 21% primarily due to the valuation allowance on deferred tax assets, U.S. state taxes, non-US based income taxes, nondeductible items and includes specific costs associated with shortfalls in tax-deductible equity compensation compared to amounts recognized in the financial statements.
In July 2025, U.S. Congress enacted the One Big Beautiful Bill Act (“OBBBA”), which included a range of tax reform measures, including the modification of certain foreign provisions in 2026 originally enacted under the Tax Cuts and Jobs Act. The Company does not expect the changes enacted in OBBBA to materially impact the Company’s effective tax rate or cash flows in the current fiscal year.

NOTE 15—COMMITMENTS AND CONTINGENCIES
Minimum Guarantee Liability
The Company is subject to minimum guarantee royalty payments associated under certain content license agreements. The following are the Company’s total minimum guaranteed royalty payment obligations related to licensing agreements as of:

	March 31, 2026	December 31, 2025
Minimum guarantee liability - current	$8,419	$9,469
Minimum guarantee liability - noncurrent	12,000	12,000
Total minimum guarantee obligations	$20,419	$21,469
Weighted-average remaining contractual term (in years)	1.3	1.6
The following are the Company’s remaining expected future payments of minimum guaranteed royalty payment obligations related to licensing agreements as of March 31, 2026:

Year Ending December 31,	Minimum Guarantee Obligations
Remaining 2026	$8,419
2027	6,000
2028	6,000
Total	$20,419
Contingent Consideration
In connection with the Pixode Acquisition, in addition to the $3.5 million paid at closing, the Company agreed to pay a percentage of an adjusted net revenue for a three-year period commencing on the re-launch date of the rebranded Pixode assets, payable at the end of each fiscal year, contingent upon the satisfaction of certain product and financial milestones, up to a maximum amount of $113.5 million. The fair value of the contingent consideration is reassessed at each reporting date, with changes recognized in earnings. The fair value of the contingent consideration as of March 31, 2026 was $5.5 million. Refer to Note 7—Fair Value Measurement for more information.
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
On July 7, 2025 and August 15, 2025, a law firm representing two individuals filed arbitration proceedings against the Company alleging violations of the California Invasion of Privacy Act and California common law intrusion upon seclusion and invasion of privacy arising out the individuals' viewing of webpages and the Company's alleged use of a tracking code known as the Meta Pixel. Due to inactivity in advancing the arbitration, on March 24, 2026, the American Arbitration Association closed the matters as settled.
On March 18, 2026, the Company received multiple substantively identical pre-arbitration notices from a single law firm purporting to represent several hundred players, alleging the games operated by the Company violate state gambling statutes, along with various other claims. The Company believes that the claims are without merit and the Company intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of these demands. The Company is not able to reasonably estimate the probability or amount of loss and therefore has not made any accruals.
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

Accumulated Other Comprehensive Income (Loss)
The following tables show a summary of changes in accumulated other comprehensive income (loss), which is attributable only to currency translation adjustments during the current period:

Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2025	$1,806
Foreign currency translation	(7)
Balance as of March 31, 2026	$1,799

	Foreign Currency Derivative Contracts	Currency Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2024	$(38)	$(594)	$(632)
Net losses recognized in other comprehensive income before reclassifications	38	—	38
Foreign currency translation	—	8	8
Balance as of March 31, 2025	$—	$(586)	$(586)
Stock Repurchase Program
On October 31, 2025, the Company’s Board of Directors approved a one-year extension of the Company's existing stock repurchase program. The remaining amount authorized under the program was $40.0 million as of March 31, 2026 and $40.0 million as of December 31, 2025. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements and other business considerations.

NOTE 17—STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense for the periods shown:

	Three Months Ended March 31,
	2026	2025
Selling and marketing	$291	$159
General and administrative	1,577	2,888
Research and development	516	1,211
Stock-based compensation expense	$2,384	$4,258
Capitalized stock-based compensation	$137	$116
The following is a summary of outstanding stock-based compensation as of March 31, 2026 (in thousands, except weighted-average vesting period):

	Unrecognized Stock-Based Compensation Expense	Weighted-Average Remaining Vesting Period (in years)
Restricted stock units	$12,959	1.7
Performance stock units	1,245	1.0
Total	$14,204
The following is a summary of awards granted for the periods shown:

	Three Months Ended March 31,
	2026	2025
Restricted stock units	804	5,125
Performance stock units	2,525	2,654
Total	3,329	7,779

NOTE 18—NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss attributable to Class A and Class B common stockholders per share (in thousands except per share data):

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Class A	Class B	Class A	Class B
Numerator
Net loss attributable to common stockholders – basic	$(9,300)	$(1,376)	$(2,502)	$(378)
Potential dilutive effect of derivative instruments	—	—	—	—
Net loss attributable to common stockholders – diluted	$(9,300)	$(1,376)	$(2,502)	$(378)
Denominator
Weighted average shares of common stock outstanding - basic	111,202	16,458	108,795	16,458
Potential dilutive effect of derivative instruments	—	—	—	—
Weighted average shares of common stock outstanding - diluted	111,202	16,458	108,795	16,458
Net loss attributable to common stockholders per share
Basic	$(0.08)	$(0.08)	$(0.02)	$(0.02)
Diluted	$(0.08)	$(0.08)	$(0.02)	$(0.02)

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
The following equity awards outstanding at the end of each period presented have been excluded from the computation of diluted net loss per share of common stock for the periods presented due to their anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Stock options	4,491	4,756
Restricted stock units	9,991	14,755
Performance stock units	2,524	2,654
Public Warrants	5,382	5,382
Private Warrants	3,822	3,822
Earnout Shares	15,000	15,000
	41,210	46,369

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
Available Rewards
Available Rewards is defined as the monthly average number of unique rewards available in our applications’ rewards stores. A reward appearing in more than one application’s reward store is counted only once. A reward is counted only once irrespective of the inventory available through that reward. For example, one reward for a free night in a hotel room with ten rooms available for such free night is counted as one reward. Available Rewards only include real-world partner rewards and exclude PLAYSTUDIOS digital rewards. We use Available Rewards as one indicator of the breadth, value proposition, and potential player appeal of our loyalty offering.
Purchases
Purchases is defined as the total number of rewards purchased during the period presented in which a player exchanges loyalty points for a reward. Purchases are net of refunds. Purchases only include purchases of real-world partner rewards and exclude any PLAYSTUDIOS digital rewards. Purchases are redeemed by the player directly with the rewards partner within the specified terms and conditions of the reward. We do not recognize revenue from Purchases, as players redeem loyalty points rather than making cash payments. We use Purchases as an indicator of player interest and engagement with our playAWARDS platform.
Retail Value of Purchases
Retail Value of Purchases is defined as the cumulative retail value of all rewards listed as Purchases for the period identified. The retail value of each reward listed as Purchases is the retail value as determined by the partner upon creation of the reward. In the case where the retail value of a reward adjusts depending on time of redemption, the average retail value is used. Retail Value of Purchases only include the retail value of real-world partner rewards and exclude the cost of any PLAYSTUDIOS branded merchandise. Retail values are based on partner-provided estimates and may not reflect actual market prices, realized redemption value, or player experience. Retail value also does not represent revenue recognized by the Company. We use Retail Value of Purchases to help us understand the real-world value of the rewards that are purchased by our players during a particular period.
Retail Value of Daily Rewards Inventory
Retail Value of Daily Rewards Inventory is defined as the cumulative retail value of all rewards listed as available during the period divided by the number of days in the period. For rewards with unlimited inventory, the maximum number of rewards used in the calculation is 50. The retail value of each reward listed as available is the retail value as specified by the rewards partner upon creation of the reward. Retail Value of Daily Rewards Inventory only includes the retail value of real-world partner rewards and excludes the cost of any PLAYSTUDIOS branded merchandise. We use Retail Value of Daily Rewards Inventory to help us understand the real-world value of the rewards within our playAWARDS platform.
Retail value metrics are presented solely to illustrate the scale and scope of rewards available through our loyalty program and should not be interpreted as revenue, gross merchandise value, transaction volume, or economic benefit realized by the Company.

Results of Operations
Comparison of the three months ended March 31, 2026 versus the three months ended March 31, 2025
The following table summarizes our consolidated results of operations for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Net revenue	$58,410	$62,709	$(4,299)	(6.9)%
Operating expenses	71,715	65,450	6,265	9.6%
Operating loss	(13,305)	(2,741)	(10,564)	385.4%
Net loss	(10,676)	(2,880)	(7,796)	270.7%
Net loss margin	(18.3)%	(4.6)%	(13.7)pp	297.8%

pp = percentage points
Net Revenue by Reportable Segment

	Three Months Ended March 31,
	2026	2025	Change	% Change
Net revenue
playGAMES	$57,862	$62,555	$(4,693)	(7.5)%
playAWARDS	548	154	394	nm
Net revenue	$58,410	$62,709	$(4,299)	(6.9)%

nm = not meaningful
Revenue information by geography is summarized as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	Change	% Change
United States	$47,793	$53,060	$(5,267)	(9.9)%
All other countries	10,617	9,649	968	10.0%
Net revenue	$58,410	$62,709	$(4,299)	(6.9)%

playGAMES
The following table shows net revenues and key performance indicators for our playGAMES division (in thousands, except percentages and ARPDAU):

	Three Months Ended March 31,
	2026	2025	Change		% Change
Virtual currency	$44,705	$50,692	$(5,987)		(11.8)%
Advertising	13,157	11,863	1,294		10.9%
Net revenue	$57,862	$62,555	$(4,693)		(7.5)%

Average DAU	2,094	2,632	(538)		(20.4)%
Average MAU	9,418	11,422	(2,004)		(17.5)%
Average DPU	21	21	—		—%
Average Daily Payer Conversion	1.0%	0.8%	0.2	pp	25.0%
ARPDAU (in dollars)	$0.31	$0.26	$0.05		19.2%

pp = percentage points
Net revenue decreased $4.7 million, or (7.5)%, to $57.9 million during the three months ended March 31, 2026 compared to $62.6 million during the three months ended March 31, 2025. The decrease was due to a $6.0 million decrease in virtual currency revenue primarily driven by decreases in DPU within certain games, which was partially offset by increased revenue due to our new growth initiatives and a $1.3 million increase in advertising revenue.
playAWARDS
The following table shows net revenues and key performance indicators for our playAWARDS division (in thousands, except for available rewards):

	Three Months Ended March 31,
	2026	2025	Change	% Change
Virtual currency	$543	$148	$395	266.9%
Other	5	6	(1)	(16.7)%
Net revenue	$548	$154	$394	255.8%

Available Rewards (in units)	327	367	(40)	(10.9)%
Purchases (in units)	169	281	(112)	(39.8)%
Retail Value of Purchases	$14,827	$16,984	$(2,157)	(12.7)%
Retail Value of Daily Rewards Inventory	$2,173	$2,005	$168	8.4%

nm = not meaningful
Net revenue increased $0.4 million during the three months ended March 31, 2026 compared to the same period in prior year. The key performance indicators presented above are used by management to assess the playAWARDS segment's operating performance, however, are not indicative revenue metrics.

Operating Expenses
The following table summarizes our consolidated operating expenses for each applicable period (in thousands, except percentages):

	Three Months Ended March 31,				% of Revenue
	2026	2025	$ Change	% Change	2026	2025
Operating expenses:
Cost of revenue	$12,045	$15,779	$(3,734)	(23.7)%	20.6%	25.2%
Selling and marketing	21,025	13,169	7,856	59.7%	36.0%	21.0%
Research and development	14,724	13,674	1,050	7.7%	25.2%	21.8%
General and administrative	9,436	11,861	(2,425)	(20.4)%	16.2%	18.9%
Depreciation and amortization	9,833	9,632	201	2.1%	16.8%	15.4%
Restructuring expenses	4,652	1,335	3,317	248.5%	8.0%	2.1%
Total operating expenses	$71,715	$65,450	$6,265	9.6%	122.8%	104.4%

Cost of Revenue
Cost of revenue decreased by $3.7 million to $12.0 million during the three months ended March 31, 2026 compared to $15.8 million during the three months ended March 31, 2025. The decrease was primarily related to a decrease in virtual currency revenue. As a percentage of revenue, cost of revenue decreased from 25.2% for the three months ended March 31, 2025 to 20.6% for the three months ended March 31, 2026 due to an increase in direct to consumer revenue, which incur lower processing fees.
Selling and Marketing
Selling and marketing expenses increased by $7.9 million to $21.0 million during the three months ended March 31, 2026 compared to $13.2 million during the three months ended March 31, 2025. The increase was primarily due to increases in user acquisition expense of $6.5 million which is attributable to the Company's investment in our growth initiatives, employee costs of $0.5 million, and brand and other marketing expense of $0.9 million.
Research and Development
Research and development expenses increased by $1.1 million to $14.7 million during the three months ended March 31, 2026 compared to $13.7 million during the three months ended March 31, 2025. The increase was primarily due to increases in employee costs of $1.1 million and other research and development expense of $0.7 million. This was offset by a decrease of stock compensation of $0.7 million.
General and Administrative
General and administrative expenses decreased by $2.4 million to $9.4 million during the three months ended March 31, 2026 compared to $11.9 million during the three months ended March 31, 2025. The decrease is primarily due to decreases in stock compensation of $1.3 million, a charitable donation of $0.3 million, and other general and administrative cost of $0.8 million.
Depreciation and Amortization
Depreciation and amortization expenses increased by $0.2 million to $9.8 million during the three months ended March 31, 2026 compared to $9.6 million during the three months ended March 31, 2025.
Restructuring Expenses
Restructuring expenses increased by $3.3 million to $4.7 million during the three months ended March 31, 2026 compared to $1.3 million during the three months ended March 31, 2025. The increase was primarily due to increases in internal reorganization costs of $2.3 million, costs related to various merger and acquisition opportunities of $1.2 million, and other restructuring costs of $0.2 million. This was offset by a decrease in non-recurring legal expense of $0.4 million.

Other Income, Net
The following table summarizes our consolidated non-operating expense for each applicable period (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Change in fair value of warrant liabilities	$18	$101	$(83)	(82.2)%
Change in fair value of contingent consideration	2,780	(325)	3,105	(955.4)%
Interest income, net	722	906	(184)	(20.3)%
Other expense, net	(281)	(473)	192	(40.6)%
Total other income, net	$3,239	$209	$3,030	1,449.8%

The change in fair value of warrant liabilities is related to the warrants discussed in Note 10—Accrued and Other Current Liabilities to our condensed consolidated financial statements herein. The change in fair value of contingent consideration is related to the Pixode Acquisition discussed in Note 7—Fair Value Measurement. Interest income, net is related to interest earned on cash and cash equivalents offset by fees and expenses associated with the Credit Agreement as discussed in Note 12—Long-Term Debt to our condensed consolidated financial statements herein. Other income primarily relates to gains or (losses) from equity investments and gains or (losses) from foreign currency transactions with our foreign subsidiaries.

Provision for Income Taxes
Provision for income taxes resulted in a tax expense of $0.6 million for the three months ended March 31, 2026, compared to a tax expense of $0.3 million for the three months ended March 31, 2025.
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
Comparison of the three months ended March 31, 2026 versus the three months ended March 31, 2025

	Three Months Ended March 31,
	2026	2025	Change	% Change
AEBITDA
playGAMES	$8,674	$18,309	$(9,635)	(52.6)%
playAWARDS	(1,492)	(2,289)	797	(34.8)%
Corporate and other	(3,611)	(3,533)	(78)	2.2%
Consolidated AEBITDA	$3,571	$12,487	$(8,916)	(71.4)%

Segment AEBITDA Margin:
playGAMES	15.0%	29.3%	(14.3)%	(48.8)%
playAWARDS	nm	nm	nm	nm

nm - not meaningful

playGAMES
playGAMES AEBITDA was $8.7 million for the three months ended March 31, 2026 compared to $18.3 million for the three months ended March 31, 2025, a decrease of $9.6 million. playGAMES AEBITDA margin was 15.0% for the three months ended March 31, 2026 compared to 29.3% for the three months ended March 31, 2025. The decrease to playGAMES AEBITDA was a result of decreased virtual currency revenue primarily driven by decreases in DPU and an increase of user acquisition expense. This was partially offset by an increase in direct-to-consumer sales which incurs lower processing fees, driving a reduction in cost of sales, as well as an increase of revenue related to the launch of Tetris Block Party.
playAWARDS
playAWARDS AEBITDA was $(1.5) million for the three months ended March 31, 2026 compared to $(2.3) million for the three months ended March 31, 2025. The increase in AEBITDA can be attributed to an increase in revenue and a decrease in employee costs.

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

	Three Months Ended March 31,
	2026	2025
Revenue	$58,410	$62,709
Net loss	$(10,676)	$(2,880)
Net loss margin	(18.3)%	(4.6)%
Adjustments:
Depreciation & amortization	9,833	9,632
Income tax expense	610	348
Stock-based compensation expense	2,384	4,258
Change in fair value of warrant liability	(18)	(101)
Change in fair value of contingent consideration	(2,780)	325
Restructuring and related(1)	4,652	1,335
Other, net(2)	(434)	(430)
Consolidated AEBITDA	3,571	12,487
Consolidated AEBITDA Margin	6.1%	19.9%

(1)Amounts reported during the three months ended March 31, 2026 and March 31, 2025 relate to internal reorganization costs, including severance-related costs, fees related to evaluating various merger and acquisition opportunities, and non-recurring legal costs.
(2)Amounts reported in “Other, net” include interest expense, interest income, gains/losses from equity investments, foreign currency gains/losses, and non-cash gains/losses on the disposal of assets.

Liquidity and Capital Resources
As of March 31, 2026, we had cash and cash equivalents of $103.7 million, which consisted of cash on hand and money market mutual funds. As of March 31, 2026 we had restricted cash of $0.6 million. Historically, we have funded our operations, including capital expenditures, primarily through cash flow from operating activities. We believe that our existing cash and cash equivalents, and cash generated from operations, will be sufficient to fund our operations and capital expenditures for at least the next twelve (12) months. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure, or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financing to secure additional funds or we may decide to do so opportunistically.
Debt
For a description of the Credit Agreement, see Note 14 - Long-Term Debt in our Consolidated Financial Statements and Liquidity and Capital Resources in our 2025 Annual Report on Form 10-K filed on March 16, 2026 and amended on Form 10-K/A filed on April 3, 2026.
As of March 31, 2026, we do not have any outstanding amounts under the Credit Agreement.
Cash Flows
The following tables present a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$3,718	$3,300
Net cash used in investing activities	(4,118)	(3,609)
Net cash used in financing activities	(725)	(2,456)
Effect of exchange rate on cash and cash equivalents	(130)	84
Decrease in cash and cash equivalents	(1,255)	(2,681)
Operating Activities
During the three months ended March 31, 2026, operating activities provided $3.7 million of net cash as compared to $3.3 million during the three months ended March 31, 2025. The increase in cash provided from operating activities was primarily due to a favorable change in operating assets and liabilities due to timing fluctuations in payables being paid.
Investing Activities
During the three months ended March 31, 2026, investing activities used $4.1 million of net cash as compared to $3.6 million during the three months ended March 31, 2025. The change in cash used in investing activities was due to increased additions to internal-use software during the three months ended March 31, 2026.
Financing Activities
During the three months ended March 31, 2026, financing activities used $0.7 million of net cash as compared to $2.5 million during the three months ended March 31, 2025. The change in cash used in financing activities was due to $1.6 million less in share repurchases and $0.4 million less in payments made for tax withholding on stock-based compensation.
Contractual Obligations, Commitments, and Contingencies
As of March 31, 2026, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our 2025 Annual Report on Form 10-K filed on March 16, 2026 and amended on Form 10-K/A filed on April 3, 2026.
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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our 2025 Annual Report on Form 10-K filed on March 16, 2026 and amended on Form 10-K/A filed on April 3, 2026.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Pursuant to Item 305(e) of Regulation of S-K (§229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including those officers, as appropriate, to allow timely decisions regarding disclosure required to be made under the Exchange Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings
From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding legal proceedings and other claims in which we are involved, see Note 10—Accrued and Other Current Liabilities and Note 15—Commitments and Contingencies.
Item 1A.    Risk Factors
Our risk factors are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 16, 2026, as amended by Amendment No. 1 on Form 10-K/A filed on April 3, 2026. There have been no material changes from the risk factors previously disclosed therein.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about share repurchases made by us of our Class A common stock during the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program[3] (In thousands)
January 1, 2026 - January 31, 2026	347,516	$0.64	—	$40,046
February 1, 2026 - February 28, 2026	279,682	$0.49	—	$40,046
March 1, 2026 - March 31, 2026	42,317	$0.50	—	$40,046

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
3.Repurchases may be executed from time to time, subject to general business and market conditions, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 trading plans, pursuant to a stock repurchase program. On October 31, 2025, the Company’s Board of Directors approved a one-year extension of the Company's existing stock repurchase program. The remaining amount authorized under the program was $40.0 million as of March 31, 2026 and $40.0 million as of December 31, 2025. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements and other business considerations. See Note 16—Stockholders’ Equity of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information relating to share repurchases.

Item 3.        Defaults Upon Senior Securities
None
Item 4.        Mine Safety Disclosures
Not applicable
Item 5.        Other Information
Trading Plans
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.
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

PLAYSTUDIOS, Inc.

Date:	May 11, 2026	By:	/s/ Andrew Pascal
		Name:	Andrew Pascal
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2026	By:	/s/ Scott Peterson
		Name:	Scott Peterson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)