Form 10-Q
period 2026-06-30
PLAYSTUDIOS, Inc.
filed 2026-08-11
CIK 1823878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 31, 2026, there were 103,663,613 shares of Class A common stock, $0.0001 par value per share, and 16,457,769 shares of Class B common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on our current expectations, estimates, forecasts, and projections about future events and operating performance. All statements, other than statements of present or historical fact included in this Quarterly Report, about our strategy, business model, competitive position, operations, financial performance, liquidity, profitability, cost structure, emerging technologies (including artificial intelligence), market opportunities, regulatory environment, and management’s plans and objectives are forward-looking statements. Any statements that refer to forecasts, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “goal,” “project” or the negative of such terms or other similar expressions.
Forward-looking statements contained in this Quarterly Report on Form 10-Q may include, but are not limited to, statements about:
•our business strategy, operating priorities, competitive positioning, and market opportunities;
•our future financial performance, including revenue, profitability, liquidity, cash flows and operating results;
•market acceptance, player engagement, monetization and retention relating to our games, promotional offerings and new products;
•our capital resources, capital allocation priorities, access to financing and conditions in the global capital markets;
•factors relating to our business, operations, financial performance, and subsidiaries, including competitive dynamics, changes in laws and regulations affecting our business, our ability to implement business plans and forecasts, identify and realize opportunities, and general macroeconomic conditions affecting discretionary consumer spending, awards partners, and advertisers;
•our reliance on, and ability to maintain relationships with, third-party platforms, payment providers, and other key partners, including the Apple App Store, Google Play Store, Amazon Appstore, Meta Platforms (Facebook), and Appcharge;
•our ability to maintain and improve effective internal control over financial reporting;
•our ability to maintain, protect, enforce, license, and enhance our intellectual property rights;
•the impact of litigation, regulatory inquiries, investigations, enforcement actions, and our ability to successfully defend or resolve such matters;
•our ability to identify, evaluate, pursue, complete and successfully integrate, separate or otherwise execute strategic transactions consistent with our business objectives;
•our success in attracting, retaining, and motivating employees and other key talent;
•our ability to develop, deploy and adapt to emerging technologies, including artificial intelligence, and their impact on our products, operations and competitive position;
•the impact of geopolitical conditions, including international conflicts, regional instability, trade tensions, sanctions, export controls, terrorism, cyber threats, disruptions to global markets or supply chains, and related economic or operational uncertainty; and
•the impact of existing and future legal and regulatory requirements on our current and planned business operations, including our ability to comply with, and adapt to, the enactment, amendment, interpretation, or enforcement of laws and regulations governing gaming, gambling, promotional sweepstakes, advertising, data privacy, consumer protection, virtual currencies, payment systems, digital platforms, and other aspects of our business that may affect how we operate, where we operate, or the products and services we offer.
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
We use our Investor Relations website, ir.playstudios.com, SEC filings, press releases, public conference calls, and webcasts as means of disclosing material information and complying with our disclosure obligations under Regulation FD. Information posted on or accessible through our website, social media channels or other digital platforms is not incorporated by reference into this Quarterly Report on Form 10-Q, and you should not consider such information to be part of this Quarterly Report.

PART I.    Financial Information
Item 1.        Financial Statements
PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$102,669	$104,935
Receivables, net	21,938	22,818
Prepaid expenses and other current assets	5,744	7,018
Total current assets	130,351	134,771
Property and equipment, net	11,655	13,426
Operating lease right-of-use assets	4,616	7,533
Intangible assets and internal-use software, net	66,393	76,430
Goodwill	52,222	52,222
Deferred income taxes	4,115	4,140
Other long-term assets	1,787	2,096
Total non-current assets	140,788	155,847
Total assets	$271,139	$290,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	8,121	7,808
Operating lease liabilities, current	3,196	3,656
Minimum guarantee liability, current	7,425	9,469
Contingent consideration, current	3,062	5,561
Accrued and other current liabilities	21,737	16,684
Total current liabilities	43,541	43,178
Operating lease liabilities, noncurrent	2,255	4,070
Minimum guarantee liability, noncurrent	12,000	12,000
Contingent consideration, noncurrent	4,946	2,747
Deferred income taxes	701	617
Other long-term liabilities	—	140
Total non-current liabilities	19,902	19,574
Total liabilities	$63,443	$62,752
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value (100,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025)	—	—
Class A common stock, $0.0001 par value (2,000,000 shares authorized, 133,834 and 131,823 shares issued, and 109,244 and 110,084 shares outstanding as of June 30, 2026 and December 31, 2025, respectively)	11	11
Class B common stock, $0.0001 par value (25,000 shares authorized, 16,457 and 16,457 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively).	2	2
Additional paid-in capital	345,250	340,802
Accumulated deficit	(83,913)	(59,963)
Accumulated other comprehensive income	2,695	1,806
Treasury stock, at cost, 24,590 and 21,739 shares at June 30, 2026 and December 31, 2025, respectively	(56,349)	(54,792)
Total stockholders’ equity	207,696	227,866
Total liabilities and stockholders’ equity	$271,139	$290,618
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$54,992	$59,338	$113,402	$122,047
Operating expenses:
Cost of revenue(1)	10,821	14,563	22,866	30,342
Selling and marketing	15,323	13,108	36,348	26,277
Research and development	15,145	14,214	29,869	27,888
General and administrative	8,754	11,345	18,190	23,206
Depreciation and amortization	9,709	9,535	19,542	19,167
Restructuring and related	4,789	60	9,441	1,395
Total operating costs and expenses	64,541	62,825	136,256	128,275
Loss from operations	(9,549)	(3,487)	(22,854)	(6,228)
Other income (expense), net:
Change in fair value of contingent consideration	(2,480)	169	300	(156)
Interest income, net	634	946	1,356	1,852
Other loss, net	(397)	(367)	(660)	(739)
Total other (loss) income, net	(2,243)	748	996	957
Loss before income taxes	(11,792)	(2,739)	(21,858)	(5,271)
Income tax expense	(1,482)	(209)	(2,092)	(557)
Net loss	$(13,274)	$(2,948)	$(23,950)	$(5,828)

Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.10)	$(0.02)	$(0.19)	$(0.05)
Diluted	$(0.10)	$(0.02)	$(0.19)	$(0.05)
Weighted average shares of common stock outstanding:
Basic	127,617	125,448	127,638	125,351
Diluted	127,617	125,448	127,638	125,351

(1)Amounts exclude depreciation and amortization.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(13,274)	$(2,948)	$(23,950)	$(5,828)
Other comprehensive income:
Change in foreign currency translation adjustment(1)	896	1,611	889	1,619
Unrealized gain from derivative financial instruments(1)	—	758	—	808
Reclassification of loss/(gain) from settlement of derivative financial instruments included in net loss(1)	—	(235)	—	(247)
Total other comprehensive income	896	2,134	889	2,180
Comprehensive loss	$(12,378)	$(814)	$(23,061)	$(3,648)

(1)These amounts are presented gross of the effect of income taxes. The corresponding effects of income taxes are immaterial.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Accumulated Deficit	Treasury Stock
Balance as of March 31, 2025	109,048	$11	16,457	$2	$331,706	$(586)	$(34,204)	$(52,847)	$244,082
Net loss	—	—	—	—	—	—	(2,948)	—	(2,948)
Exercise of stock options	—	—	—	—	—	—	—	—	—
Restricted stock vesting, net of shares withheld	1,116	—	—	—	(810)	—	—	—	(810)
Stock-based compensation	—	—	—	—	4,778	—	—	—	4,778
Repurchase of common stock	(1,380)	—	—	—	—	—	—	(1,945)	(1,945)
Other comprehensive income	—	—	—	—	—	2,134	—	—	2,134
Balance as of June 30, 2025	108,784	$11	16,457	$2	$335,674	$1,548	$(37,152)	$(54,792)	$245,291

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Accumulated Deficit	Treasury Stock
Balance as of March 31, 2026	111,857	$11	16,457	$2	$342,945	$1,799	$(70,639)	$(54,792)	$219,326
Net loss	—	—	—	—	—	—	(13,274)	—	(13,274)
Exercise of stock options	—	—	—	—	—	—	—	—	—
Restricted stock vesting, net of shares withheld	1,138	—	—	—	(154)	—	—	—	(154)
Stock-based compensation	—	—	—	—	2,459	—	—	—	2,459
Repurchase of common stock	(2,851)	—	—	—	—	—	—	(1,557)	(1,557)
Forfeiture of common stock	(900)	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	896	—	—	896
Balance as of June 30, 2026	109,244	$11	16,457	$2	$345,250	$2,695	$(83,913)	$(56,349)	$207,696

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Accumulated Deficit	Treasury Stock
Balance as of December 31, 2024	108,287	11	16,457	2	327,951	(632)	(31,324)	(51,293)	244,715
Net loss	—	—	—	—	—	—	(5,828)	—	(5,828)
Exercise of stock options	110	—	—	—	122	—	—	—	122
Restricted stock vesting, net of shares withheld	2,677	—	—	—	(1,551)	—	—	—	(1,551)
Stock-based compensation	—	—	—	—	9,152	—	—	—	9,152
Repurchase of common stock	(2,290)	—	—	—	—	—	—	(3,499)	(3,499)
Other comprehensive income	—	—	—	—	—	2,180	—	—	2,180
Balance as of June 30, 2025	108,784	11	16,457	2	335,674	1,548	(37,152)	(54,792)	245,291

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Accumulated Deficit	Treasury Stock
Balance as of December 31, 2025	110,084	$11	16,457	$2	$340,802	$1,806	$(59,963)	$(54,792)	$227,866
Net loss	—	—	—	—	—	—	(23,950)	—	(23,950)
Exercise of stock options	17	—	—	—	—	—	—	—	—
Restricted stock vesting, net of shares withheld	2,894	—	—	—	(532)	—	—	—	(532)
Stock-based compensation	—	—	—	—	4,980	—	—	—	4,980
Repurchase of common stock	(2,851)	—	—	—	—	—	—	(1,557)	(1,557)
Forfeiture of common stock	(900)	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	889	—	—	889
Balance as of June 30, 2026	109,244	$11	16,457	$2	$345,250	$2,695	$(83,913)	$(56,349)	$207,696

The accompanying notes are an integral part of these condensed consolidated financial statements

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(23,950)	$(5,828)
Adjustments:
Depreciation and amortization	19,542	19,167
Stock-based compensation expense	4,738	8,866
Change in fair value of contingent consideration	(300)	156
Asset impairments	133	—
Deferred income tax benefit	109	(125)
Other	2,178	956
Changes in operating assets and liabilities
Receivables, net	1,696	1,603
Prepaid expenses and other current assets	(581)	(2,181)
Income tax receivable	1,638	234
Accounts payable & accrued liabilities	3,952	(6,387)
Other	201	481
Net cash provided by operating activities	9,356	16,942
Cash flows from investing activities:
Purchase of property and equipment	(271)	(530)
Additions to internal-use software	(7,624)	(7,459)
Other	(70)	(41)
Net cash used in investing activities	(7,965)	(8,030)
Cash flows from financing activities:
Proceeds from stock option exercises	—	122
Payments for tax withholding of stock-based compensation	(533)	(1,553)
Payment of minimum guarantee liabilities	(1,397)	(2,080)
Repurchases of treasury stock	(1,557)	(3,450)
Net cash used in financing activities	(3,487)	(6,961)
Foreign currency translation	(164)	1,136
Net change in cash, cash equivalents, and restricted cash	(2,260)	3,087
Cash, cash equivalents, and restricted cash at beginning of period	105,555	110,386
Cash, cash equivalents, and restricted cash at end of period	$103,295	$113,473

Supplemental cash flow disclosures:
Interest paid	$82	$82
Income taxes paid, net of refunds	884	526
Non-cash investing and financing activities:
Capitalization of stock-based compensation	$242	$286
Additions to property and equipment included in accounts payable and other long-term liabilities	—	52
Additions to intangible assets related to licensing agreements	—	1,735
Right-of-use assets acquired under operating leases	—	654
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands, unless otherwise noted)
NOTE 1—BACKGROUND AND BASIS OF PRESENTATION
Organization and Description of Business
PLAYSTUDIOS, Inc. (the "Company" or "PLAYSTUDIOS"), formerly known as Acies Acquisition Corp. ("Acies"), consummated its business combination with PlayStudios, Inc. ("Old PLAYSTUDIOS") on June 21, 2021 (the "Closing Date") pursuant to the Agreement and Plan of Merger, dated February 1, 2021 (the "Merger Agreement") (the "Acies Merger"). In connection with the Acies Merger, Acies changed its name to PLAYSTUDIOS, Inc. and domesticated from the Cayman Islands to the State of Delaware.
The Company develops and operates mobile and online social gaming applications (“games” or “game”), most of which incorporate a loyalty program offering “real world” rewards provided by a network of rewards partners. The Company’s games are free-to-play and available through major digital platforms, including the Apple App Store, Google Play Store, Amazon Appstore and Facebook (collectively, the "platforms" or "platform operators"). The Company creates games based on its own original content as well as licensed third-party brands. The Company primarily generates revenue from in-game purchases of virtual currency and in-game advertising.
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
The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2025 have been applied consistently in these unaudited interim condensed consolidated financial statements. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position as of June 30, 2026, its results of operations for the three and six months ended June 30, 2026, and 2025, and cash flows for the six months ended June 30, 2026, and 2025. The Condensed Consolidated Balance Sheet as of December 31, 2025 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
Smaller Reporting Company
As of June 30, 2026, the Company qualified as a Smaller Reporting Company ("SRC") as defined under Rule 12b-2 of the Securities Exchange Act of 1934. As an SRC, we are eligible for and have elected to provide scaled disclosure accommodations in this Quarterly Report on Form 10-Q. These accommodations allow us to provide reduced executive compensation disclosures, fewer years of audited financial statements, and less extensive narrative disclosures compared to larger reporting companies. The Company will reevaluate its eligibility to qualify as an SRC at the end of its second quarter of 2027, and otherwise as required.
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
The following table presents the Company’s segment information:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	playGAMES	playAWARDS	Total	playGAMES	playAWARDS	Total
Net revenue
Virtual currency	$41,886	$781	$42,667	$47,981	$227	$48,208
Advertising	12,316	—	12,316	11,128	—	11,128
Other	—	9	9	—	2	2
	54,202	790	54,992	59,109	229	59,338
Segment expenses
Cost of sales	10,743	78	10,821	14,539	24	14,563
Payroll & related	10,071	1,279	11,350	9,079	1,453	10,532
User acquisition	11,806	—	11,806	9,066	—	9,066
Other(1)	10,109	362	10,471	9,950	1,138	11,088
	42,729	1,719	44,448	42,634	2,615	45,249

Reportable segment AEBITDA	$11,473	$(929)	$10,544	$16,475	$(2,386)	$14,089

Other operating expense
Corporate and other			$3,241			$3,375
Restructuring expenses			4,789			60
Other reconciling items			—			(2)
Stock-based compensation			2,354			4,608
Depreciation and amortization			9,709			9,535
			20,093			17,576
Non-operating income (expense)
Change in fair value of contingent consideration			(2,480)			169
Interest income, net			634			946
Other expense			(397)			(367)
			(2,243)			748

Loss before income taxes			(11,792)			(2,739)
Income tax expense			(1,482)			(209)
Net loss			$(13,274)			$(2,948)

(1)Consists of legal, rent, information technology, outside services, marketing, and other general and administrative expenses.

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	playGAMES	playAWARDS	Total	playGAMES	playAWARDS	Total
Net revenue
Virtual currency	$86,591	$1,324	$87,915	$98,673	$375	$99,048
Advertising	25,473	—	25,473	22,991	—	22,991
Other	—	14	14	—	8	8
	112,064	1,338	113,402	121,664	383	122,047
Segment expenses
Cost of sales	22,734	132	22,866	30,302	40	30,342
Payroll & related	20,082	2,767	22,849	18,254	3,020	21,274
User acquisition	28,499	—	28,499	19,223	—	19,223
Other(1)	20,603	860	21,463	19,101	1,998	21,099
	91,918	3,759	95,677	86,880	5,058	91,938

Reportable segment AEBITDA	20,146	(2,421)	17,725	34,784	(4,675)	30,109

Other operating expense
Corporate and other			$6,851			$6,908
Restructuring expenses			9,441			1,395
Other reconciling items			7			1
Stock-based compensation			4,738			8,866
Depreciation and amortization			19,542			19,167
			40,579			36,337
Non-operating income (expense)
Change in fair value of contingent consideration			300			(156)
Interest income, net			1,356			1,852
Other expense			(660)			(739)
			996			957

Loss before income taxes			(21,858)			(5,271)
Income tax expense			(2,092)			(557)
Net loss			$(23,950)			$(5,828)

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

The following table presents the charges for the 2026 Reorganization Plan, which is reflected in “Restructuring and related” in the Condensed Consolidated Statements of Operations:

	playGAMES	playAWARDS	Corporate and Other	Total
Employee termination benefits	$1,461	$261	$565	$2,287
Lease-related charges(1)	121	68	149	338
Asset-related charges(2)	191	3	6	200
Other	14	7	31	52
Three months ended March 31, 2026	$1,787	$339	$751	$2,877
Employee termination benefits	1,741	—	93	1,834
Lease-related charges(1)	635	(24)	(62)	549
Asset-related charges(2)	302	11	27	340
Other	120	6	15	141
Three months ended June 30, 2026	2,798	(7)	73	2,864
Six months ended June 30, 2026	$4,585	$332	$824	$5,741
(1)Lease-related charges primarily represent accelerated amortization of operating lease right of use ("ROU") assets due to a change in useful life. See Note 11—Leases for further discussion.
(2)Asset-related charges primarily represent impairment and loss on disposal of property and equipment.
The following table summarizes the activity related to the liabilities associated with the Company's reorganization plan:

	Employee Termination Benefits	Lease-Related Charges	Asset-Related Charges	Other	Total
Balance as of December 31, 2025	$—	$—	$—	$—	$—
Reorganization charges and adjustments	4,122	887	540	192	5,741
Non-cash charges	(138)	(837)	(540)	(30)	(1,545)
Payments	(1,703)	(37)	—	(130)	(1,870)
Balance as of June 30, 2026	$2,281	$13	$—	$32	$2,326
playGAMES Goodwill
The Company monitors its playGAMES reporting unit for potential indicators of impairment on an ongoing basis. During the three months ended June 30, 2026, the Company considered various qualitative and quantitative factors, including trends in operating performance and broader market conditions affecting the playGAMES segment.
As of the Company’s most recent annual impairment test performed on October 1, 2025, the estimated fair values of the reporting units exceeded their respective carrying values by a relatively narrow amount. While the Company continues to monitor the performance of these reporting units in light of recent operating trends and market conditions, management determined that no impairment charge was required as of June 30, 2026.
If actual results differ from current expectations, or if management updates its assumptions or projections for these reporting units, including those related to future cash flows, the estimated fair values of the reporting units may change, which could result in impairment charges in future periods.

NOTE 4—RELATED-PARTY TRANSACTIONS
The following table is a summary of balance sheet assets and liabilities from related parties:

	June 30, 2026	December 31, 2025	Financial Statement Line Item
Marketing Agreement	$1,000	$1,000	Intangible assets and internal-use software, net
The Company’s revenues and expenses recognized from related parties were immaterial during the three and six months ended June 30, 2026 and 2025.
MGM Resorts International (“MGM”)
MGM is a stockholder and owned approximately 16.6 million and 16.6 million shares of the Company's outstanding Class A common stock as of June 30, 2026 and December 31, 2025, respectively.
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
PLAYSTUDIOS Impact Fund
During the six months ended June 30, 2025, the Company made charitable contributions of $0.3 million to the PLAYSTUDIOS Impact Fund (the “Fund”), a tax-exempt private foundation established by the Company and administered by certain members of the Company’s management team. No contributions were made during the three and six months ended June 30, 2026. These individuals serve as officers and directors of the Fund but receive no compensation in such capacities. The Fund supports charitable causes selected based on input from Company employees and customers. The contributions were recorded in "General and administrative" in the accompanying Condensed Consolidated Statements of Operations.
NOTE 5—RECEIVABLES, NET
Receivables, net consist of the following:

	June 30, 2026	December 31, 2025
Trade receivables	$20,301	$22,029
Other receivables	1,676	821
Allowance for uncollectible amounts	(39)	(32)
Total receivables, net	$21,938	$22,818
Trade receivables generally represent amounts due to the Company from social and mobile platform operators, including Apple, Google, and direct-to-consumer ("DTC") payment processors, including Xsolla. Trade receivables are recorded when the right to consideration becomes unconditional.
Concentration of Credit Risk
The following table summarizes the major receivables of the Company as a percentage of the total trade receivables as of the dates indicated:

	June 30, 2026	December 31, 2025
Apple, Inc.	30.1%	41.1%
Google, LLC	15.4%	17.8%
Xsolla (USA), Inc.	20.7%	13.6%
AppLovin Corp	10.1%	9.9%
As of June 30, 2026 and December 31, 2025, the Company did not have any additional counterparties that exceeded 10% of the Company’s total trade receivables.

NOTE 6—PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	June 30, 2026	December 31, 2025
Prepaid expenses	$4,906	5,160
Income tax receivable	755	1,632
Other current assets	83	226
Total prepaid expenses other current assets	$5,744	$7,018
NOTE 7—FAIR VALUE MEASUREMENT
The carrying values of the Company’s cash and cash equivalents, receivables, net, prepaid expenses and other current assets, and accounts payable approximate fair value due to their short maturities.

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Contingent consideration	—	—	8,008	8,008
Total financial liabilities	$—	$—	$8,008	$8,008

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Public Warrants	$43	—	—	43
Private Warrants	—	31	—	31
Contingent consideration	—	—	8,308	8,308
Total financial liabilities	$43	$31	$8,308	$8,382
On July 1, 2024, PLAYSTUDIOS US, LLC, a direct wholly-owned subsidiary of the Company entered into an asset purchase agreement to acquire certain tangible and intangible assets and assumed certain liabilities from Pixode Games Limited (“Pixode"), a mobile casual games publisher ("Pixode Acquisition"). The fair value of our Level 3 contingent consideration liabilities relates to the Pixode Acquisition . This contingent consideration is primarily based on expected payments arising from a percentage of an adjusted net revenue for a three year period commencing on the re-launch date of the rebranded Pixode assets, payable at the end of each fiscal year. The value of these payments are subject to various market and operational risks. As of June 30, 2026 and December 31, 2025, significant unobservable inputs include a discount rate of approximately 14.1% and 12.1%, respectively, and the probability of revenue growth over the same three year period.

NOTE 8—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	June 30, 2026	December 31, 2025
Land and land improvements	$1,928	1,923
Building and building improvements	5,932	5,932
Computer equipment	9,251	9,986
Leasehold improvements	10,476	11,628
Purchased software	544	586
Furniture and fixtures	3,300	3,681
Construction in progress	107	—
Total property and equipment	31,538	33,736
Less: accumulated depreciation	(19,883)	(20,310)
Total property and equipment, net	$11,655	$13,426
The aggregate depreciation expense for property and equipment, net is reflected in “Depreciation and amortization” in the Condensed Consolidated Statements of Operations. During the three months ended June 30, 2026 and 2025, depreciation expense was $0.8 million and $1.0 million, respectively. During the six months ended June 30, 2026 and 2025, depreciation expense was $1.6 million and $2.0 million, respectively. There were no material impairment charges or material write-offs recorded for the three and six months ended June 30, 2026 and 2025.
Property and equipment, net by region consists of the following:

	June 30, 2026	December 31, 2025
United States	$8,337	$9,246
Europe, Middle East, and Africa	2,938	3,425
All other countries	380	755
Total property and equipment, net	$11,655	$13,426

NOTE 9—INTANGIBLE ASSETS AND INTERNAL-USE SOFTWARE, NET
Intangible Assets
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset other than goodwill:

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Licenses	$83,820	$(52,538)	$31,282	$83,820	$(45,670)	$38,150
Acquired technology	16,653	(12,513)	4,140	16,653	(11,088)	5,565
Customer relationships	12,000	(9,000)	3,000	12,000	(7,800)	4,200
Trade names	2,740	(1,803)	937	2,741	(1,728)	1,013
Internal-use software	212,119	(186,436)	25,683	204,254	(178,101)	26,153
Other	392	(41)	351	379	(30)	349
	327,724	(262,331)	65,393	319,847	(244,417)	75,430
Nonamortizable intangible assets:
Marketing Agreement with a related party	1,000	—	1,000	1,000	—	1,000
Total intangible assets	$328,724	$(262,331)	$66,393	$320,847	$(244,417)	$76,430
During the three months ended June 30, 2026 and 2025, intangible asset and internal-use software amortization was $8.9 million and $8.5 million, respectively. During the six months ended June 30, 2026 and 2025, intangible asset and internal-use software amortization was $17.9 million and $17.2 million, respectively. The aggregate amortization expense for amortizable intangible assets and internal-use software is reflected in “Depreciation and amortization” in the Condensed Consolidated Statements of Operations.
During the three and six months ended June 30, 2026 and 2025, there were no impairment charges for intangible assets or internal-use software.
As of June 30, 2026, the estimated annual amortization expense is as follows:

Projected Amortization Expense
Remaining 2026	$17,127
2027	24,515
2028	15,854
2029	7,213
2030	172
Thereafter	512
Total	$65,393

NOTE 10—ACCRUED AND OTHER CURRENT LIABILITIES
Accrued liabilities consist of the following:

	June 30, 2026	December 31, 2025
Accrued payroll and related	9,228	9,143
Income taxes payable	2,236	1,476
Accrued litigation	4,696	3,245
Accrued restructuring	2,326	—
Warrant liabilities	—	74
Other accruals	3,251	2,746
Total accrued liabilities	$21,737	$16,684
Accrued Litigation
On November 13, 2023, Sandra Tucker Duckworth, a purported citizen of Tennessee, filed a civil lawsuit against PLAYSTUDIOS US, LLC in the Circuit Court for the 14th Judicial District of Tennessee (the "Duckworth Lawsuit") alleging that PLAYSTUDIOS US, LLC makes available online games of chance that constitute illegal gambling under Tennessee law and seeking to recover, under Tennessee's loss recovery act, all sums paid by Tennessee residents to PLAYSTUDIOS US, LLC in its online gambling games during the period beginning one year before the filing of the lawsuit until the case is resolved, excluding recovery of money lost by a Tennessee resident who lost $75,000 or more during the statute of limitations period. The plaintiff claims to seek this recovery for the benefit of each individual player's spouse, or if not spouse, child or children, and if not child or children, the next of kin. As of June 30, 2026, the Duckworth Lawsuit is stayed pending the "Settlement" described below. The Company believes the claims are without merit and if the Settlement is not completed, intends to vigorously defend against them; however, there can be no assurance that the Company would be successful in the defense of this litigation.
On August 22, 2024, James Scott Tipmore, a purported citizen of Kentucky, filed a civil lawsuit against PLAYSTUDIOS US, LLC in the United States District Court for the Western District of Kentucky (the "Tipmore Lawsuit"), alleging that PLAYSTUDIOS US, LLC makes available online games of chance that constitute illegal gambling under Kentucky law and seeking to recover, under Kentucky's loss recovery act, treble the sums paid by Kentucky residents to PLAYSTUDIOS US, LLC in its online gambling games during the period beginning five years before the filing of the lawsuit until the case is resolved. As of June 30, 2026, the Tipmore Lawsuit is stayed pending the "Settlement" described below. The Company believes the claims are without merit and if the Settlement is not completed, intends to vigorously defend against them; however, there can be no assurance that the Company would be successful in the defense of this litigation.
The Company received four demands for arbitration during 2023 claiming that the games operated by PLAYSTUDIOS US, LLC constitute illegal gambling under the laws of various states. As of June 30, 2026, three of the demands for arbitration have been stayed pending the "Settlement" described below (the "State Arbitration Demands"). These demands generally attempt to recover amounts spent by third parties on the Company’s games by relying on state gambling loss recovery statutes and/or by seeking to have the applicable Terms of Service declared invalid. The Company believes that the claims are without merit and if the Settlement is not completed, the Company intends to vigorously defend against them; however, there can be no assurance that the Company would be successful in the arbitration proceedings.
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
As of June 30, 2026 and December 31, 2025 the Company accrued $4.7 million and $3.2 million, respectively, in connection with the Pilati Lawsuit, Duckworth Lawsuit, Tipmore Lawsuit, and State Arbitration Demands.
Warrants
Upon the closing of the Acies Merger, there were approximately 7.2 million publicly-traded redeemable warrants to purchase shares of Class A common stock (the "Public Warrants") and 3.8 million redeemable warrants to purchase shares of Class A common stock initially issued to Acies Acquisition, LLC (the "Sponsor") in a private placement (the "Private

Warrants") by Acies. Each whole Public Warrant entitled the registered holder to purchase one whole share of the Company’s Class A common stock at a price of $11.50 in cash per share, subject to adjustment.
All outstanding Public Warrants and Private Warrants ("Warrants") expired in accordance with their terms on June 21, 2026. No shares of Class A common stock were issued in connection with the Warrants. Upon expiration, all outstanding Warrants were automatically cancelled, and the Company derecognized the related warrant liability. The resulting gain recognized upon derecognition of the warrant liability was immaterial.
Prior to expiration, the Warrants were classified as liabilities and remeasured to fair value at each reporting date, with changes in fair value recognized in other income (expense), net. As of June 30, 2026, there were no Warrants outstanding and no warrant liability recorded on the condensed consolidated balance sheet.
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
During the three months ended June 30, 2026, the Company terminated two of the three facilities, effective April 30, 2026 and June 30, 2026. In connection with the terminations, the Company derecognized the remaining lease liabilities and right-of-use assets associated with the premises and settled its remaining obligations under the leases. As a result of these transactions, the Company recognized a net gain of $0.6 million during the six months ended June 30, 2026, which is reflected in “Restructuring and related” in the Condensed Consolidated Statements of Operations, and in “Other” adjustments within the operating activities in the Condensed Consolidated Statements of Cash Flows. The Company vacated the remaining facility during the three months ended June 30, 2026, and the Company remains contractually obligated for lease payments at that location through the end of the lease term unless replacement tenants are identified or the agreement is terminated.
Subsequent to June 30, 2026, the Company entered into an agreement to terminate the third facility, effective August 31, 2026, resulting in an expected reduction in remaining lease liability of $0.6 million.
The Company's operating leases primarily consist of real estate leases such as offices. During the three months ended June 30, 2026 and 2025, operating lease expense was $2.0 million and $1.0 million, respectively. During the six months ended June 30, 2026 and 2025, operating lease expense was $3.5 million and $2.1 million, respectively. Included in operating lease expense for the three and six months ended June 30, 2026 is approximately $1.0 million and $1.3 million, respectively, of accelerated amortization of ROU assets related to the three facilities identified to be vacated under the 2026 Reorganization Plan. This accelerated amortization is non-cash and is reflected in “Restructuring and related” in the Condensed Consolidated Statements of Operations.
The Company does not have any finance leases. Total variable and short-term lease payments were immaterial for all periods presented. As of June 30, 2026, the Company did not have any material additional operating leases that have not yet commenced.

Supplemental balance sheet information related to operating leases are as follows:

	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$4,616	$7,533

Operating lease liabilities, current	3,196	3,656
Operating lease liabilities, noncurrent	2,255	4,070
Operating lease liabilities, total	$5,451	$7,726

Weighted average remaining lease term, years	1.6	2.1
Weighted average discount rate	6.2%	6.3%
Operating lease liability maturities:

Year ending December 31,	Operating Leases
Remaining 2026	$1,841
2027	3,411
2028	449
Total undiscounted cash flows	$5,701
Less: imputed interest	$(250)
Lease liabilities, total	$5,451

NOTE 12—LONG-TERM DEBT
Credit Agreement
On June 24, 2021, the Company entered into a credit agreement (the “Credit Agreement”) providing for a five-year revolving credit facility with an aggregate commitment of $75.0 million, which was subsequently increased to $81.0 million. Borrowings under the Credit Agreement were available for working capital, general corporate purposes and permitted acquisitions.
The Credit Agreement was amended from time to time to, among other things, replace the LIBOR interest rate benchmark with SOFR and make certain covenant and other technical modifications.
The Credit Agreement matured in accordance with its terms on June 24, 2026. No borrowings were outstanding at maturity, and the facility expired without being renewed or replaced. The Company had capitalized approximately $0.8 million of debt issuance costs related to the Credit Agreement and its amendments, all of which had been fully amortized as of the maturity date.
NOTE 13—REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table summarizes the Company’s revenue disaggregated by type, and by over time or point in time recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Virtual currency (point in time or over time)	$42,667	$48,208	$87,915	$99,049
Advertising (point in time)	12,316	11,128	25,474	22,991
Other revenue (point in time or over time)	9	2	13	7
Total net revenue	$54,992	$59,338	$113,402	$122,047

The following table summarizes the Company’s virtual currency revenue disaggregated by platform:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Third-party platforms	27,976	41,525	60,821	87,395
Direct-to-consumer platforms	14,691	6,683	27,094	11,654
Total virtual currency	$42,667	$48,208	$87,915	$99,049
The following table summarizes the Company’s revenue disaggregated by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$44,839	$49,936	$92,632	$102,996
All other countries	10,153	9,402	20,770	19,051
Total net revenue	$54,992	$59,338	$113,402	$122,047
Contract Balances
Contract assets represent the Company’s ability to bill customers for performance obligations completed under a contract. As of June 30, 2026 and December 31, 2025, there were no contract assets recorded in the Company’s Condensed Consolidated Balance Sheets. The deferred revenue balance related to the purchase of virtual currencies was $0.4 million and $0.4 million as of June 30, 2026 and December 31, 2025, respectively. Trade receivables are described in Note 5—Receivables, net.
NOTE 14—INCOME TAXES
The Company recorded an income tax expense of $1.5 million and an income tax expense of $0.2 million for the three months ended June 30, 2026 and 2025, respectively. Our effective tax rate was (12.6)% for the three months ended June 30, 2026 compared to (7.6)% for the three months ended June 30, 2025.
The Company recorded an income tax expense of $2.1 million and an income tax expense of $0.6 million for the six months ended June 30, 2026 and 2025, respectively. Our effective tax rate was (9.6)% for the six months ended June 30, 2026 compared to (10.6)% for the six months ended June 30, 2025.
The effective tax rate for the three and six months ended June 30, 2026 and 2025 differed from the U.S. statutory rate of 21% primarily due to the valuation allowance on deferred tax assets, U.S. state taxes, non-US based income taxes, nondeductible items and includes specific costs associated with shortfalls in tax-deductible equity compensation compared to amounts recognized in the financial statements.
In July 2025, the U.S. Congress enacted the One Big Beautiful Bill Act (“OBBBA”), which included a range of tax reform measures, including modifications effective in 2026 to certain international tax provisions originally enacted under the Tax Cuts and Jobs Act. The Company does not expect the changes enacted under OBBBA to materially affect its effective tax rate or cash flows in the current fiscal year.

NOTE 15—COMMITMENTS AND CONTINGENCIES
Minimum Guarantee Liability
The Company is subject to minimum guarantee royalty payments associated under certain content license agreements. The following are the Company’s total minimum guaranteed royalty payment obligations related to licensing agreements as of:

	June 30, 2026	December 31, 2025
Minimum guarantee liability - current	$7,425	$9,469
Minimum guarantee liability - noncurrent	12,000	12,000
Total minimum guarantee obligations	$19,425	$21,469
Weighted-average remaining contractual term (in years)	1.1	1.6
The following are the Company’s remaining expected future payments of minimum guaranteed royalty payment obligations related to licensing agreements as of June 30, 2026:

Year Ending December 31,	Minimum Guarantee Obligations
Remaining 2026	$7,425
2027	6,000
2028	6,000
Total	$19,425
Contingent Consideration
In connection with the Pixode Acquisition, in addition to the $3.5 million paid at closing, the Company agreed to pay a percentage of an adjusted net revenue for a three-year period commencing on the re-launch date of the rebranded Pixode assets, payable at the end of each fiscal year, contingent upon the satisfaction of certain product and financial milestones, up to a maximum amount of $113.5 million. The fair value of the contingent consideration is reassessed at each reporting date, with changes recognized in earnings. The fair value of the contingent consideration as of June 30, 2026 was $8.0 million. Refer to Note 7—Fair Value Measurement for more information.
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
On March 18, 2026, the Company received multiple substantively identical pre-arbitration notices from a single law firm purporting to represent several hundred players, alleging the games operated by the Company violate state gambling statutes, along with various other claims. On June 25, 2026, the single law firm filed a Mass Arbitration with the American Arbitration Association ("AAA"), on behalf of 400 individual claimants purporting to be players of PLAYSTUDIOS social casino mobile apps, alleging the games operated by the Company violate state gambling statutes, along with various other claims. The Company believes that the claims are without merit and the Company intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in the defense of these demands. The Company is not able to reasonably estimate the probability or amount of loss and therefore has not made any accruals.

On July 9, 2026, Steven Horn (the "Plaintiff"), individually and on behalf of all others similarly situated, filed an Unopposed Motion for Preliminary Approval of Class Action Settlement against Amazon, Inc. in the United States District Court Western District of Washington at Seattle, Case No.2: 23-cv-01727-RSL (the "Proposed Settlement"). Under the initial Complaint filed in the lawsuit, Horn alleges that Amazon conspired with social casino app developers and violated Washington State’s gambling laws and Consumer Protection Act and asserts claims for violations of RCW 4.24.070 (the “Recovery of Money Lost at Gambling Act” or “RMLGA”), violations of RCW 19.86.010 et seq. (the “Washington Consumer Protection Act” or “CPA”), violations of 18 U.S.C. Sections 1962(c) and (d) for conspiring to engage in racketeering activities and collection of unlawful debts, and unjust enrichment. Under the Proposed Settlement, Amazon agreed to (i) the filing of a Covenant Judgment in the amount of $201.4 million, (ii) to pay $2.5 million to be used for settlement administration expenses, and (iii) to assign to the Edelson PC Amazon Social Casino Litigation Trust all of its rights to indemnification by certain named app developers under the Amazon Developer Services Agreement (available at https://developer.amazon.com/support/legal/da). In exchange, Mr. Horn, as a Class Representative, agreed to execute a Covenant Not to Execute against Amazon's assets. The Proposed Settlement identifies PLAYSTUDIOS US, LLC as a named app developer and attributes to it a pro rata sub-judgment amount of approximately $4.3 million based on an allocation methodology agreed to by Amazon and the settling plaintiffs. The Company was not a party to the Proposed Settlement, does not agree with the allocation methodology or the resulting amount, and disputes any liability relating to the claims asserted. The Company intends to vigorously defend its interests, including by seeking to intervene in the underlying litigation, if appropriate. However, there can be no assurance that the Company will be successful in the defense of these demands. The Company is not able to reasonably estimate the probability or amount of loss and therefore has not made any accruals as of June 30, 2026.
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
In connection with the Acies Merger, 0.9 million shares of Class A common stock issued to the Sponsor were subject to forfeiture unless specified stock price targets were achieved within five years following the closing of the Acies Merger. The earnout period expired on June 21, 2026 without the applicable stock price targets being achieved, and the 0.9 million unvested shares were automatically forfeited, cancelled and returned to the Company's authorized but unissued shares. No compensation expense was recognized in connection with the forfeiture, and the cancellation had no effect on the Company's results of operations.
Accumulated Other Comprehensive Income (Loss)
The following tables show a summary of changes in accumulated other comprehensive income (loss), which is attributable only to currency translation adjustments during the current period:

Total Accumulated Other Comprehensive Income
Balance as of December 31, 2025	$1,806
Foreign currency translation	889
Balance as of June 30, 2026	$2,695

	Foreign Currency Derivative Contracts	Currency Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2024	$(38)	$(594)	$(632)
Net losses recognized in other comprehensive income before reclassifications	561	—	561
Foreign currency translation	—	1,619	1,619
Balance as of June 30, 2025	$523	$1,025	$1,548
Treasury Stock
On October 31, 2025, the Company’s Board of Directors approved a one-year extension of the Company's existing stock repurchase program. The remaining amount authorized under the program was $38.5 million as of June 30, 2026 and $40.0 million as of December 31, 2025. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements and other business considerations.
The following table shows a summary of changes in treasury stock:

	Treasury Stock	Treasury Stock at Cost
Balance as of December 31, 2025	21,739	$54,792
Class A common stock repurchased through the Stock Repurchase Program	2,851	1,557
Class A common stock repurchased outside of the Stock Repurchase Program	—	—
Balance as of June 30, 2026	24,590	$56,349

Subsequent to June 30, 2026, the Company acquired 4.1 million additional shares of its Class A common stock under this program at an aggregate value of $3.0 million and an average price of $0.73 per share. Repurchased shares were held in treasury. The remaining availability under the stock repurchase program was $35.5 million after the subsequent purchases.
Subsequent to June 30, 2026, the Company entered into an agreement to repurchase 2.1 million shares of its Class A common stock for $2.4 million. Of the total consideration, $1.3 million was allocated to the fair value of certain contractual rights, and will be expensed immediately. The remaining $1.1 million will be recorded as treasury stock.

NOTE 17—STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selling and marketing	$239	$79	$530	$238
General and administrative	1,467	3,317	3,044	6,205
Research and development	648	1,212	1,164	2,423
Stock-based compensation expense	$2,354	$4,608	$4,738	$8,866
Capitalized stock-based compensation	$105	$170	$242	$286
The following is a summary of outstanding stock-based compensation as of June 30, 2026 (in thousands, except weighted-average vesting period):

	Unrecognized Stock-Based Compensation Expense	Weighted-Average Remaining Vesting Period (in years)
Restricted stock units	$8,665	1.7
Performance stock units	818	0.8
Total	$9,484
The following is a summary of awards granted for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock units	827	702	1,631	5,827
Performance stock units	69	50	2,593	2,704
Total	896	752	4,224	8,531

NOTE 18—NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss attributable to Class A and Class B common stockholders per share (in thousands except per share data):

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Class A	Class B	Class A	Class B
Numerator
Net loss attributable to common stockholders – basic	$(11,562)	$(1,712)	$(2,561)	$(387)
Potential dilutive effect of derivative instruments	—	—	—	—
Net loss attributable to common stockholders – diluted	$(11,562)	$(1,712)	$(2,561)	$(387)
Denominator
Weighted average shares of common stock outstanding - basic	111,159	16,458	108,990	16,458
Potential dilutive effect of derivative instruments	—	—	—	—
Weighted average shares of common stock outstanding - diluted	111,159	16,458	108,990	16,458
Net loss attributable to common stockholders per share
Basic	$(0.10)	$(0.10)	$(0.02)	$(0.02)
Diluted	$(0.10)	$(0.10)	$(0.02)	$(0.02)

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Class A	Class B	Class A	Class B
Numerator
Net loss attributable to common stockholders – basic	$(20,863)	$(3,087)	$(5,063)	$(765)
Potential dilutive effect of derivative instruments	—	—	—	—
Net loss attributable to common stockholders – diluted	$(20,863)	$(3,087)	$(5,063)	$(765)
Denominator
Weighted average shares of common stock outstanding - basic	111,180	16,458	108,893	16,458
Potential dilutive effect of derivative instruments	—	—	—	—
Weighted average shares of common stock outstanding - diluted	111,180	16,458	108,893	16,458
Net loss attributable to common stockholders per share
Basic	$(0.19)	$(0.19)	$(0.05)	$(0.05)
Diluted	$(0.19)	$(0.19)	$(0.05)	$(0.05)
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

The following equity awards outstanding at the end of each period presented have been excluded from the computation of diluted net loss per share of common stock for the periods presented due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	4,458	4,711	4,458	4,711
Restricted stock units	8,244	13,422	8,244	13,422
Performance stock units	2,250	2,704	2,250	2,704
Public Warrants	—	5,382	—	5,382
Private Warrants	—	3,822	—	3,822
Earnout Shares	—	15,000	—	15,000
	14,952	45,041	14,952	45,041

On June 21, 2026, all outstanding Warrants expired in accordance with their terms and were automatically cancelled. See Note 10—Accrued and Other Current Liabilities for additional information.
In connection with the Acies Merger, the Company could have been required to issue up to 15 million shares of Class A common stock as earnout consideration to former stockholders of PlayStudios, Inc. (the "Earnout Shares") upon the achievement of certain stock price targets. The earnout period expired on June 21, 2026, five years after the closing of the Acies Merger, without the applicable stock price targets being achieved. As a result, the Company's contingent obligation to issue the Earnout Shares was extinguished, and no shares of Class A common stock were issued in connection with the earnout. The expiration of the Earnout Shares had no impact on the Company's results of operations, financial position, or total stockholders' equity.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding of our results of operations, financial condition and liquidity and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. See "Cautionary Note Regarding Forward-Looking Statements" and Part II, Item 1A, "Risk Factors," for a discussion of important factors that could cause actual results to differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, references to "we," "us," "our," and "the Company" refer to PLAYSTUDIOS, Inc. and its consolidated subsidiaries.
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

Results of Operations
Comparison of the three and six months ended June 30, 2026 versus the three and six months ended June 30, 2025
The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net revenue	$54,992	$59,338	$(4,346)	(7.3)%	$113,402	$122,047	$(8,645)	(7.1)%
Operating expenses	64,541	62,825	1,716	2.7%	136,256	128,275	7,981	6.2%
Operating loss	(9,549)	(3,487)	(6,062)	173.8%	(22,854)	(6,228)	(16,626)	267.0%
Net loss	(13,274)	(2,948)	(10,326)	350.3%	(23,950)	(5,828)	(18,122)	310.9%
Net loss margin	(24.1)%	(5.0)%	(19.1)pp	382.0%	(21.1)%	(4.8)%	(16.3)	339.6%

pp = percentage points
Net Revenue by Reportable Segment

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Net revenue
playGAMES	$54,202	$59,109	$(4,907)	(8.3)%	$112,064	$121,664	$(9,600)	(7.9)%
playAWARDS	790	229	561	245.0%	1,338	383	955	249.3%
Net revenue	$54,992	$59,338	$(4,346)	(7.3)%	$113,402	$122,047	$(8,645)	(7.1)%

nm = not meaningful
Revenue information by geography is summarized as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
United States	$44,839	$49,936	$(5,097)	(10.2)%	$92,632	$102,996	$(10,364)	(10.1)%
All other countries	10,153	9,402	751	8.0%	20,770	19,051	1,719	9.0%
Net revenue	$54,992	$59,338	$(4,346)	(7.3)%	$113,402	$122,047	$(8,645)	(7.1)%

playGAMES
The following table shows net revenues and key performance indicators for our playGAMES division (in thousands, except percentages and ARPDAU):

	Three Months Ended June 30,					Six Months Ended June 30,
	2026	2025	Change		% Change	2026	2025	Change		% Change
Virtual currency	$41,886	$47,981	$(6,095)		(12.7)%	$86,591	$98,673	$(12,082)		(12.2)%
Advertising	12,316	11,128	1,188		10.7%	25,473	22,991	2,482		10.8%
Net revenue	$54,202	$59,109	$(4,907)		(8.3)%	$112,064	$121,664	$(9,600)		(7.9)%

Average DAU	1,903	2,347	(444)		(18.9)%	1,997	2,489	(492)		(19.8)%
Average MAU	7,796	10,046	(2,250)		(22.4)%	8,458	10,730	(2,272)		(21.2)%
Average DPU	19	19	—		—%	20	20	—		—%
Average Daily Payer Conversion	1.0%	0.8%	0.2	pp	25.0%	1.0%	0.8%	0.2	pp	25.0%
ARPDAU (in dollars)	$0.32	$0.28	$0.04		14.3%	$0.31	$0.27	$0.04		14.8%

pp = percentage points
Net revenue decreased $4.9 million, or (8.3)%, to $54.2 million during the three months ended June 30, 2026 compared to $59.1 million during the three months ended June 30, 2025. The decrease was due to a $6.1 million decrease in virtual currency revenue primarily driven by decreases in DPU within certain games, which was partially offset by increased revenue due to our new growth initiatives and a $1.2 million increase in advertising revenue.
Net revenue decreased $9.6 million, or (7.9)%, to $112.1 million during the six months ended June 30, 2026 compared to $121.7 million during the six months ended June 30, 2025. The decrease was due to a $12.1 million decrease in virtual currency revenue primarily driven by decreases in DPU within certain games, which was partially offset by increased revenue due to our new growth initiatives and a $2.5 million increase in advertising revenue.
playAWARDS
The following table shows net revenues and key performance indicators for our playAWARDS division (in thousands, except for available rewards):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Virtual currency	$781	$227	$554	244.1%	$1,324	$375	$949	253.1%
Other	9	2	7	350.0%	14	8	6	75.0%
Net revenue	$790	$229	$561	245.0%	$1,338	$383	$955	249.3%

Available Rewards (in units)	353	331	22	6.6%	340	349	(9)	(2.6)%
Purchases (in units)	168	199	(31)	(15.6)%	337	480	(143)	(29.8)%
Retail Value of Daily Rewards Inventory	$2,255	$3,060	$(805)	(26.3)%	$2,214	$2,532	$(318)	(12.6)%

nm = not meaningful
Net revenue increased $0.6 million during the three months ended June 30, 2026 compared to the same period in prior year. The key performance indicators presented above are used by management to assess the playAWARDS segment's operating performance, however, are not indicative revenue metrics.

Net revenue increased $1.0 million during the six months ended June 30, 2026 compared to the same period in prior year. The key performance indicators presented above are used by management to assess the playAWARDS segment's operating performance, however, are not indicative revenue metrics.
Operating Expenses
The following table summarizes our consolidated operating expenses for each applicable period (in thousands, except percentages):

	Three Months Ended June 30,				% of Revenue
	2026	2025	$ Change	% Change	2026	2025
Operating expenses:
Cost of revenue	$10,821	$14,563	$(3,742)	(25.7)%	19.7%	24.5%
Selling and marketing	15,323	13,108	2,215	16.9%	27.9%	22.1%
Research and development	15,145	14,214	931	6.5%	27.5%	24.0%
General and administrative	8,754	11,345	(2,591)	(22.8)%	15.9%	19.1%
Depreciation and amortization	9,709	9,535	174	1.8%	17.7%	16.1%
Restructuring expenses	4,789	60	4,729	7881.7%	8.7%	0.1%
Total operating expenses	$64,541	$62,825	$1,716	2.7%	117.4%	105.9%

	Six Months Ended June 30,				% of Revenue
	2026	2025	$ Change	% Change	2026	2025
Operating expenses:
Cost of revenue	$22,866	$30,342	$(7,476)	(24.6)%	20.2%	24.9%
Selling and marketing	36,348	26,277	10,071	38.3%	32.1%	21.5%
Research and development	29,869	27,888	1,981	7.1%	26.3%	22.9%
General and administrative	18,190	23,206	(5,016)	(21.6)%	16.0%	19.0%
Depreciation and amortization	19,542	19,167	375	2.0%	17.2%	15.7%
Restructuring expenses	9,441	1,395	8,046	576.8%	8.3%	1.1%
Total operating expenses	$136,256	$128,275	$7,981	6.2%	120.2%	105.1%
Cost of Revenue
Cost of revenue decreased by $3.7 million to $10.8 million during the three months ended June 30, 2026 compared to $14.6 million during the three months ended June 30, 2025. The decrease was primarily related to a decrease in virtual currency revenue. As a percentage of revenue, cost of revenue decreased from 24.5% for the three months ended June 30, 2025 to 19.7% for the three months ended June 30, 2026 due to an increase in direct to consumer revenue, which incur lower processing fees.
Cost of revenue decreased by $7.5 million to $22.9 million during the six months ended June 30, 2026 compared to $30.3 million during the six months ended June 30, 2025. The decrease was primarily related to a decrease in virtual currency revenue. As a percentage of revenue, cost of revenue decreased from 24.9% for the six months ended June 30, 2025 to 20.2% for the six months ended June 30, 2026 due to an increase in direct to consumer revenue, which incur lower processing fees.
Selling and Marketing
Selling and marketing expenses increased by $2.2 million to $15.3 million during the three months ended June 30, 2026 compared to $13.1 million during the three months ended June 30, 2025. The increase was primarily due to increases in user acquisition expense of $2.7 million, which is attributable to the Company's investment in our growth initiatives, and stock compensation of $0.2 million. This was offset by a decrease of brand and other marketing expense of $0.7 million.
Selling and marketing expenses increased by $10.1 million to $36.3 million during the six months ended June 30, 2026 compared to $26.3 million during the six months ended June 30, 2025. The increase was primarily due to increases in user acquisition expense of $9.3 million, which is attributable to the Company's investment in our growth initiatives, stock compensation of $0.3 million, outside services of $0.3 million, and brand and other marketing expense of $0.2 million.

Research and Development
Research and development expenses increased by $0.9 million to $15.1 million during the three months ended June 30, 2026 compared to $14.2 million during the three months ended June 30, 2025. The increase was primarily due to increases in employee costs of $0.9 million and other research and development expense of $0.6 million. This was offset by a decrease of stock compensation of $0.6 million.
Research and development expenses increased by $2.0 million to $29.9 million during the six months ended June 30, 2026 compared to $27.9 million during the six months ended June 30, 2025. The increase was primarily due to increases in employee costs of $2.0 million, information technology expense of $0.6 million, facilities expense of $0.5 million, and other research and development expense of $0.2 million. This was offset by a decrease of stock compensation of $1.3 million.
General and Administrative
General and administrative expenses decreased by $2.6 million to $8.8 million during the three months ended June 30, 2026 compared to $11.3 million during the three months ended June 30, 2025. The decrease is primarily due to decreases in stock compensation of $1.9 million and other general and administrative cost of $0.7 million.
General and administrative expenses decreased by $5.0 million to $18.2 million during the six months ended June 30, 2026 compared to $23.2 million during the six months ended June 30, 2025. The decrease is primarily due to decreases in stock compensation of $3.2 million, a charitable donation of $0.3 million, information technology expense of $0.3 million, facilities expense of $0.3 million, and other general and administrative costs of $0.9 million.
Depreciation and Amortization
Depreciation and amortization expenses increased by $0.2 million to $9.7 million during the three months ended June 30, 2026 compared to $9.5 million during the three months ended June 30, 2025.
Depreciation and amortization expenses increased by $0.4 million to $19.5 million during the six months ended June 30, 2026 compared to $19.2 million during the six months ended June 30, 2025.
Restructuring Expenses
Restructuring expenses increased by $4.7 million to $4.8 million during the three months ended June 30, 2026 compared to $0.1 million during the three months ended June 30, 2025. The increase was primarily due to increases in internal reorganization costs of $3.0 million, non-recurring legal expense of $1.6 million, and costs related to various merger and acquisition opportunities of $0.1 million.
Restructuring expenses increased by $8.0 million to $9.4 million during the six months ended June 30, 2026 compared to $1.4 million during the six months ended June 30, 2025. The increase was primarily due to increases in internal reorganization costs of $5.3 million, costs related to various merger and acquisition opportunities of $1.4 million, non-recurring legal expense of $1.2 million, and other restructuring activities of $0.1 million.

Other (Loss) Income, Net
The following table summarizes our consolidated non-operating expense for each applicable period (in thousands, except percentages):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Change in fair value of contingent consideration	(2,480)	169	(2,649)	(1567.5)%
Interest income, net	634	946	(312)	(33.0)%
Other expense, net	(397)	(367)	(30)	8.2%
Total other (expense) income, net	$(2,243)	$748	$(2,991)	(399.9)%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Change in fair value of contingent consideration	300	(156)	456	(292.3)%
Interest income, net	1,356	1,852	(496)	(26.8)%
Other expense, net	(660)	(739)	79	(10.7)%
Total other income, net	$996	$957	$39	4.1%
The change in fair value of contingent consideration is related to the Pixode Acquisition discussed in Note 7—Fair Value Measurement. Interest income, net is related to interest earned on cash and cash equivalents offset by fees and expenses associated with the Credit Agreement as discussed in Note 12—Long-Term Debt to our condensed consolidated financial statements herein. Other (loss) income primarily relates to gains or (losses) from equity investments, gains or (losses) from foreign currency transactions with our foreign subsidiaries, and the change in fair value of warrant liabilities is related to the warrants discussed in Note 10—Accrued and Other Current Liabilities to our condensed consolidated financial statements herein.

Provision for Income Taxes
Provision for income taxes resulted in a tax expense of $1.5 million for the three months ended June 30, 2026, compared to a tax expense of $0.2 million for the three months ended June 30, 2025.
Provision for income taxes resulted in a tax expense of $2.1 million for the six months ended June 30, 2026, compared to a tax expense of $0.6 million for the six months ended June 30, 2025.
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
Comparison of the three and six months ended June 30, 2026 versus the three and six months ended June 30, 2025

	Three Months Ended June 30,
	2026	2025	Change	% Change
AEBITDA
playGAMES	$11,473	$16,475	$(5,002)	(30.4)%
playAWARDS	(929)	(2,386)	1,457	(61.1)%
Corporate and other	(3,241)	(3,375)	134	(4.0)%
Consolidated AEBITDA	$7,303	$10,714	$(3,411)	(31.8)%

Segment AEBITDA Margin:
playGAMES	21.2%	27.9%	(6.7)%	(24.0)%
playAWARDS	nm	nm	nm	nm

nm - not meaningful

	Six Months Ended June 30,
	2026	2025	Change	% Change
AEBITDA
playGAMES	$20,146	$34,784	$(14,638)	(42.1)%
playAWARDS	(2,421)	(4,675)	2,254	(48.2)%
Corporate and other	(6,851)	(6,908)	57	(0.8)%
Consolidated AEBITDA	$10,874	$23,201	$(12,327)	(53.1)%

Segment AEBITDA Margin:
playGAMES	18.0%	28.6%	(10.6)%	(37.1)%
playAWARDS	nm	nm	nm	nm

nm - not meaningful

playGAMES
playGAMES AEBITDA was $11.5 million for the three months ended June 30, 2026 compared to $16.5 million for the three months ended June 30, 2025, a decrease of $5.0 million. playGAMES AEBITDA margin was 21.2% for the three months ended June 30, 2026 compared to 27.9% for the three months ended June 30, 2025. The decrease to playGAMES AEBITDA was a result of decreased virtual currency revenue, primarily driven by decreases in DPU, and an increase of user acquisition expense. This was partially offset by an increase in direct-to-consumer sales which incurs lower processing fees, driving a reduction in cost of sales.

playGAMES AEBITDA was $20.1 million for the six months ended June 30, 2026 compared to $34.8 million for the six months ended June 30, 2025, a decrease of $14.6 million. playGAMES AEBITDA margin was 18.0% for the six months ended June 30, 2026 compared to 28.6% for the six months ended June 30, 2025. The decrease to playGAMES AEBITDA was a result of decreased virtual currency revenue, primarily driven by decreases in DPU, and an increase of user acquisition expense. This was partially offset by an increase in direct-to-consumer sales which incurs lower processing fees, driving a reduction in cost of sales.
playAWARDS
playAWARDS AEBITDA was $(0.9) million for the three months ended June 30, 2026 compared to $(2.4) million for the three months ended June 30, 2025. The increase in AEBITDA can be attributed to an increase in revenue and a decrease in employee and other costs.
playAWARDS AEBITDA was $(2.4) million for the six months ended June 30, 2026 compared to $(4.7) million for the six months ended June 30, 2025. The increase in AEBITDA can be attributed to an increase in revenue and a decrease in employee and other costs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$54,992	$59,338	$113,402	$122,047
Net loss	$(13,274)	$(2,948)	$(23,950)	$(5,828)
Net loss margin	(24.1)%	(5.0)%	(21.1)%	(4.8)%
Adjustments:
Depreciation & amortization	9,709	9,535	19,542	19,167
Income tax expense	1,482	209	2,092	557
Stock-based compensation expense	2,354	4,608	4,738	8,866
Change in fair value of contingent consideration	2,480	(169)	(300)	156
Restructuring and related(1)	4,789	60	9,441	1,395
Other, net(2)	(237)	(581)	(689)	(1,112)
Consolidated AEBITDA	7,303	10,714	10,874	23,201
Consolidated AEBITDA Margin	13.3%	18.1%	9.6%	19.0%

(1)Amounts reported during the three and six months ended June 30, 2026 and June 30, 2025 relate to internal reorganization costs, including severance-related costs, fees related to evaluating various merger and acquisition opportunities, and non-recurring legal costs.
(2)Amounts reported in “Other, net” include the change in fair value of the Warrants, interest expense, interest income, gains/losses from equity investments, foreign currency gains/losses, and non-cash gains/losses on the disposal of assets.

Liquidity and Capital Resources
As of June 30, 2026, we had cash and cash equivalents of $102.7 million, which consisted of cash on hand and money market mutual funds. As of June 30, 2026 we had restricted cash of $0.6 million. Historically, we have funded our operations, including capital expenditures, primarily through cash flow from operating activities. We believe that our existing cash and cash equivalents, and cash generated from operations, will be sufficient to fund our operations and capital expenditures for at least the next twelve (12) months. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure, or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financing to secure additional funds or we may decide to do so opportunistically.
Debt
For a description of the Credit Agreement, see Note 14 - Long-Term Debt in our Consolidated Financial Statements and Liquidity and Capital Resources in our 2025 Annual Report on Form 10-K filed on March 16, 2026 and amended on Form 10-K/A filed on April 3, 2026.
As of June 30, 2026, we were not a party to any revolving credit facility or other committed long-term borrowing arrangement.
Cash Flows
The following tables present a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$9,356	$16,942
Net cash used in investing activities	(7,965)	(8,030)
Net cash used in financing activities	(3,487)	(6,961)
Effect of exchange rate on cash and cash equivalents	(164)	1,136
(Decrease) increase in cash and cash equivalents	(2,260)	3,087
Operating Activities
During the six months ended June 30, 2026, operating activities provided $9.4 million of net cash as compared to $16.9 million during the six months ended June 30, 2025. The decrease in cash provided from operating activities was primarily due to a decrease in revenue, primarily driven by decreases in DPU.
Investing Activities
During the six months ended June 30, 2026, investing activities used $8.0 million of net cash as compared to $8.0 million during the six months ended June 30, 2025.
Financing Activities
During the six months ended June 30, 2026, financing activities used $3.5 million of net cash as compared to $7.0 million during the six months ended June 30, 2025. The change in cash used in financing activities was due to $1.9 million less in share repurchases, $1.0 million less in payments made for tax withholding on stock-based compensation, and $0.7 million less in payments for minimum guarantee liabilities.
Contractual Obligations, Commitments, and Contingencies
As of June 30, 2026, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our 2025 Annual Report on Form 10-K filed on March 16, 2026 and amended on Form 10-K/A filed on April 3, 2026.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
Our business faces significant risks and uncertainties. In evaluating our business, in addition to the matters discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks described below. If any of these risks actually occur, it could materially harm our business, financial condition, liquidity and results of operations. These risks may arise individually or in combination, and the occurrence of one risk could exacerbate the effects of others. As a result, the market price of our securities could decline. The risks and uncertainties described in this Quarterly Report on Form 10-Q are not the only risks we face. Additional risks and uncertainties that are not presently known to us, or that we currently believe to be immaterial, could also materially and adversely affect our business. The risks described below are not presented in order of importance.
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

Our industry is highly competitive, and if we are unable to compete effectively, our business, financial condition and results of operations could be adversely affected.
Competition in the gaming industry, especially the mobile gaming segment, is intense and subject to rapid changes, including changes from evolving player preferences and emerging technologies, including advances in artificial intelligence and machine learning. Many new games are introduced in each major industry segment (mobile, web, PC, and console) each year, but only a relatively small number of titles account for a significant portion of total revenue in each segment. While we historically competed primarily in the social casino gaming category, we now compete across multiple categories of mobile and online gaming, including social casino, promotional sweepstakes casino and casual games. Our competitors that develop mobile and web games in the social casino gaming category vary in size and offerings and include companies such as Aristocrat (including Product Madness), DoubleU, Huuuge Games, Moon Active, Playtika, SciPlay, a subsidiary of Light & Wonder, Scopely, Zynga (a subsidiary of Take-Two Interactive), and others. We also compete with operators of promotional sweepstakes casino offerings, including VGW (Chumba Casino, LuckyLand Slots and Global Poker), McLuck, WOW Vegas, High 5 Casino, CrownCoins Casino, Fortune Coins, Pulsz, Stake.us and other similar offerings, as well as new entrants to the category. In addition, there are competitors that develop mobile and web games that are not currently focused on the social casino gaming category but may move into that space and that may also impede our diversification efforts, including companies such as Activision Blizzard (owned by Microsoft Corporation and the parent company of King Digital), Electronic Arts (EA Mobile), Epic Games, Netmarble (the parent company of Jam City and Kabam), NetEase (NetEase Games), Roblox, Supercell, Take-Two Interactive Software, Vivendi (the parent company of Gameloft), and others. In addition, online game developers and distributors that are primarily focused on specific international markets, such Tencent in Asia, and high-profile companies with significant online presences that to date have not actively focused on social games, such as Apple, Alphabet (Google), Amazon, Meta Platforms and Netflix, may decide to develop social games including social casino games which may compete with our games. Some of these current and potential competitors have significant resources for developing, enhancing or acquiring additional games or gaming companies, may be able to incorporate their own strong brands and assets into their games, may have a more diversified set of revenue sources than we do and may be less severely affected by changes in player preferences, regulations or other developments that may impact our industry. In addition, platform operators and app stores, including Apple and Google, control distribution, promotion, ranking algorithms, and payment processing for mobile games. Changes to platform policies, discovery algorithms, fee structures, privacy rules, or monetization restrictions may disproportionately benefit larger competitors or negatively impact our ability to attract and retain players on cost-effective terms. Furthermore, certain competitors of our social casino games may provide real-money gambling offerings, which could negatively impact demand for our social casino games.
There are relatively low barriers to entry to develop a mobile or online game and we expect new game competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications. We also compete or will likely compete with a vast number of small companies and individuals who are able to create and launch games and other content for devices and platforms using relatively limited resources and with relatively limited start-up time or expertise. The proliferation of titles in these open developer channels makes it difficult for us to compete for players without substantially increasing our marketing expenses. In addition, increased competition for user acquisition channels, changes in digital advertising policies (including privacy-related restrictions), increased competition for advertising inventory, privacy-related restrictions, and the concentration of performance marketing inventory among a limited number of large technology platforms may increase our player acquisition costs and reduce the effectiveness of our marketing spend. We also face competition for the leisure time, attention, and discretionary spending of our players from other non-gaming activities, such as social media and messaging applications, personal computer and console games, virtual reality and augmented reality games, video streaming services, television, movies, sports, and the Internet. Increasing competition could result in loss of players, increasing player acquisition and retention costs, and loss of talent, all of which could harm our business, financial condition, or results of operations.

The market for our games is characterized by rapid technological developments, frequent launches of new games and enhancements to current games, changes in player needs and behavior, disruption by innovative entrants and evolving business models and industry standards. As a result, our industry is constantly changing games and business models in order to adopt and optimize new technologies, increase cost efficiency and adapt to player preferences. Our competitors may adapt to an emerging technology or business model more quickly or effectively, developing products and games or business models that are more technologically advanced, more appealing to consumers, or both, including the use of artificial intelligence to accelerate game development, live operations, personalization, marketing or customer support. Competitors also may experiment with alternative monetization models, including hybrid real-money gaming, skill-based wagering, or reward-based structures, which could alter player expectations and reduce engagement with traditional social casino formats. The rapid growth of promotional sweepstakes casino offerings has intensified competition within the broader social casino ecosystem. These offerings may attract players through alternative promotional structures, prize redemption opportunities or other features that differ from traditional social casino games, which could reduce player engagement, monetization or user acquisition efficiency for our games. To the extent such offerings attract players seeking alternative monetization structures or prize opportunities, demand for our traditional social casino games could be adversely affected.
Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others, including our current or future business partners or third-party software providers. By doing so, including through vertical integration of development, marketing, analytics, and platform capabilities, these competitors may increase their scale, their access to proprietary content, intellectual property, data assets or distribution channels, their ability to meet the needs of existing or prospective players, and their ability to compete for similar human resources. If we are unable to compete effectively and efficiently against our existing and future competitors, our results of operations, cash flows and financial condition would be adversely impacted.
Our traditional social casino business has experienced declining performance, which we believe has been driven in significant part by increased competition from sweepstakes-based casino offerings, and this trend may continue or accelerate.

The U.S. social casino market has experienced increasing competitive pressure in recent years, including a material shift in player engagement and spending toward games that incorporate sweepstakes-based promotional mechanics. Our traditional social casino games, which do not include sweepstakes-based features, have experienced declining performance over the past several years, consistent with broader market trends. We believe this decline has been driven in significant part by increased competition from sweepstakes-based casino offerings, together with other factors affecting the social casino market, including changing player preferences and broader competitive dynamics.

Sweepstakes-based casino offerings have gained traction with players by providing gameplay mechanics that resemble traditional social casino games while offering differentiated value propositions, including the opportunity to obtain real-world prizes through promotional sweepstakes structures, alternative monetization dynamics, and different player acquisition and retention economics. As these offerings have proliferated, players may increasingly migrate away from traditional social casino games toward sweepstakes-based alternatives. This migration may reduce player engagement, monetization, and lifetime value within our traditional social casino portfolio, even if overall interest in casino-style gameplay remains strong.

The competitive impact of sweepstakes-based offerings may be particularly pronounced because these products can attract players who previously engaged with traditional social casino games, including high-value and repeat players. In addition, marketing expenditures, affiliate marketing programs and digital advertising inventory across the broader social casino ecosystem has increasingly been directed toward sweepstakes-based products, which may further disadvantage traditional social casino games by increasing player acquisition costs, reducing organic discovery, and compressing returns on advertising spend. As more marketing resources are directed toward sweepstakes-based offerings, competition for digital advertising inventory and player acquisition channels may increase, making it more difficult or costly for us to attract new players to our traditional social casino games. As a result, even if we maintain or increase marketing investment in our traditional social casino games, we may be unable to offset declining demand or achieve historical levels of growth or profitability.

If the shift in player preferences toward sweepstakes-based casino offerings continues or accelerates, our traditional social casino business could experience further revenue declines, reduced margins, and impairment of long-lived assets or game-related intangible assets. In addition, declining performance in our traditional social casino portfolio could limit our ability to reinvest in live operations, content updates, and marketing for those games, which could further reduce player engagement and monetization over time. While we are taking steps to respond to these market dynamics, including by developing and evaluating new products, promotional offerings and monetization strategies designed to respond to changing market conditions, there can be no assurance that these efforts will fully offset declines in our traditional social casino business or that such offerings will be successful, sustainable, or economically comparable to historical monetization models. Moreover, regulatory developments, litigation, platform policies, payment processing requirements, or other third-party restrictions applicable to sweepstakes-based mechanics could limit our ability to deploy or scale such features in ways that meaningfully mitigate the decline in traditional social casino performance.

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
•the platforms restrict, discourage, or disadvantage applications that promote or facilitate purchases outside of the platform’s proprietary payment systems, including through direct-to-consumer channels; or
•we are unable to comply with the platform providers’ terms of service.
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
We believe that establishing and maintaining our brands is critical to maintaining and creating favorable relationships with players, rewards partners, content licensors, and advertisers, as well as competing for key talent. Maintaining awareness of our brands and recognition of our games is particularly important to supporting engagement across our portfolio and enabling effective cross-promotion among our games. In addition, maintaining and, where appropriate, extending recognition of our brands and games across markets requires significant investment and extensive management time to execute successfully. Although we make significant sales and marketing expenditures, the effectiveness of such expenditures may diminish over time, including due to increased competition for player attention, changes in advertising platforms or algorithms, privacy restrictions, or rising player acquisition costs. Sales and marketing expenditures in connection with the launch of our games may not succeed in increasing awareness of our brands or the new games. In addition, negative publicity, player dissatisfaction, platform actions, or regulatory scrutiny could harm our brands or reputation, even if unrelated to the quality of our games. If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenue could be limited, our costs could increase, and our business, financial condition, results of operations, or reputation could suffer.
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
We may pursue strategic transactions, including acquisitions, investments, joint ventures, divestitures, or other portfolio optimization initiatives, which involve numerous risks and uncertainties.
From time to time, we evaluate strategic transactions, including acquisitions, investments, joint ventures, divestitures, business combinations, dispositions of assets or businesses, and other portfolio optimization initiatives. Many of these processes do not result in completed transactions and may require substantial management time and professional fees without resulting in a completed transaction. We have previously completed strategic transactions, including the acquisitions of Brainium and Pixode and the acquisition of the license rights for Tetris®-branded mobile games, and we expect to continue evaluating strategic opportunities in the United States and internationally. Strategic transactions may require significant management attention, involve complex operational, legal, financial, accounting and regulatory considerations, and divert resources from our core business. If we are unable to realize the anticipated benefits of any strategic transaction, or if we encounter unexpected difficulties in completing, integrating, operating, separating or otherwise managing such transactions, our business, financial condition and results of operations could be materially adversely affected.
Challenges and risks from such acquisitions, investments, and joint ventures include:
•our ability to identify, compete effectively for, or complete suitable acquisitions and investments at prices we consider attractive;
•our ability to estimate accurately the financial effect of acquisitions and investments on our business, including anticipated synergies and the impact on our results of operations;
•acquired products, technologies or capabilities, particularly those still in development when acquired, may not perform as expected, may contain defects or may not be successfully integrated into our business;
•acquired entities or joint ventures may not achieve expected business growth or operate profitably, and we may be unable to recover our investment;
•our assumption of legal or regulatory risks, particularly with respect to businesses that have less mature compliance programs, or litigation involving acquired companies, including claims by former employees, players, stockholders or other third parties;
•disruption to our existing business initiatives and strategies;
•diversion of management attention;
•substantial internal and external costs associated with evaluating transactions that are not completed, including legal, accounting, financial advisory and diligence expenses, without any corresponding operational or financial benefit;
•declining employee morale and retention issues;
•difficulties integrating operations, systems, technologies, products and personnel;
•overpayment for acquisitions and potential impairment of goodwill or intangible assets;
•difficulties in evaluating and utilizing acquired products, technology or personnel;
•the use of significant cash resources, the incurrence of indebtedness or the issuance of equity securities, which could increase our financial obligations, subject us to restrictive covenants or dilute existing stockholders;
•the need to implement controls, procedures and policies appropriate for a U.S. public company at acquired businesses;
•complexities associated with forecasting and accounting for acquisition transactions;
•contingent consideration obligations that may exceed initial estimates or become payable when we have limited available cash;
•significant legal, accounting and other professional fees;
•purchase accounting adjustments, including write-offs of deferred revenue;
•risks associated with international operations and foreign acquisitions;
•the potential loss of, or harm to, relationships with employees, players, rewards partners, licensors and other suppliers;
•our reliance on the accuracy and completeness of information provided by acquisition targets during due diligence;
•liabilities arising from pre-acquisition conduct of acquired businesses, including intellectual property claims, cybersecurity incidents, regulatory violations, tax liabilities and other known or unknown liabilities; and
•our inability to effectively influence the operations of joint ventures or exposure to liabilities arising from the actions of our joint venture partners.
If we divest businesses or other assets, such transactions may be complex to execute, may take longer than anticipated, may not be completed on favorable terms or at all, and may disrupt our operations by reducing economies of scale, eliminating shared services or technology platforms, reducing revenue streams, or resulting in stranded costs or other dis-synergies. Divestitures may also require us to provide transition services, indemnification, guarantees or other continuing financial or operational support following closing, and may result in accounting charges, including impairment losses, restructuring charges or discontinued operations accounting, any of which could adversely affect our business, financial condition, results of operations and the comparability of our financial results between reporting periods.
Strategic transactions may not be completed despite significant expenditures of management time and transaction costs, and unsuccessful transaction processes may divert management's attention, disrupt our business, adversely affect relationships with employees, players, licensors, suppliers or other business partners, or damage our reputation. The anticipated benefits of any acquisition, investment, joint venture or divestiture may take longer than expected to realize or may never be achieved. Our ability to pursue strategic transactions will depend on the availability of suitable opportunities, our ability to negotiate acceptable terms, the availability of financing where applicable, regulatory and contractual approvals, and other factors beyond our control. Strategic transactions may also result in the use of significant cash resources, the incurrence of indebtedness, the issuance of equity securities, contingent liabilities, integration or separation costs, amortization or impairment of goodwill or intangible assets, restructuring charges or other accounting impacts, any of which could materially adversely affect our business, financial condition, results of operations and the value of our securities.
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
We own registered trademarks and issued patents, and have filed, and may continue in the future to file trademark and patent applications to protect certain of our innovations and intellectual property. This process can be expensive and time-consuming, may not always be successful depending on the intellectual property laws of the applicable jurisdiction in which we seek protection or other circumstances, in which case we may be unable to secure intellectual property protection for all of our technology and methodologies. We also may choose not to pursue registrations in every jurisdiction depending on the nature of the project to which the intellectual property rights pertain. We may, over time, increase our investments in protecting our innovations and other technology. Even if we are successful in obtaining effective intellectual property protection, it is expensive to maintain these rights and the costs of defending our rights could be substantial. Moreover, our failure to develop and properly manage new innovations and other technology could hurt our market position and business opportunities.
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
Cybersecurity attacks and malicious activity, including breaches, malware, ransomware, hacking, insider threats, or other malicious activity, have become prevalent in our industry and could adversely affect our business, financial condition, results of operations, or reputation. Any cybersecurity breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions, loss or corruption of data, software, hardware, or other computer equipment, or the inadvertent transmission of computer viruses or other unauthorized access to our systems caused by employee error, malfeasance, or other disruptions could adversely affect our business, financial condition, results of operations, or reputation.
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
In addition, we store sensitive information, including personal information about our employees, and our games involve the storage and transmission of players’ personal information on equipment, networks, and corporate systems run by us or managed by third parties, including Apple, Alphabet (Google), Amazon, Meta Platforms and Microsoft. We are subject to a number of laws, rules, and regulations requiring us to provide notification to players, investors, regulators, and other affected parties in the event of a security breach of certain personal data, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws and regulations, including the GDPR, the CCPA, and the CPRA, have increased and may increase in the future. Our corporate systems, third-party systems, and security measures may be breached in the future due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to, or compromise the integrity of, our data, our employees’ data, our players’ data, or any third-party data we may possess. Any such data security breach could require us to comply with breach notification laws and other regulatory obligations, expose us to significant liability under applicable data privacy laws and regulations (including the GDPR, the CCPA, and the CPRA), particularly if we are found to have failed to implement appropriate security measures, and result in litigation, investigation and remediation costs, increased security expenditures, loss of revenue, operational disruption, and reputational harm. Significant cybersecurity incidents could also impair our ability to operate our games, disrupt live operations, delay game launches or updates, or require us to temporarily suspend certain features or services. Any of the foregoing could be material and adversely affect our business, financial condition, or results of operations.
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
Tax authorities may assert that we have additional tax collection or remittance obligations in jurisdictions where we have not historically collected indirect taxes, including on a retroactive basis. A successful assertion by one or more states, countries, or other jurisdictions requiring us to collect taxes where we presently do not do so, or to collect additional taxes in jurisdictions in which we already collect some taxes, could result in substantial liabilities, including taxes on past sales, as well as penalties and interest. We continually monitor the ever-evolving tax landscape in the jurisdictions in which we operate and those jurisdictions where our players reside. The imposition of new or increased indirect taxes could increase the cost to players of engaging with our games or purchasing virtual goods, which may reduce player spending, negatively impact demand for our offerings, or require us to adjust pricing in ways that adversely affect our margins. The requirement to collect and remit sales, VAT, GST, digital services, or similar indirect taxes may create significant administrative burdens, increase compliance costs, require systems modifications, expose us to audit risk, and potentially place us at a competitive disadvantage if similar obligations are not imposed consistently across our industry. Any of the foregoing could materially and adversely affect our business, financial condition, or results of operations.
We may have exposure to greater than anticipated tax liabilities.
Our income tax obligations are based, in part, on our corporate operating structure, intercompany arrangements, and the allocation of income and expenses among jurisdictions. The tax laws applicable to our business, including the laws of the U.S. and other jurisdictions, are subject to interpretation, and certain jurisdictions may interpret or apply their tax laws in new or more expansive ways in an effort to raise additional tax revenue. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the taxing authorities of the jurisdictions in which we operate may challenge our transfer pricing policies, intercompany arrangements, or allocation methodologies, which could result in additional tax liabilities, penalties, and interest, increase our worldwide effective tax rate, and adversely affect our financial position and results of operations. In addition, changes to our corporate structure or intercompany agreements, including as a result of acquisitions, divestitures, or internal reorganizations, could increase our worldwide effective tax rate and adversely affect our financial position and results of operation.
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
We maintain a significant game development studio in Tel Aviv, Israel, where a substantial number of our employees are based. Accordingly, geopolitical developments in Israel and the surrounding region could directly affect our business and operations. Israel and the surrounding region have experienced heightened geopolitical tensions and periods of armed conflict, and the security environment may continue to evolve, including through broader regional escalation. Such developments may include armed conflict, missile and drone attacks, terrorism, civil unrest, cyberattacks, and other hostilities involving Israel and neighboring countries or non-state actors. These events could adversely affect our business and operations, including through disruptions to our Israel-based studio operations, employee availability and productivity, communications, utilities, or other critical infrastructure interruptions, constraints on travel, supply chain disruptions, temporary closure of airspace, limitations on commercial flights, disruptions to public transportation, or increased security and business continuity costs. Cyberattacks associated with regional conflicts could disrupt our operations, compromise our information technology systems, or impair communications with employees, players, vendors or business partners.

Regional instability could adversely affect Israel's economy and business environment, including through volatility in local financial markets, disruptions in banking operations, limitations on capital flows, or other adverse economic conditions. In addition, political developments within Israel, including changes in domestic political conditions, legislation, governmental policies or regulatory requirements, could adversely affect our operations, employees, business environment or assets. Such developments could also increase regulatory uncertainty, disrupt commercial activity, impair access to financing or government services, or otherwise adversely affect our ability to conduct our business efficiently.

Geopolitical developments could affect Israel’s relationships with the United States and other countries, including through changes in diplomatic relations, travel advisories, export controls, sanctions, trade restrictions, or other governmental actions. Changes in political conditions in Israel and changes in the state of U.S. relations with Israel are difficult to predict and could adversely affect our operations. Parties with whom we do business may be disinclined to travel to Israel during periods of heightened security risk or regional instability, forcing us to make alternative arrangements when necessary to meet with our business partners. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements or other doctrines or contractual provisions relating to impossibility, impracticability, or frustration of purpose.

Our insurance may not cover losses that we incur as a result of the armed conflict, terrorism, cyberattacks, or other hostilities involving or affecting Israel or for any resulting disruption in our business operations. Although the Israeli government has historically provided certain compensation or other relief for specified direct damages arising from hostilities, we cannot assure you that such programs will continue, will apply to us, or will be sufficient to cover our losses. In addition, the Israeli government may cease providing such coverage in the future, or it may limit the amount or scope of coverage provided, and as a result any such coverage may be insufficient to cover potential damages we may incur. Any losses or damages incurred by us could have a material adverse effect on our business.

Our operations could be disrupted if our employees or service providers in Israel are called to military service.
Many Israeli citizens, including certain of our employees, are subject to compulsory military reserve service and, in certain circumstances, may be called to active duty. In periods of heightened regional conflict or security risk, Israeli authorities may call up reservists for military service, potentially on short notice and for extended periods. If such call-ups occur, a portion of our employees and service providers in Israel may be required to perform military service, which could reduce staffing levels, delay product development, impair live game operations, require redistribution of responsibilities among remaining personnel, increase reliance on remote work arrangements under challenging conditions, and otherwise reduce our operational capacity. Any major escalation in hostilities in the region could result in a portion of our employees and service providers in Israel being called up to perform military duty for an extended period. Although we have implemented business continuity measures designed to mitigate the effects of employee absences and other disruptions, these measures may not be sufficient, and any resulting disruption could materially adversely affect our business operations, financial condition, and results of operations.

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
Even if we are actively covered by analysts, we do not control the assumptions, models or metrics that analysts or investors may rely upon to forecast our future results. Overreliance by analysts or investors on any particular metric or assumptions may result in forecasts that differ significantly from our internal expectations, which could contribute to stock price volatility following earnings announcements or other disclosures.
We may require additional capital to support our business and growth strategy, and we may be unable to obtain such capital on acceptable terms, or at all.
We intend to continue making significant investments to support our business and growth strategy. These investments may require additional capital to fund our operations, execute our growth strategy, and respond to business challenges, including by developing new games and features, enhancing existing games, improving our operating infrastructure, or acquiring complementary businesses, personnel, or technologies. Accordingly, we may need to engage in equity or debt financings to obtain additional capital. To the extent we enter into future debt arrangements, their terms may limit our ability to incur additional indebtedness or engage in certain financing transactions. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock.
Any future debt financing could require us to grant security interests in our assets or agree to restrictive covenants governing our financing activities and other financial and operational matters, which may make it more difficult for us to obtain capital and to pursue business opportunities, including potential acquisitions. Additionally, market conditions, including inflation, changes in interest rates, geopolitical developments, volatility in the capital markets, or disruptions in the banking sector, could adversely affect our ability to obtain financing, and if we seek to raise additional capital or incur indebtedness, there can be no assurance that debt or equity financing would be available to us on favorable terms, or at all. If we are unable to obtain adequate financing, or financing on terms satisfactory to us, when needed, our ability to fund our operations, execute our growth strategy, pursue acquisitions and other strategic opportunities, and respond to business challenges could be significantly impaired, and our business, financial condition, or results of operations may be harmed.
The expiration of our revolving credit facility may reduce our financial flexibility if we require additional capital in the future.
During the quarter ended June 30, 2026, our revolving credit facility expired in accordance with its terms. Although we did not borrow under the facility during its term and believe our existing cash balances and cash generated from operations are sufficient to support our current operating plans, we no longer have access to committed revolving credit financing. If our liquidity needs increase due to changes in business conditions, strategic initiatives, acquisitions, capital expenditures or other factors, we may need to obtain additional debt or equity financing. Such financing may not be available when needed or on favorable terms, and any equity financing could be dilutive to our stockholders. If we are unable to obtain additional capital when needed, our business, financial condition, results of operations and growth prospects could be adversely affected.
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
Our failure to upgrade our technology or network infrastructure effectively to support our business operations could result in unanticipated disruptions. To manage changes in our operations and personnel and to maintain and enhance the technology that supports our business operations, as well as our financial and management systems, disclosure controls and procedures, and internal control over financial reporting, we will be required to commit substantial financial, operational, and technical resources.
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
If we fail to regain and maintain compliance with Nasdaq's continued listing requirements, our Class A common stock could be delisted, which could materially adversely affect the market price and liquidity of our Class A common stock.
Our Class A common stock is currently listed on the Nasdaq Capital Market, which requires us to satisfy certain continued listing standards, including a minimum bid price of $1.00 per share. On November 5, 2025, we received a notice from the Listing Qualifications Department of Nasdaq indicating that we were not in compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) because the closing bid price of our Class A common stock had been below $1.00 per share for 30 consecutive business days. Following our transfer to the Nasdaq Capital Market on May 6, 2026, Nasdaq granted us an additional 180-calendar-day compliance period, expiring on November 2, 2026, to regain compliance with the minimum bid price requirement.
To regain compliance, the closing bid price of our Class A common stock must equal or exceed $1.00 per share for a minimum of ten consecutive business days on or before November 2, 2026. At our 2026 Annual Meeting of Stockholders held on July 10, 2026, our stockholders approved an amendment to our Certificate of Incorporation authorizing our Board of Directors, in its discretion, to effect a reverse stock split of our outstanding Class A common stock and Class B common stock at a ratio ranging from 1-for-10 to 1-for-30 at any time within 12 months following the annual meeting, without further stockholder approval. Our Board is not required to implement a reverse stock split, and there can be no assurance that it will do so or that, if implemented, a reverse stock split would enable us to regain or maintain compliance with Nasdaq's continued listing requirements.
If we do not regain compliance with the minimum bid price requirement by November 2, 2026, or otherwise fail to satisfy the conditions of Nasdaq's extension, Nasdaq staff would issue a notice that our securities are subject to delisting. Although we would have the right to appeal such determination to a Nasdaq Hearings Panel, there can be no assurance that any such appeal would be successful. Even if a reverse stock split is implemented and enables us to regain compliance with the minimum bid price requirement, there can be no assurance that the market price of our Class A common stock will remain at or above the required level or that we will continue to satisfy Nasdaq's other continued listing requirements.

If our Class A common stock is delisted from Nasdaq, it would likely result in a significant decline in the market price of our Class A common stock, substantially reduce its liquidity, and impair investors' ability to buy or sell our shares. Delisting could also negatively affect our ability to raise additional capital, limit analyst coverage of our company, reduce our visibility in the public markets, and cause certain institutional investors or stockholders to reduce or eliminate their holdings of our securities. If we were unable to list our securities on another national securities exchange, our securities could instead be quoted on an over-the-counter market, where trading could become more limited, less efficient, and more volatile. In addition, our Class A common stock could be deemed a "penny stock" under applicable SEC rules, which would subject broker-dealers to more stringent regulatory requirements and could further reduce trading activity, market liquidity, and investor interest. Any of these events could materially adversely affect the market price of our securities and the ability of investors to realize value from their investment.
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
Additional Risks Related to Ownership of Our Class A Common Stock and Our Operation as a Public Company
The price of our Class A common stock may be volatile.
The price of our Class A common stock may fluctuate due to a variety of factors, including:
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
•the volume of shares of our Class A common stock available for public sale; and
•geopolitical instability, including armed conflicts, terrorism, trade disputes, sanctions, or other international events that disrupt global financial markets or adversely affect economic conditions.
These market and industry factors may materially reduce the market price of our Class A common stock regardless of our operating performance. Our relatively limited analyst coverage, trading volume and public float may also contribute to volatility in the trading price of our Class A common stock.
Fluctuations in the trading price of our securities could contribute to the loss of all or part of an investment in our securities. Our securities may trade at prices significantly below the price paid by investors, and the market price may not recover or may experience further declines, regardless of our operating performance. These market and industry factors may materially and adversely affect the market price or trading volume of our Class A common stock regardless of our operating performance.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about share repurchases made by us of our Class A common stock during the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program[3] (In thousands)
April 1, 2026 - April 30, 2026	16,692	$0.46	—	$40,046
May 1, 2026 - May 31, 2026	1,902,004	$0.49	1,616,469	$39,260
June 1, 2026 - June 30, 2026	1,247,254	$0.58	1,234,935	$38,546

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
3.Repurchases may be executed from time to time, subject to general business and market conditions, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 trading plans, pursuant to a stock repurchase program. On October 31, 2025, the Company’s Board of Directors approved a one-year extension of the Company's existing stock repurchase program. The remaining amount authorized under the program was $38.5 million as of June 30, 2026 and $40.0 million as of December 31, 2025, which excludes any commissions or transaction costs paid in connection with such repurchases. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements and other business considerations. See Note 16—Stockholders’ Equity of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information relating to share repurchases.

Item 3.        Defaults Upon Senior Securities
None
Item 4.        Mine Safety Disclosures
Not applicable
Item 5.        Other Information
Trading Plans
During the three months ended June 30, 2026, Scott Peterson, the Company's Chief Financial Officer, terminated a Rule 10b5-1 trading arrangement, effective May 13, 2026, and adopted a new Rule 10b5-1 trading arrangement, effective May 20, 2026. The new trading arrangement expires on March 31, 2027 and provides for the potential sale of up to 250,000 shares of the Company's Class A common stock that may be acquired upon the future vesting and settlement of certain previously granted performance stock units, subject to the terms and conditions of the arrangement.
Other than the foregoing, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K, during the three months ended June 30, 2026.
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

PLAYSTUDIOS, Inc.

Date:	August 11, 2026	By:	/s/ Andrew Pascal
		Name:	Andrew Pascal
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2026	By:	/s/ Scott Peterson
		Name:	Scott Peterson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)