Form 10-Q
period 2026-09-30
PLAYSTUDIOS, Inc.
filed 2026-11-05
CIK 1823878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 31, 2026, there were 10,156,328 shares of Class A common stock, $0.0001 par value per share, and 1,645,776 shares of Class B common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on our current expectations, estimates, forecasts, and projections about future events and operating performance. Statements in this Quarterly Report other than statements of present or historical fact, including statements regarding our future strategy, business model, competitive position, operations, financial performance, liquidity, profitability, cost structure, use of emerging technologies (including artificial intelligence), market opportunities, regulatory environment, and management’s plans and objectives, are forward-looking statements. Any statements that refer to forecasts, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “goal,” “project” or the negative of such terms or other similar expressions.
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
•our ability to implement business plans, achieve our forecasts and identify and realize business opportunities, and the effects of competitive dynamics and general macroeconomic conditions on our business, our subsidiaries, discretionary consumer spending, awards partners, and advertisers;
•our reliance on, and ability to maintain relationships with, third-party platforms, payment providers, and other key partners, including the Apple App Store, Google Play Store, Amazon Appstore, and Appcharge;
•our ability to maintain and improve effective internal control over financial reporting;
•our ability to maintain, protect, enforce, license, and enhance our intellectual property rights;
•the impact of litigation, regulatory inquiries, investigations and enforcement actions, and our ability to successfully defend against or resolve such matters;
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
These forward-looking statements are based on our current plans, estimates, and projections in light of information currently available to us and are subject to known and unknown risks, uncertainties, and assumptions, including those described under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated by the risk factors set forth under “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the

quarter ended June 30, 2026, and in our other filings with the Securities and Exchange Commission (the “SEC”), that could cause our actual results, performance, or achievements to differ materially from those expressed or implied by these forward-looking statements. The risks described under the heading “Risk Factors” are not exhaustive. New risks emerge from time to time, and it is not possible for us to predict all risks or assess the impact of all such risks on our business or the extent to which any risk or combination of risks may cause actual results to differ materially from those contained in any forward-looking statements.
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

PART I.    Financial Information
Item 1.        Financial Statements
PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$95,856	$104,935
Receivables, net	19,436	22,818
Prepaid expenses and other current assets	4,912	7,018
Total current assets	120,204	134,771
Property and equipment, net	11,210	13,426
Operating lease right-of-use assets	4,349	7,533
Intangible assets and internal-use software, net	54,089	76,430
Goodwill	43,022	52,222
Deferred income taxes	4,013	4,140
Other long-term assets	1,759	2,096
Total non-current assets	118,442	155,847
Total assets	$238,646	$290,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	6,209	7,808
Operating lease liabilities, current	2,779	3,656
Minimum guarantee liability, current	6,415	9,469
Contingent consideration, current	—	5,561
Accrued and other current liabilities	20,691	16,684
Total current liabilities	36,094	43,178
Operating lease liabilities, noncurrent	1,677	4,070
Minimum guarantee liability, noncurrent	6,000	12,000
Contingent consideration, noncurrent	—	2,747
Deferred income taxes	618	617
Other long-term liabilities	—	140
Total non-current liabilities	8,295	19,574
Total liabilities	$44,389	$62,752
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value (100,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025)	—	—
Class A common stock, $0.0001 par value (2,000,000 shares authorized, 13,441 and 13,182 shares issued, and 10,347 and 11,008 shares outstanding as of September 30, 2026 and December 31, 2025, respectively)	1	1
Class B common stock, $0.0001 par value (25,000 shares authorized, 1,646 and 1,646 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively).	—	—
Additional paid-in capital	347,314	340,816
Accumulated deficit	(94,952)	(59,963)
Accumulated other comprehensive income	2,483	1,806
Treasury stock, at cost, 3,094 and 2,174 shares at September 30, 2026 and December 31, 2025, respectively	(60,589)	(54,794)
Total stockholders’ equity	194,257	227,866
Total liabilities and stockholders’ equity	$238,646	$290,618
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$48,921	$57,648	$162,323	$179,695
Operating expenses:
Cost of revenue(1)	9,181	13,629	32,047	43,971
Selling and marketing	8,790	14,186	45,138	40,463
Research and development	14,428	14,814	44,297	42,702
General and administrative	8,582	12,056	26,772	35,262
Depreciation and amortization	9,342	9,576	28,884	28,743
Restructuring and related	9,167	1,253	18,608	2,648
Goodwill impairment	9,200	—	9,200	—
Total operating costs and expenses	68,690	65,514	204,946	193,789
Loss from operations	(19,769)	(7,866)	(42,623)	(14,094)
Other income (expense), net:
Change in fair value of contingent consideration	8,008	(1,866)	8,308	(2,022)
Interest income, net	775	917	2,131	2,769
Other loss, net	(23)	(9)	(683)	(748)
Total other income (loss), net	8,760	(958)	9,756	(1)
Loss before income taxes	(11,009)	(8,824)	(32,867)	(14,095)
Income tax expense	(30)	(294)	(2,122)	(851)
Net loss	$(11,039)	$(9,118)	$(34,989)	$(14,946)

Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.92)	$(0.73)	$(2.79)	$(1.19)
Diluted	$(0.92)	$(0.73)	$(2.79)	$(1.19)
Weighted average shares of common stock outstanding:
Basic	12,044	12,570	12,521	12,547
Diluted	12,044	12,570	12,521	12,547

(1)Amounts exclude depreciation and amortization.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(11,039)	$(9,118)	$(34,989)	$(14,946)
Other comprehensive (loss) income:
Change in foreign currency translation adjustment(1)	(212)	242	677	1,861
Unrealized gain from derivative financial instruments(1)	—	159	—	967
Reclassification of loss/(gain) from settlement of derivative financial instruments included in net loss(1)	—	(461)	—	(708)
Total other comprehensive (loss) income	(212)	(60)	677	2,120
Comprehensive loss	$(11,251)	$(9,178)	$(34,312)	$(12,826)

(1)These amounts are presented gross of the effect of income taxes. The corresponding effects of income taxes are immaterial.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Accumulated Deficit	Treasury Stock
Balance as of June 30, 2025	10,878	$1	1,646	$—	$335,687	$1,548	$(37,152)	$(54,794)	$245,290
Net loss	—	—	—	—	—	—	(9,118)	—	(9,118)
Exercise of stock options	5	—	—	—	—	—	—	—	—
Restricted stock vesting, net of shares withheld	80	—	—	—	(379)	—	—	—	(379)
Stock-based compensation	—	—	—	—	3,191	—	—	—	3,191
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(60)	—	—	(60)
Balance as of September 30, 2025	10,963	$1	1,646	$—	$338,499	$1,488	$(46,270)	$(54,794)	$238,924

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Accumulated Deficit	Treasury Stock
Balance as of June 30, 2026	10,924	$1	1,646	$—	$345,263	$2,695	$(83,913)	$(56,351)	$207,695
Net loss	—	—	—	—	—	—	(11,039)	—	(11,039)
Exercise of stock options	—	—	—	—	—	—	—	—	—
Restricted stock vesting, net of shares withheld	58	—	—	—	(60)	—	—	—	(60)
Stock-based compensation	—	—	—	—	2,111	—	—	—	2,111
Repurchase of common stock	(635)	—	—	—	—	—	—	(4,238)	(4,238)
Forfeiture of common stock	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(212)	—	—	(212)
Balance as of September 30, 2026	10,347	$1	1,646	$—	$347,314	$2,483	$(94,952)	$(60,589)	$194,257

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Accumulated Deficit	Treasury Stock
Balance as of December 31, 2024	10,829	1	1,646	—	327,964	(632)	(31,324)	(51,295)	244,714
Net loss	—	—	—	—	—	—	(14,946)	—	(14,946)
Exercise of stock options	15	—	—	—	122	—	—	—	122
Restricted stock vesting, net of shares withheld	348	—	—	—	(1,930)	—	—	—	(1,930)
Stock-based compensation	—	—	—	—	12,343	—	—	—	12,343
Repurchase of common stock	(229)	—	—	—	—	—	—	(3,499)	(3,499)
Other comprehensive income	—	—	—	—	—	2,120	—	—	2,120
Balance as of September 30, 2025	10,963	1	1,646	—	338,499	1,488	(46,270)	(54,794)	238,924

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Accumulated Deficit	Treasury Stock
Balance as of December 31, 2025	11,008	$1	1,646	$—	$340,816	$1,806	$(59,963)	$(54,794)	$227,866
Net loss	—	—	—	—	—	—	(34,989)	—	(34,989)
Exercise of stock options	2	—	—	—	—	—	—	—	—
Restricted stock vesting, net of shares withheld	347	—	—	—	(593)	—	—	—	(593)
Stock-based compensation	—	—	—	—	7,091	—	—	—	7,091
Repurchase of common stock	(920)	—	—	—	—	—	—	(5,795)	(5,795)
Forfeiture of common stock	(90)	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	677	—	—	677
Balance as of September 30, 2026	10,347	$1	1,646	$—	$347,314	$2,483	$(94,952)	$(60,589)	$194,257

The accompanying notes are an integral part of these condensed consolidated financial statements

PLAYSTUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(34,989)	$(14,946)
Adjustments:
Depreciation and amortization	28,884	28,743
Stock-based compensation expense	6,779	11,896
Change in fair value of contingent consideration	(8,308)	2,022
Goodwill impairment	9,200	—
Asset impairments	6,832	—
Deferred income tax benefit	128	(156)
Other	1,575	1,299
Changes in operating assets and liabilities
Receivables, net	4,466	2,871
Prepaid expenses and other current assets	(103)	(1,108)
Income tax receivable	1,266	233
Accounts payable & accrued liabilities	1,408	(8,271)
Other	244	18
Net cash provided by operating activities	17,382	22,601
Cash flows from investing activities:
Purchase of property and equipment	(716)	(837)
Additions to internal-use software	(10,301)	(11,526)
Other	(325)	(313)
Net cash used in investing activities	(11,342)	(12,676)
Cash flows from financing activities:
Proceeds from stock option exercises	—	122
Payments for tax withholding of stock-based compensation	(593)	(1,932)
Payment of minimum guarantee liabilities	(8,391)	(9,206)
Repurchases of treasury stock	(5,795)	(3,499)
Other	(100)	—
Net cash used in financing activities	(14,879)	(14,515)
Foreign currency translation	(231)	1,141
Net change in cash, cash equivalents, and restricted cash	(9,070)	(3,449)
Cash, cash equivalents, and restricted cash at beginning of period	105,555	110,386
Cash, cash equivalents, and restricted cash at end of period	$96,485	$106,937

Supplemental cash flow disclosures:
Interest paid	$82	$123
Income taxes paid, net of refunds	1,747	1,176
Non-cash investing and financing activities:
Capitalization of stock-based compensation	$312	$447
Additions to intangible assets related to licensing agreements	—	2,610
Right-of-use assets acquired under operating leases	595	654
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands, unless otherwise noted)
NOTE 1—BACKGROUND AND BASIS OF PRESENTATION
Organization and Description of Business
PLAYSTUDIOS, Inc. (the "Company" or "PLAYSTUDIOS"), formerly known as Acies Acquisition Corp. ("Acies"), consummated its business combination (the "Acies Merger") with PlayStudios, Inc. ("Old PLAYSTUDIOS") on June 21, 2021 (the "Closing Date") pursuant to the Agreement and Plan of Merger, dated February 1, 2021 (the "Merger Agreement"). In connection with the Acies Merger, Acies changed its name to PLAYSTUDIOS, Inc. and domesticated from the Cayman Islands to the State of Delaware.
The Company develops and operates mobile and online social gaming applications (“games” or “game”), certain of which incorporate a loyalty program offering “real world” rewards provided by a network of rewards partners. The Company’s games are free-to-play and available through major digital platforms, including the Apple App Store, Google Play Store, and Amazon Appstore (collectively, the "platforms" or "platform operators"), and through the Company's websites and other direct-to-consumer channels. The Company creates games based on its own original content as well as licensed third-party brands. The Company primarily generates revenue from in-game purchases of virtual currency and in-game advertising.
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
These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2025.
The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2025 have been applied consistently in these unaudited interim condensed consolidated financial statements. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position as of September 30, 2026, its results of operations for the three and nine months ended September 30, 2026, and 2025, and cash flows for the nine months ended September 30, 2026, and 2025. The Condensed Consolidated Balance Sheet as of December 31, 2025 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
On September 30, 2026, the Company effected a 1-for-10 reverse stock split of its Class A and Class B common stock (the "Reverse Stock Split"). The Reverse Stock Split did not change the authorized number of shares or the par value of either class of common stock. All share and per share amounts in these condensed consolidated financial statements have been adjusted to reflect the reverse stock split for all periods presented, except as otherwise indicated.
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

Smaller Reporting Company
As of September 30, 2026, the Company qualified as a Smaller Reporting Company ("SRC") as defined under Rule 12b-2 of the Securities Exchange Act of 1934. As an SRC, we are eligible for and have elected to use certain scaled disclosure accommodations in this Quarterly Report on Form 10-Q. These accommodations allow us to provide reduced executive compensation disclosures, fewer years of audited financial statements, and less extensive narrative disclosures compared to larger reporting companies. The Company reassesses its SRC status annually as of the last business day of its second fiscal quarter, with its next annual determination scheduled for June 30, 2027.
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
Recently Issued Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses, which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is assessing the guidance, noting the adoption impacts disclosure only.
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which revises the approach to accounting for internal-use software costs by eliminating all references to the stages of software development projects, thereby making the guidance adaptable to a variety of software development methodologies. This guidance is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, on a prospective, modified or retrospective basis, with early adoption permitted. The Company is currently assessing the effect the guidance will have on the Company's financial condition, results of operations and cash flows.
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
Adjusted EBITDA ("AEBITDA") is the Company’s reportable segment GAAP measure, which management utilizes as the primary profit measure for its reportable segments and underlying operating segments. The Company defines AEBITDA as net income (loss) before interest, income taxes, depreciation and amortization, restructuring and related costs (consisting primarily of severance and other restructuring related costs), stock-based compensation expense, and certain other income and expense items (including special infrequent items, foreign currency gains and losses, and other non-cash items).
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
The following table presents the Company’s segment information:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	playGAMES	playAWARDS	Total	playGAMES	playAWARDS	Total
Net revenue
Virtual currency	$37,841	$495	$38,336	$46,123	$258	$46,381
Advertising	10,572	—	10,572	11,257	—	11,257
Other	—	13	13	4	6	10
	48,413	508	48,921	57,384	264	57,648
Segment expenses
Cost of sales	9,129	53	9,182	13,603	26	13,629
Payroll & related	8,703	1,177	9,880	9,432	1,594	11,026
User acquisition	6,070	—	6,070	9,389	—	9,389
Other(1)	10,026	398	10,424	11,562	1,024	12,586
	33,928	1,628	35,556	43,986	2,644	46,630

Reportable segment AEBITDA	$14,485	$(1,120)	$13,365	$13,398	$(2,380)	$11,018

Other operating expense
Corporate and other			$3,385			$3,773
Restructuring expenses			9,167			1,253
Goodwill impairment			9,200			—
Other reconciling items			(1)			2
Stock-based compensation			2,041			3,030
Special infrequent			—			1,250
Depreciation and amortization			9,342			9,576
			33,134			18,884
Non-operating income (expense)
Change in fair value of contingent consideration			8,008			(1,866)
Interest income, net			775			917
Other expense			(23)			(9)
			8,760			(958)

Loss before income taxes			(11,009)			(8,824)
Income tax expense			(30)			(294)
Net loss			$(11,039)			$(9,118)

(1)Consists of legal, rent, information technology, outside services, marketing, and other general and administrative expenses.

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	playGAMES	playAWARDS	Total	playGAMES	playAWARDS	Total
Net revenue
Virtual currency	$124,432	$1,819	$126,251	$144,797	$633	$145,430
Advertising	36,044	—	36,044	34,248	—	34,248
Other	—	28	28	3	14	17
	160,476	1,847	162,323	179,048	647	179,695
Segment expenses
Cost of sales	31,863	185	32,048	43,905	66	43,971
Payroll & related	28,785	3,944	32,729	27,686	4,614	32,300
User acquisition	34,569	—	34,569	28,612	—	28,612
Other(1)	30,629	1,259	31,888	30,663	3,022	33,685
	125,846	5,388	131,234	130,866	7,702	138,568

Reportable segment AEBITDA	34,630	(3,541)	31,089	48,182	(7,055)	41,127

Other operating expense
Corporate and other			$10,235			$10,681
Restructuring expenses			18,608			2,648
Goodwill impairment			9,200			—
Other reconciling items			6			3
Stock-based compensation			6,779			11,896
Special infrequent			—			1,250
Depreciation and amortization			28,884			28,743
			73,712			55,221
Non-operating income (expense)
Change in fair value of contingent consideration			8,308			(2,022)
Interest income, net			2,131			2,769
Other expense			(683)			(748)
			9,756			(1)

Loss before income taxes			(32,867)			(14,095)
Income tax expense			(2,122)			(851)
Net loss			$(34,989)			$(14,946)

(1)Consists of legal, rent, information technology, outside services, marketing, and other general and administrative expenses.
2026 Reorganization Plan
On March 10, 2026, the Company initiated an internal reorganization plan (the “2026 Reorganization Plan”) intended to enhance efficiency and reduce operating expenses. The 2026 Reorganization Plan provides for a reduction of approximately 27% of the Company’s current total global workforce as of March 10, 2026. The Company expects total charges of approximately $4.5 million to $7.0 million in connection with the 2026 Reorganization Plan, consisting primarily of employee transition costs, severance payments, employee benefits, stock-based compensation, and lease termination and other facility-related costs, substantially all of which are expected to be recognized during 2026.

The following table presents the charges incurred under the 2026 Reorganization Plan, which are included in “Restructuring and related” in the Condensed Consolidated Statements of Operations:

	playGAMES	playAWARDS	Corporate and Other	Total
Employee termination benefits	$1,461	$261	$565	$2,287
Lease-related charges(1)	121	68	149	338
Asset-related charges(2)	191	3	6	200
Other	14	7	31	52
Three months ended March 31, 2026	$1,787	$339	$751	$2,877
Employee termination benefits	1,741	—	93	1,834
Lease-related charges(1)	635	(24)	(62)	549
Asset-related charges(2)	302	11	27	340
Other	120	6	15	141
Three months ended June 30, 2026	2,798	(7)	73	2,864
Employee termination benefits	334	9	(47)	296
Lease-related charges(1)	(379)	2	6	(371)
Asset-related charges(2)	69	—	—	69
Other	74	21	56	151
Three months ended September 30, 2026	98	32	15	145
Nine months ended September 30, 2026	$4,683	$364	$839	$5,886
(1)Lease-related charges primarily represent accelerated amortization of operating lease right of use ("ROU") assets due to a change in useful life. See Note 12—Leases for further discussion.
(2)Asset-related charges primarily represent impairment and loss on disposal of property and equipment.
The following table summarizes the activity related to the liabilities associated with the Company's 2026 Reorganization Plan:

	Employee Termination Benefits	Lease-Related Charges	Asset-Related Charges	Other	Total
Balance as of December 31, 2025	$—	$—	$—	$—	$—
Reorganization charges and adjustments	4,418	517	611	342	5,888
Non-cash charges	(138)	(239)	(611)	(30)	(1,018)
Payments	(4,208)	(266)	—	(146)	(4,620)
Balance as of September 30, 2026	$72	$12	$—	$166	$250
NOTE 4—RELATED-PARTY TRANSACTIONS
The following table is a summary of balance sheet assets and liabilities from related parties:

	September 30, 2026	December 31, 2025	Financial Statement Line Item
Marketing Agreement	$1,000	$1,000	Intangible assets and internal-use software, net
The Company’s revenues and expenses recognized from related parties were immaterial during the three and nine months ended September 30, 2026 and 2025.

MGM Resorts International (“MGM”)
MGM is a stockholder and owned approximately 1.7 million and 1.7 million shares of the Company's outstanding Class A common stock as of September 30, 2026 and December 31, 2025, respectively.
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
PLAYSTUDIOS Impact Fund
During the three and nine months ended September 30, 2025, the Company made charitable contributions of $1.3 million and $1.5 million to the PLAYSTUDIOS Impact Fund (the “Fund”), a tax-exempt private foundation established by the Company and administered by certain members of the Company’s management team. No contributions were made during the three and nine months ended September 30, 2026. These individuals serve as officers and directors of the Fund but receive no compensation in such capacities. The Fund supports charitable causes selected based on input from Company employees and customers. The contributions were recorded in "General and administrative" in the accompanying Condensed Consolidated Statements of Operations.
NOTE 5—RECEIVABLES, NET
Receivables, net consist of the following:

	September 30, 2026	December 31, 2025
Trade receivables	$17,564	$22,029
Other receivables	1,914	821
Allowance for uncollectible amounts	(42)	(32)
Total receivables, net	$19,436	$22,818
Trade receivables generally represent amounts due to the Company from social and mobile platform operators, including Apple, Google, and direct-to-consumer ("DTC") payment processors, including Xsolla and Appcharge. Trade receivables are recorded when the right to consideration becomes unconditional.
Concentration of Credit Risk
The following table summarizes the major receivables of the Company as a percentage of the total trade receivables as of the dates indicated:

	September 30, 2026	December 31, 2025
Apple, Inc.	27.7%	41.1%
Appcharge Ltd.	15.4%	—%
Google, LLC	13.4%	17.8%
Xsolla (USA), Inc.	13.4%	13.6%
AppLovin Corp	11.0%	9.9%
As of September 30, 2026 and December 31, 2025, the Company did not have any additional counterparties that exceeded 10% of the Company’s total trade receivables.

NOTE 6—PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	September 30, 2026	December 31, 2025
Prepaid expenses	$4,096	5,160
Income tax receivable	796	1,632
Other current assets	20	226
Total prepaid expenses other current assets	$4,912	$7,018
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
On September 30, 2026, the Company determined to cease operations of Tetris Block Party, the product developed from the assets acquired in the Pixode Acquisition. In connection with this decision and the product’s financial performance, the Company reassessed the fair value of the contingent consideration liability associated with the Pixode acquisition and reduced it to zero as of September 30, 2026. This remeasurement resulted in a gain of $8.0 million and $8.3 million in the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2026, respectively.
As of December 31, 2025, significant unobservable inputs included a discount rate of approximately 12.1% and the probability of revenue growth over the same three year period.
NOTE 8—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	September 30, 2026	December 31, 2025
Land and land improvements	$1,928	1,923
Building and building improvements	5,932	5,932
Computer equipment	9,588	9,986
Leasehold improvements	10,313	11,628
Purchased software	544	586
Furniture and fixtures	3,193	3,681
Total property and equipment	31,498	33,736
Less: accumulated depreciation	(20,288)	(20,310)
Total property and equipment, net	$11,210	$13,426
The aggregate depreciation expense for property and equipment, net is reflected in “Depreciation and amortization” in the Condensed Consolidated Statements of Operations. During the three months ended September 30, 2026 and 2025, depreciation expense was $0.7 million and $0.9 million, respectively. During the nine months ended September 30, 2026 and

2025, depreciation expense was $2.3 million and $3.0 million, respectively. There were no material impairment charges recorded for the three and nine months ended September 30, 2026 and 2025.
Property and equipment, net by region consists of the following:

	September 30, 2026	December 31, 2025
United States	$8,233	$9,246
Europe, Middle East, and Africa	2,648	3,425
All other countries	329	755
Total property and equipment, net	$11,210	$13,426

NOTE 9—INTANGIBLE ASSETS AND INTERNAL-USE SOFTWARE, NET
Intangible Assets
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset other than goodwill:

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Licenses	$84,070	$(55,973)	$28,097	$83,820	$(45,670)	$38,150
Acquired technology	15,003	(12,483)	2,520	16,653	(11,088)	5,565
Customer relationships	12,000	(9,600)	2,400	12,000	(7,800)	4,200
Trade names	2,740	(1,840)	900	2,741	(1,728)	1,013
Internal-use software	207,571	(188,666)	18,905	204,254	(178,101)	26,153
Other	301	(34)	267	379	(30)	349
	321,685	(268,596)	53,089	319,847	(244,417)	75,430
Nonamortizable intangible assets:
Marketing Agreement with a related party	1,000	—	1,000	1,000	—	1,000
Total intangible assets	$322,685	$(268,596)	$54,089	$320,847	$(244,417)	$76,430
During the three months ended September 30, 2026 and 2025, intangible asset and internal-use software amortization was $8.6 million and $8.7 million, respectively. During the nine months ended September 30, 2026 and 2025, intangible asset and internal-use software amortization was $26.6 million and $25.7 million, respectively. The aggregate amortization expense for amortizable intangible assets and internal-use software is reflected in “Depreciation and amortization” in the Condensed Consolidated Statements of Operations.
During the three and nine months ended September 30, 2026, intangible assets impairment charges were $6.7 million and $6.7 million, respectively. These charges are reflected in “Restructuring and related” in the Condensed Consolidated Statements of Operations. The impairments were triggered by management's decision to cease operations of two products. As a result of these decisions, the Company determined that the carrying values of the associated long-lived asset groups were not recoverable. The Company concluded that the fair value of each asset group was zero because the assets have no alternative use and will generate no future cash flows, and the full carrying values were written off accordingly.

As of September 30, 2026, the estimated annual amortization expense is as follows:

Projected Amortization Expense
Remaining 2026	$7,994
2027	22,788
2028	14,279
2029	7,404
2030	167
Thereafter	457
Total	$53,089
NOTE 10—GOODWILL
Goodwill
During the three months ended September 30, 2026, the Company identified indicators of potential impairment for a reporting unit within the playGAMES reportable segment. As a result, the Company performed an interim quantitative goodwill impairment test for the reporting unit as of September 30, 2026.
To determine the fair value of the reporting unit, the Company utilized a weighted combination of the income approach and the market approach. Under the income approach, the Company estimated fair value using a discounted cash flow analysis, which required significant judgment with respect to forecasted revenue growth rates, operating margins, and a discount rate of approximately 20.0%. Under the market approach, the Company estimated fair value using relevant market multiples derived from publicly traded companies considered comparable to the reporting unit. The fair value measurement is classified as Level 3 within the fair value hierarchy as it is based primarily on unobservable inputs reflecting the Company's own assumptions about the factors that market participants would use in pricing the reporting unit.
Based on the results of the quantitative impairment test, the Company determined that the carrying value of the reporting unit exceeded its estimated fair value, and accordingly, the Company recorded a goodwill impairment charge of $9.2 million during the three and nine months ended September 30, 2026, which is reflected in “Goodwill impairment” in the Condensed Consolidated Statements of Operations.
The goodwill was acquired in connection with an asset acquisition and a portion is amortized over 15 years for income tax purposes pursuant to Section 197 of the Internal Revenue Code. The impairment charge resulted in a reduction of the associated deferred tax liability, and accordingly a deferred tax benefit of approximately $0.6 million was recognized during the three months ended September 30, 2026.
The following table provides the changes in the carrying amount of goodwill for the playGAMES reportable segment for the nine months ended September 30, 2026 and December 31, 2025:

	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance as of December 31, 2025	52,222	—	52,222
Impairment	—	(9,200)	(9,200)
Balance as of September 30, 2026	$52,222	$(9,200)	$43,022

NOTE 11—ACCRUED AND OTHER CURRENT LIABILITIES
Accrued liabilities consist of the following:

	September 30, 2026	December 31, 2025
Accrued payroll and related	10,056	9,143
Income taxes payable	1,906	1,476
Accrued litigation	4,696	3,245
Accrued restructuring	1,054	—
Warrant liabilities	—	74
Other accruals	2,979	2,746
Total accrued liabilities	$20,691	$16,684
Accrued Litigation
On November 13, 2023, Sandra Tucker Duckworth, a purported citizen of Tennessee, filed a civil lawsuit against PLAYSTUDIOS US, LLC in the Circuit Court for the 14th Judicial District of Tennessee (the "Duckworth Lawsuit") alleging that PLAYSTUDIOS US, LLC makes available online games of chance that constitute illegal gambling under Tennessee law and seeking to recover, under Tennessee's loss recovery act, all sums paid by Tennessee residents to PLAYSTUDIOS US, LLC in its online gambling games during the period beginning one year before the filing of the lawsuit until the case is resolved, excluding recovery of money lost by a Tennessee resident who lost $75,000 or more during the statute of limitations period. The plaintiff claims to seek this recovery for the benefit of each individual player's spouse, or if not spouse, child or children, and if not child or children, the next of kin. As of September 30, 2026, the Duckworth Lawsuit is stayed pending the "Settlement" described below. The Company believes the claims are without merit and if the Settlement is not completed, intends to vigorously defend against them; however, there can be no assurance that the Company would be successful in the defense of this litigation.
On August 22, 2024, James Scott Tipmore, a purported citizen of Kentucky, filed a civil lawsuit against PLAYSTUDIOS US, LLC in the United States District Court for the Western District of Kentucky (the "Tipmore Lawsuit"), alleging that PLAYSTUDIOS US, LLC makes available online games of chance that constitute illegal gambling under Kentucky law and seeking to recover, under Kentucky's loss recovery act, treble the sums paid by Kentucky residents to PLAYSTUDIOS US, LLC in its online gambling games during the period beginning five years before the filing of the lawsuit until the case is resolved. As of September 30, 2026, the Tipmore Lawsuit is stayed pending the "Settlement" described below. The Company believes the claims are without merit and if the Settlement is not completed, intends to vigorously defend against them; however, there can be no assurance that the Company would be successful in the defense of this litigation.
The Company received four demands for arbitration during 2023 claiming that the games operated by PLAYSTUDIOS US, LLC constitute illegal gambling under the laws of various states. As of September 30, 2026, three of the demands for arbitration have been stayed pending the "Settlement" described below (the "State Arbitration Demands"). These demands generally attempt to recover amounts spent by third parties on the Company’s games by relying on state gambling loss recovery statutes and/or by seeking to have the applicable Terms of Service declared invalid. The Company believes that the claims are without merit and if the Settlement is not completed, the Company intends to vigorously defend against them; however, there can be no assurance that the Company would be successful in the arbitration proceedings.
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
As of September 30, 2026 and December 31, 2025 the Company accrued $4.7 million and $3.2 million, respectively, in connection with the Pilati Lawsuit, Duckworth Lawsuit, Tipmore Lawsuit, and State Arbitration Demands.
Warrants
Upon the closing of the Acies Merger, there were approximately 7.2 million publicly-traded redeemable warrants to purchase shares of Class A common stock (the "Public Warrants") and 3.8 million redeemable warrants to purchase shares of Class A common stock initially issued to Acies Acquisition, LLC (the "Sponsor") in a private placement (the "Private Warrants") by Acies. Each whole Public Warrant entitled the registered holder to purchase one whole share of the Company’s Class A common stock at a price of $11.50 in cash per share, subject to adjustment. The share and exercise price amounts in this paragraph reflect the historical terms of the Warrants prior to their expiration and have not been adjusted to reflect the Reverse Stock Split.
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
Prior to expiration, the Warrants were classified as liabilities and remeasured to fair value at each reporting date, with changes in fair value recognized in other income (expense), net. As of September 30, 2026, there were no Warrants outstanding and no warrant liability recorded on the condensed consolidated balance sheet.
NOTE 12—LEASES
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
During the nine months ended September 30, 2026, the Company terminated all three facilities, effective April 30, 2026, June 30, 2026, and August 31, 2026. In connection with the terminations, the Company derecognized the remaining lease liabilities and right-of-use assets associated with the premises and settled its remaining lease payment obligations under the leases. As a result of these transactions, the Company recognized a net gain of $1.2 million during the nine months ended September 30, 2026, which is reflected in “Restructuring and related” in the Condensed Consolidated Statements of Operations, and in “Other” adjustments within the operating activities in the Condensed Consolidated Statements of Cash Flows. As of September 30, 2026, the Company has no remaining lease payment obligations under any of the three terminated leases.
The Company's operating leases primarily consist of real estate leases such as offices. During the three months ended September 30, 2026 and 2025, operating lease expense was $0.9 million and $1.0 million, respectively. During the nine months ended September 30, 2026 and 2025, operating lease expense was $4.4 million and $3.1 million, respectively. Included in operating lease expense for the nine months ended September 30, 2026 is $1.3 million of accelerated amortization of ROU assets related to the three facilities terminated under the 2026 Reorganization Plan. This accelerated amortization is non-cash and is reflected in “Restructuring and related” in the Condensed Consolidated Statements of Operations.
The Company does not have any finance leases. Total variable and short-term lease payments were immaterial for all periods presented. As of September 30, 2026, the Company did not have any material additional operating leases that have not yet commenced.

Supplemental balance sheet information related to operating leases are as follows:

	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$4,349	$7,533

Operating lease liabilities, current	2,779	3,656
Operating lease liabilities, noncurrent	1,677	4,070
Operating lease liabilities, total	$4,456	$7,726

Weighted average remaining lease term, years	1.3	2.1
Weighted average discount rate	6.6%	6.3%
Operating lease liability maturities:

Year ending December 31,	Operating Leases
Remaining 2026	$826
2027	3,420
2028	382
Total undiscounted cash flows	$4,628
Less: imputed interest	$(172)
Lease liabilities, total	$4,456

NOTE 13—LONG-TERM DEBT
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
NOTE 14—REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table summarizes the Company’s revenue disaggregated by type, and by over time or point in time recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Virtual currency (point in time or over time)	$38,335	$46,381	$126,251	$145,430
Advertising (point in time)	10,571	11,257	36,045	34,248
Other revenue (point in time or over time)	15	10	27	17
Total net revenue	$48,921	$57,648	$162,323	$179,695

The following table summarizes the Company’s virtual currency revenue disaggregated by platform:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Third-party platforms	$22,331	$38,703	$83,152	$126,098
Direct-to-consumer platforms	16,004	7,678	43,099	19,332
Total virtual currency	$38,335	$46,381	$126,251	$145,430
The following table summarizes the Company’s revenue disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$39,896	$47,734	$132,528	$150,730
All other countries	9,025	9,914	29,795	28,965
Total net revenue	$48,921	$57,648	$162,323	$179,695
Contract Balances
Contract assets represent the Company’s ability to bill customers for performance obligations completed under a contract. As of September 30, 2026 and December 31, 2025, there were no contract assets recorded in the Company’s Condensed Consolidated Balance Sheets. The deferred revenue balance related to the purchase of virtual currencies was $0.5 million and $0.4 million as of September 30, 2026 and December 31, 2025, respectively. Trade receivables are described in Note 5—Receivables, net.
NOTE 15—INCOME TAXES
The Company recorded an income tax expense of an immaterial amount and an income tax expense of $0.3 million for the three months ended September 30, 2026 and 2025, respectively. Our effective tax rate was (0.3)% for the three months ended September 30, 2026 compared to (3.3)% for the three months ended September 30, 2025.
The Company recorded an income tax expense of $2.1 million and an income tax expense of $0.9 million for the nine months ended September 30, 2026 and 2025, respectively. Our effective tax rate was (6.5)% for the nine months ended September 30, 2026 compared to (6.0)% for the nine months ended September 30, 2025.
The effective tax rate for the three and nine months ended September 30, 2026 and 2025 differed from the U.S. statutory rate of 21% primarily due to the valuation allowance on deferred tax assets, U.S. state taxes, non-US based income taxes, nondeductible items and includes specific costs associated with shortfalls in tax-deductible equity compensation compared to amounts recognized in the financial statements.
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

NOTE 16—COMMITMENTS AND CONTINGENCIES
Minimum Guarantee Liability
The Company is subject to minimum guarantee royalty payments associated under certain content license agreements. The following are the Company’s total minimum guaranteed royalty payment obligations related to licensing agreements as of:

	September 30, 2026	December 31, 2025
Minimum guarantee liability - current	$6,415	$9,469
Minimum guarantee liability - noncurrent	6,000	12,000
Total minimum guarantee obligations	$12,415	$21,469
Weighted-average remaining contractual term (in years)	1.4	1.6
The following are the Company’s remaining expected future payments of minimum guaranteed royalty payment obligations related to licensing agreements as of September 30, 2026:

Year Ending December 31,	Minimum Guarantee Obligations
Remaining 2026	$415
2027	6,000
2028	6,000
Total	$12,415
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

On February 10, 2025, Britt Englund and Brett Chapin, purported citizens of California and two of the named claimants in the May 24, 2024 pre-arbitration notices referenced above, filed a civil lawsuit against PLAYSTUDIOS US, LLC in the Superior Court of the State of California for the County of Los Angeles, alleging that PLAYSTUDIOS US, LLC breached an agreement to arbitrate a dispute arising out of plaintiffs’ engagement with games operated by the Company, and seeking an order to compel the Company to arbitrate. The complaint was dismissed by the plaintiffs on April 25, 2025 as part of an agreement to arbitrate the matter. The claimants filed arbitration proceedings in August of 2025. The matter was settled for a nominal amount in July 2026.
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
NOTE 17—STOCKHOLDERS’ EQUITY
Reverse Stock Split

On September 30, 2026, the Company effectuated a one-for ten reverse stock split of its Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), and Class B common stock, par value $0.0001 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”). As a result of the reverse stock split, every 10 shares of Class A common stock issued and outstanding immediately prior to the 5:00 p.m. Eastern Time on September 30, 2026 (the "Effective Time") automatically combined into one share of Class A Common Stock, and every 10 shares of Class B Common Stock issued and outstanding immediately prior to the Effective Time automatically combined into one share of Class B Common Stock. The Reverse Stock Split did not change the par value of the Common Stock or the number of authorized shares of Class A Common Stock or Class B Common Stock. The Reverse Stock Split applied equally to both classes of Common Stock and did not change the relative voting rights of the holders of Class A Common Stock and Class B Common Stock. The par value per share of Common Stock remained unchanged as a result of the Reverse Stock Split. The Company’s Class A Common Stock began trading on a split-adjusted basis on the Nasdaq at market open on October 1, 2026. All share and per-share amounts have been retrospectively adjusted to reflect the impact of the Reverse Stock Split, except as otherwise indicated.

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
In connection with the Acies Merger, 0.9 million shares of Class A common stock issued to the Sponsor were subject to forfeiture unless specified stock price targets were achieved within five years following the closing of the Acies Merger. The earnout period expired on June 21, 2026 without the applicable stock price targets being achieved, and the 0.9 million unvested shares were automatically forfeited, cancelled and returned to the Company's authorized but unissued shares. No compensation expense was recognized in connection with the forfeiture, and the cancellation had no effect on the Company's results of operations. The share amounts in this paragraph reflect the historical terms prior to their expiration and have not been adjusted to reflect the Reverse Stock Split.
Accumulated Other Comprehensive Income (Loss)
The following tables show a summary of changes in accumulated other comprehensive income (loss), which is attributable only to currency translation adjustments during the current period:

Total Accumulated Other Comprehensive Income
Balance as of December 31, 2025	$1,806
Foreign currency translation	677
Balance as of September 30, 2026	$2,483

	Foreign Currency Derivative Contracts	Currency Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2024	$(38)	$(594)	$(632)
Net losses recognized in other comprehensive income before reclassifications	259	—	259
Foreign currency translation	—	1,861	1,861
Balance as of September 30, 2025	$221	$1,267	$1,488
Treasury Stock
On October 31, 2025, the Company’s Board of Directors approved a one-year extension of the Company's existing stock repurchase program. The remaining amount authorized under the program was $35.5 million as of September 30, 2026 and $40.0 million as of December 31, 2025. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements and other business considerations.

The following table shows a summary of changes in treasury stock:

	Treasury Stock	Treasury Stock at Cost
Balance as of December 31, 2025	2,174	$54,794
Class A common stock repurchased through the Stock Repurchase Program	710	4,642
Class A common stock repurchased outside of the Stock Repurchase Program	210	1,153
Balance as of September 30, 2026	3,094	$60,589
Treasury stock at cost includes commissions, excise taxes, and other transaction costs incurred in connection with such repurchases.
During the three months ended September 30, 2026, the Company repurchased 0.2 million shares of its Class A common stock in a privately negotiated transaction for $2.4 million. This repurchase was separate from, and did not reduce the remaining authorization under, the Company’s stock repurchase program. Of the total consideration, $1.1 million, representing the fair value of the shares repurchased, was recorded as treasury stock. The remaining $1.3 million was allocated to the fair value of contractual rights acquired, which is reflected in “Restructuring and related” in the Condensed Consolidated Statements of Operations during the three months ended September 30, 2026.
On October 30, 2026, the Company’s Board of Directors approved a one-year extension of the Company's existing stock repurchase program and adjusted the remaining amount authorized under the program up to $50.0 million less the amount used under the repurchase program between November 1, 2025 and the close of the market on November 1, 2026. Subsequent to September 30, 2026, the Company acquired 0.2 million additional shares of its Class A common stock under its stock repurchase program at an aggregate value of $0.9 million and an average price of $4.29 per share. Repurchased shares were held in treasury. The remaining availability under the stock repurchase program was $44.6 million after the subsequent purchases and adjustment to the amount authorized.

NOTE 18—STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Selling and marketing	$5	$76	$535	$314
General and administrative	1,517	2,116	4,561	8,321
Research and development	519	838	1,683	3,261
Stock-based compensation expense	$2,041	$3,030	$6,779	$11,896
Capitalized stock-based compensation	$70	$161	$312	$447
The following is a summary of outstanding stock-based compensation as of September 30, 2026 (in thousands, except weighted-average vesting period):

	Unrecognized Stock-Based Compensation Expense	Weighted-Average Remaining Vesting Period (in years)
Restricted stock units	$6,407	1.5
Performance stock units	527	0.5
Total	$6,933
The following is a summary of awards granted for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock units	55	94	218	677
Performance stock units	—	—	259	270
Total	55	94	477	947

NOTE 19—NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss attributable to Class A and Class B common stockholders per share (in thousands except per share data):

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Class A	Class B	Class A	Class B
Numerator
Net loss attributable to common stockholders – basic	$(9,530)	$(1,509)	$(7,924)	$(1,194)
Potential dilutive effect of derivative instruments	—	—	—	—
Net loss attributable to common stockholders – diluted	$(9,530)	$(1,509)	$(7,924)	$(1,194)
Denominator
Weighted average shares of common stock outstanding - basic	10,398	1,646	10,924	1,646
Potential dilutive effect of derivative instruments	—	—	—	—
Weighted average shares of common stock outstanding - diluted	10,398	1,646	10,924	1,646
Net loss attributable to common stockholders per share
Basic	$(0.92)	$(0.92)	$(0.73)	$(0.73)
Diluted	$(0.92)	$(0.92)	$(0.73)	$(0.73)

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Class A	Class B	Class A	Class B
Numerator
Net loss attributable to common stockholders – basic	$(30,391)	$(4,598)	$(12,985)	$(1,961)
Potential dilutive effect of derivative instruments	—	—	—	—
Net loss attributable to common stockholders – diluted	$(30,391)	$(4,598)	$(12,985)	$(1,961)
Denominator
Weighted average shares of common stock outstanding - basic	10,875	1,646	10,901	1,646
Potential dilutive effect of derivative instruments	—	—	—	—
Weighted average shares of common stock outstanding - diluted	10,875	1,646	10,901	1,646
Net loss attributable to common stockholders per share
Basic	$(2.79)	$(2.79)	$(1.19)	$(1.19)
Diluted	$(2.79)	$(2.79)	$(1.19)	$(1.19)
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

The following equity awards outstanding at the end of each period presented have been excluded from the computation of diluted net loss per share of common stock for the periods presented due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	417	459	417	459
Restricted stock units	758	1,302	758	1,302
Performance stock units	225	270	225	270
Public Warrants	—	538	—	538
Private Warrants	—	382	—	382
Earnout Shares	—	1,500	—	1,500
	1,400	4,451	1,400	4,451

On June 21, 2026, all outstanding Warrants expired in accordance with their terms and were automatically cancelled. See Note 11—Accrued and Other Current Liabilities for additional information.
In connection with the Acies Merger, the Company could have been required to issue up to 1.5 million shares of Class A common stock as earnout consideration to former stockholders of PlayStudios, Inc. (the "Earnout Shares") upon the achievement of certain stock price targets. The earnout period expired on June 21, 2026, five years after the closing of the Acies Merger, without the applicable stock price targets being achieved. As a result, the Company's contingent obligation to issue the Earnout Shares was extinguished, and no shares of Class A common stock were issued in connection with the earnout. The expiration of the Earnout Shares had no impact on the Company's results of operations, financial position, or total stockholders' equity.

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
Reverse Stock Split
At the Company’s 2026 Annual Meeting of Stockholders held on July 10, 2026, stockholders authorized a reverse stock split of the Company’s Class A common stock (“Class A Common Stock”) and Class B common stock (“Class B Common Stock” and, together with the Class A Common Stock, “Common Stock”) at a ratio ranging from 1-for-10 to 1-for-30. On August 25, 2026, the Board approved a 1-for-10 reverse stock split (the “Reverse Stock Split”), which became effective at 5:00 p.m. Eastern Time on September 30, 2026. At that time, every 10 issued and outstanding shares of each class of Common Stock were automatically combined into one share of the same class. The Reverse Stock Split did not change the par value or authorized number of shares of either class of Common Stock or the voting rights of either class. The Class A Common Stock began trading on a split-adjusted basis on the Nasdaq Capital Market on October 1, 2026. Unless otherwise indicated, all share and per-share amounts presented in this Quarterly Report on Form 10-Q have been retrospectively adjusted to reflect the Reverse Stock Split.
Overview
We are a developer and publisher of free-to-play casual games for mobile and social platforms. Over our 13-year history, we developed a portfolio of free-to-play social casino games that are considered to be among the most innovative and unique in the genre. In 2021, we added our Tetris®-branded mobile game and in late 2022 we acquired Brainium, a developer and publisher of free-to-play casual games. Our games include the award-winning POP! Slots, myVEGAS Slots, my KONAMI Slots, MGM Slots Live, myVEGAS Blackjack, myVEGAS Bingo, Tetris®, Solitaire, Spider Solitaire, Jumbline 2, Sudoku, and Mahjong. Our games are based on original content as well as third-party licensed brands and are downloadable and playable for free on multiple social and mobile-based platforms, including the Apple App Store, Google Play Store, and Amazon Appstore.
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
Key Factors Affecting Our Performance
There are a number of factors that affect the performance of our business, and the comparability of our results from period to period, including:
•Third-Party Platform Agreements—Historically we derived substantially all of our revenue from in-game purchases of virtual currencies that are processed by platform providers such as the Apple App Store, Google Store, and Amazon Appstore. The platform providers charge us a transaction fee to process payments from our players for their purchase of in-game virtual currency. These platform fees are generally set at 30% of the in-game purchase. Each platform provider has broad discretion to set its platform fees and to change and interpret its terms of service and other policies with respect to us and other developers in its sole discretion, and those changes may be unfavorable to us.
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

Results of Operations
Comparison of the three and nine months ended September 30, 2026 versus the three and nine months ended September 30, 2025
The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net revenue	$48,921	$57,648	$(8,727)	(15.1)%	$162,323	$179,695	$(17,372)	(9.7)%
Operating expenses	68,690	65,514	3,176	4.8%	204,946	193,789	11,157	5.8%
Operating loss	(19,769)	(7,866)	(11,903)	151.3%	(42,623)	(14,094)	(28,529)	202.4%
Net loss	(11,039)	(9,118)	(1,921)	21.1%	(34,989)	(14,946)	(20,043)	134.1%
Net loss margin	(22.6)%	(15.8)%	(6.8)pp	43.0%	(21.6)%	(8.3)%	(13.3)	160.2%

pp = percentage points
Net Revenue by Reportable Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Net revenue
playGAMES	$48,413	$57,384	$(8,971)	(15.6)%	$160,476	$179,048	$(18,572)	(10.4)%
playAWARDS	508	264	244	92.4%	1,847	647	1,200	185.5%
Net revenue	$48,921	$57,648	$(8,727)	(15.1)%	$162,323	$179,695	$(17,372)	(9.7)%

nm = not meaningful
Revenue information by geography is summarized as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
United States	$39,896	$47,734	$(7,838)	(16.4)%	$132,528	$150,730	$(18,202)	(12.1)%
All other countries	9,025	9,914	(889)	(9.0)%	29,795	28,965	830	2.9%
Net revenue	$48,921	$57,648	$(8,727)	(15.1)%	$162,323	$179,695	$(17,372)	(9.7)%

playGAMES
The following table shows net revenues and key performance indicators for our playGAMES division (in thousands, except percentages and ARPDAU):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2026	2025	Change		% Change	2026	2025	Change		% Change
Virtual currency	$37,841	$46,123	$(8,282)		(18.0)%	$124,432	$144,797	$(20,365)		(14.1)%
Advertising	10,572	11,257	(685)		(6.1)%	36,044	34,248	1,796		5.2%
Other revenue	—	4	(4)		(100.0)%	—	3	(3)		(100.0)%
Net revenue	$48,413	$57,384	$(8,971)		(15.6)%	$160,476	$179,048	$(18,572)		(10.4)%

Average DAU	1,731	2,211	(480)		(21.7)%	1,907	2,395	(488)		(20.4)%
Average MAU	6,830	9,505	(2,675)		(28.1)%	7,909	10,318	(2,409)		(23.3)%
Average DPU	15	19	(4)		(21.1)%	18	20	(2)		(10.0)%
Average Daily Payer Conversion	0.8%	0.8%	—	pp	—%	1.0%	0.8%	0.2	pp	25.0%
ARPDAU (in dollars)	$0.31	$0.28	$0.03		10.7%	$0.31	$0.27	$0.04		14.8%

pp = percentage points
Net revenue decreased $9.0 million, or (15.6)%, to $48.4 million during the three months ended September 30, 2026 compared to $57.4 million during the three months ended September 30, 2025. The decrease was due to an $8.3 million decrease in virtual currency revenue primarily driven by decreases in DAU and DPU within certain games, and a $0.7 million decrease in advertising revenue.
Net revenue decreased $18.6 million, or (10.4)%, to $160.5 million during the nine months ended September 30, 2026 compared to $179.0 million during the nine months ended September 30, 2025. The decrease was due to a $20.4 million decrease in virtual currency revenue primarily driven by decreases in DAU and DPU within certain games, which was partially offset by a $1.8 million increase in advertising revenue.
playAWARDS
The following table shows net revenues and key performance indicators for our playAWARDS division (in thousands, except for available rewards):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Virtual currency	$495	$258	$237	91.9%	$1,819	$633	$1,186	187.4%
Other	13	6	7	116.7%	28	14	14	100.0%
Net revenue	$508	$264	$244	92.4%	$1,847	$647	$1,200	185.5%

Available Rewards (in units)	426	325	101	31.1%	369	341	28	8.2%
Purchases (in units)	154	203	(49)	(24.1)%	491	683	(192)	(28.1)%
Retail Value of Daily Rewards Inventory	$2,968	$2,421	$547	22.6%	$2,469	$2,495	$(26)	(1.0)%

nm = not meaningful
Net revenue increased $0.2 million during the three months ended September 30, 2026 compared to the same period in prior year. The key performance indicators presented above are used by management to assess the playAWARDS segment's operating performance, however, are not indicative revenue metrics.

Net revenue increased $1.2 million during the nine months ended September 30, 2026 compared to the same period in prior year. The key performance indicators presented above are used by management to assess the playAWARDS segment's operating performance, however, are not indicative revenue metrics.
Operating Expenses
The following table summarizes our consolidated operating expenses for each applicable period (in thousands, except percentages):

	Three Months Ended September 30,				% of Revenue
	2026	2025	$ Change	% Change	2026	2025
Operating expenses:
Cost of revenue	$9,181	$13,629	$(4,448)	(32.6)%	18.8%	23.6%
Selling and marketing	8,790	14,186	(5,396)	(38.0)%	18.0%	24.6%
Research and development	14,428	14,814	(386)	(2.6)%	29.5%	25.7%
General and administrative	8,582	12,056	(3,474)	(28.8)%	17.5%	20.9%
Depreciation and amortization	9,342	9,576	(234)	(2.4)%	19.1%	16.6%
Restructuring expenses	9,167	1,253	7,914	631.6%	18.7%	2.2%
Goodwill impairment	9,200	—	9,200	nm	18.8%	—%
Total operating expenses	$68,690	$65,514	$3,176	4.8%	140.4%	113.6%

nm - not meaningful

	Nine Months Ended September 30,				% of Revenue
	2026	2025	$ Change	% Change	2026	2025
Operating expenses:
Cost of revenue	$32,047	$43,971	$(11,924)	(27.1)%	19.7%	24.5%
Selling and marketing	45,138	40,463	4,675	11.6%	27.8%	22.5%
Research and development	44,297	42,702	1,595	3.7%	27.3%	23.8%
General and administrative	26,772	35,262	(8,490)	(24.1)%	16.5%	19.6%
Depreciation and amortization	28,884	28,743	141	0.5%	17.8%	16.0%
Restructuring expenses	18,608	2,648	15,960	602.7%	11.5%	1.5%
Goodwill impairment	9,200	—	9,200	nm	5.7%	—%
Total operating expenses	$204,946	$193,789	$11,157	5.8%	126.3%	107.8%

nm - not meaningful
Cost of Revenue
Cost of revenue decreased by $4.4 million to $9.2 million during the three months ended September 30, 2026 compared to $13.6 million during the three months ended September 30, 2025. The decrease was primarily related to a decrease in virtual currency revenue. As a percentage of revenue, cost of revenue decreased from 23.6% for the three months ended September 30, 2025 to 18.8% for the three months ended September 30, 2026 due to an increase in direct to consumer revenue, which incur lower processing fees.
Cost of revenue decreased by $11.9 million to $32.0 million during the nine months ended September 30, 2026 compared to $44.0 million during the nine months ended September 30, 2025. The decrease was primarily related to a decrease in virtual currency revenue. As a percentage of revenue, cost of revenue decreased from 24.5% for the nine months ended September 30, 2025 to 19.7% for the nine months ended September 30, 2026 due to an increase in direct to consumer revenue, which incur lower processing fees.

Selling and Marketing
Selling and marketing expenses decreased by $5.4 million to $8.8 million during the three months ended September 30, 2026 compared to $14.2 million during the three months ended September 30, 2025. The decrease was primarily due to decreases in user acquisition expense of $3.3 million, brand and other marketing expense of $1.7 million, and employee costs of $0.4 million.
Selling and marketing expenses increased by $4.7 million to $45.1 million during the nine months ended September 30, 2026 compared to $40.5 million during the nine months ended September 30, 2025. The increase was primarily due to increases in user acquisition expense of $6.0 million, which was attributable to the Company's investment in our growth initiatives, outside services of $0.4 million, and employee costs of $0.4 million. This was offset by a decrease of brand and other marketing expense of $2.1 million.
Research and Development
Research and development expenses decreased by $0.4 million to $14.4 million during the three months ended September 30, 2026 compared to $14.8 million during the three months ended September 30, 2025. The decrease was primarily due to decreases in facilities of $0.2 million, employee costs of $0.1 million, and other research and development expense of $0.4 million. This was offset by an increase of outside services of $0.3 million.
Research and development expenses increased by $1.6 million to $44.3 million during the nine months ended September 30, 2026 compared to $42.7 million during the nine months ended September 30, 2025. The increase was primarily due to increases in information technology expense of $0.7 million, outside services of $0.6 million, and employee costs of $0.5 million. This was offset by a decrease of other research and development expense of $0.2 million.
General and Administrative
General and administrative expenses decreased by $3.5 million to $8.6 million during the three months ended September 30, 2026 compared to $12.1 million during the three months ended September 30, 2025. The decrease is primarily due to decreases in charitable contributions of $1.3 million, employee costs of $1.1 million, and other general and administrative cost of $1.1 million.
General and administrative expenses decreased by $8.5 million to $26.8 million during the nine months ended September 30, 2026 compared to $35.3 million during the nine months ended September 30, 2025. The decrease is primarily due to decreases in employee costs of $4.0 million, charitable donations of $1.6 million, outside services of $0.5 million, information technology expense of $0.4 million, and other general and administrative costs of $2.0 million.
Depreciation and Amortization
Depreciation and amortization expenses decreased by $0.2 million to $9.3 million during the three months ended September 30, 2026 compared to $9.6 million during the three months ended September 30, 2025.
Depreciation and amortization expenses increased by $0.1 million to $28.9 million during the nine months ended September 30, 2026 compared to $28.7 million during the nine months ended September 30, 2025.
Restructuring Expenses
Restructuring expenses increased by $7.9 million to $9.2 million during the three months ended September 30, 2026 compared to $1.3 million during the three months ended September 30, 2025. The increase was primarily due to increases in internal reorganization costs of $9.0 million. This was offset by a decrease in costs related to various merger and acquisition opportunities of $1.1 million.
Restructuring expenses increased by $16.0 million to $18.6 million during the nine months ended September 30, 2026 compared to $2.6 million during the nine months ended September 30, 2025. The increase was primarily due to increases in internal reorganization costs of $14.3 million, non-recurring legal expense of $1.2 million, costs related to various merger and acquisition opportunities of $0.3 million, and other restructuring activities of $0.2 million.
Goodwill impairment
The Company recorded a goodwill impairment charge of $9.2 million during the three and nine months ended September 30, 2026. Refer to Note 10—Goodwill for more information.

Other Income (Loss), Net
The following table summarizes our consolidated non-operating expense for each applicable period (in thousands, except percentages):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Change in fair value of contingent consideration	8,008	(1,866)	9,874	(529.2)%
Interest income, net	775	917	(142)	(15.5)%
Other expense, net	(23)	(9)	(14)	155.6%
Total other income (expense), net	$8,760	$(958)	$9,718	(1,014.4)%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Change in fair value of contingent consideration	8,308	(2,022)	10,330	(510.9)%
Interest income, net	2,131	2,769	(638)	(23.0)%
Other expense, net	(683)	(748)	65	(8.7)%
Total other income (expense), net	$9,756	$(1)	$9,757	(975,700.0)%
The change in fair value of contingent consideration is related to the Pixode Acquisition discussed in Note 7—Fair Value Measurement. Interest income, net is related to interest earned on cash and cash equivalents offset by fees and expenses associated with the Credit Agreement as discussed in Note 13—Long-Term Debt to our condensed consolidated financial statements herein. Other income (loss) primarily relates to gains or (losses) from equity investments and gains or (losses) from foreign currency transactions with our foreign subsidiaries.

Provision for Income Taxes
Provision for income taxes resulted in a tax expense of an immaterial amount for the three months ended September 30, 2026, compared to a tax expense of $0.3 million for the three months ended September 30, 2025.
Provision for income taxes resulted in a tax expense of $2.1 million for the nine months ended September 30, 2026, compared to a tax expense of $0.9 million for the nine months ended September 30, 2025.
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
Comparison of the three and nine months ended September 30, 2026 versus the three and nine months ended September 30, 2025

	Three Months Ended September 30,
	2026	2025	Change	% Change
AEBITDA
playGAMES	$14,485	$13,398	$1,087	8.1%
playAWARDS	(1,120)	(2,380)	1,260	(52.9)%
Corporate and other	(3,385)	(3,773)	388	(10.3)%
Consolidated AEBITDA	$9,980	$7,245	$2,735	37.8%

Segment AEBITDA Margin:
playGAMES	29.9%	23.3%	6.6%	28.3%
playAWARDS	nm	nm	nm	nm

nm - not meaningful

	Nine Months Ended September 30,
	2026	2025	Change	% Change
AEBITDA
playGAMES	$34,630	$48,182	$(13,552)	(28.1)%
playAWARDS	(3,541)	(7,055)	3,514	(49.8)%
Corporate and other	(10,235)	(10,681)	446	(4.2)%
Consolidated AEBITDA	$20,854	$30,446	$(9,592)	(31.5)%

Segment AEBITDA Margin:
playGAMES	21.6%	26.9%	(5.3)%	(19.7)%
playAWARDS	nm	nm	nm	nm

nm - not meaningful

playGAMES
playGAMES AEBITDA was $14.5 million for the three months ended September 30, 2026 compared to $13.4 million for the three months ended September 30, 2025, an increase of $1.1 million. playGAMES AEBITDA margin was 29.9% for the three months ended September 30, 2026 compared to 23.3% for the three months ended September 30, 2025. The increase to playGAMES AEBITDA was a result of decreased operating expense as a result of the 2026 Reorganization Plan, decreased user acquisition expense, and an increase in direct-to-consumer sales which incur lower processing fees, driving a reduction in cost of sales.
playGAMES AEBITDA was $34.6 million for the nine months ended September 30, 2026 compared to $48.2 million for the nine months ended September 30, 2025, a decrease of $13.6 million. playGAMES AEBITDA margin was 21.6% for the nine months ended September 30, 2026 compared to 26.9% for the nine months ended September 30, 2025. The decrease to playGAMES AEBITDA was a result of decreased virtual currency revenue, primarily driven by decreases in DPU, and an increase of user acquisition expense. This was partially offset by a reduction in cost of sales as a result of decreased revenue and an increase in direct-to-consumer sales which incur lower processing fees.
playAWARDS
playAWARDS AEBITDA was $(1.1) million for the three months ended September 30, 2026 compared to $(2.4) million for the three months ended September 30, 2025. The increase in AEBITDA can be attributed to an increase in revenue and a decrease in operating expense as a result of the 2026 Reorganization Plan.
playAWARDS AEBITDA was $(3.5) million for the nine months ended September 30, 2026 compared to $(7.1) million for the nine months ended September 30, 2025. The increase in AEBITDA can be attributed to an increase in revenue and a decrease in operating expense as a result of the 2026 Reorganization Plan.

Non-GAAP Measures
Consolidated Adjusted EBITDA and Consolidated AEBITDA Margin
Consolidated Adjusted EBITDA, or Consolidated AEBITDA, and Consolidated AEBITDA Margin are non-GAAP financial performance measures presented as supplemental disclosures and reconciled to net loss and net loss margin, respectively, the most directly comparable GAAP measures. We define Consolidated AEBITDA as net income before interest, income taxes, depreciation and amortization, restructuring and related costs (consisting primarily of severance and other restructuring related costs), stock-based compensation expense, changes in fair value of warrant liabilities, and other income and expense items (including special infrequent items, foreign currency gains and losses, and other non-cash items). We define Consolidated AEBITDA Margin as the percentage of Consolidated AEBITDA to revenue.
We use Consolidated AEBITDA and Consolidated AEBITDA Margin to monitor and evaluate the performance of our business operations, facilitate internal comparisons of our operating performance, and to analyze and evaluate decisions regarding future budgets and initiatives. We believe that both measures are useful because they provide investors with information regarding our operating performance that is used by our management in its reporting and planning processes. Consolidated AEBITDA and Consolidated AEBITDA Margin as calculated herein may not be comparable to similarly titled measures and disclosures reported by other companies. These measures should be considered in addition to, and not as substitutes for, net income (loss), net income (loss) margin or other measures prepared in accordance with GAAP.
The following table sets forth the reconciliation of Consolidated AEBITDA and Consolidated AEBITDA Margin to net loss and net loss margin, the most directly comparable GAAP measure (in thousands, except percentages).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$48,921	$57,648	$162,323	$179,695
Net loss	$(11,039)	$(9,118)	$(34,989)	$(14,946)
Net loss margin	(22.6)%	(15.8)%	(21.6)%	(8.3)%
Adjustments:
Depreciation & amortization	9,342	9,576	28,884	28,743
Income tax expense	30	294	2,122	851
Stock-based compensation expense	2,041	3,030	6,779	11,896
Change in fair value of contingent consideration	(8,008)	1,866	(8,308)	2,022
Restructuring and related(1)	9,167	1,253	18,608	2,648
Goodwill impairment	9,200	—	9,200	—
Special infrequent(2)	—	1,250	—	1,250
Other, net(3)	(753)	(906)	(1,442)	(2,018)
Consolidated AEBITDA	9,980	7,245	20,854	30,446
Consolidated AEBITDA Margin	20.4%	12.6%	12.8%	16.9%

(1)Amounts reported during the three and nine months ended September 30, 2026 and September 30, 2025 relate to internal reorganization costs, including severance-related costs, fees related to evaluating various merger and acquisition opportunities, and non-recurring legal costs.
(2)Amount reported consists of a charitable contribution.
(3)Amounts reported in “Other, net” include the change in fair value of the Warrants, interest expense, interest income, gains/losses from equity investments, foreign currency gains/losses, and non-cash gains/losses on the disposal of assets.

Liquidity and Capital Resources
As of September 30, 2026, we had cash and cash equivalents of $95.9 million, which consisted of cash on hand and money market mutual funds. As of September 30, 2026 we had restricted cash of $0.6 million. Historically, we have funded our operations, including capital expenditures, primarily through cash flow from operating activities. We believe that our existing cash and cash equivalents, and cash generated from operations, will be sufficient to fund our operations and capital expenditures for at least the next twelve (12) months. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure, or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financing to secure additional funds or we may decide to do so opportunistically.
Debt
For a description of the Credit Agreement, see Note 14 - Long-Term Debt in our Consolidated Financial Statements and Liquidity and Capital Resources in our 2025 Annual Report on Form 10-K filed on March 16, 2026 and amended on Form 10-K/A filed on April 3, 2026.
As of September 30, 2026, we were not a party to any revolving credit facility or other committed long-term borrowing arrangement.
Cash Flows
The following tables present a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$17,382	$22,601
Net cash used in investing activities	(11,342)	(12,676)
Net cash used in financing activities	(14,879)	(14,515)
Effect of exchange rate on cash and cash equivalents	(231)	1,141
Decrease in cash and cash equivalents	$(9,070)	$(3,449)
Operating Activities
During the nine months ended September 30, 2026, operating activities provided $17.4 million of net cash as compared to $22.6 million during the nine months ended September 30, 2025. The decrease in cash provided from operating activities was primarily due to a decrease in revenue, driven by decreases in DPU.
Investing Activities
During the nine months ended September 30, 2026, investing activities used $11.3 million of net cash as compared to $12.7 million during the nine months ended September 30, 2025. The change in cash used in investing activities was due to $1.3 million less additions to internal-use software and property and equipment during the nine months ended September 30, 2026.
Financing Activities
During the nine months ended September 30, 2026, financing activities used $14.9 million of net cash as compared to $14.5 million during the nine months ended September 30, 2025. The change in cash used in financing activities was due to $2.3 million more in share repurchases, which was offset by $1.2 million less in payments made for tax withholding on stock-based compensation and $0.8 million less in payments for minimum guarantee liabilities during the nine months ended September 30, 2026.
Contractual Obligations, Commitments, and Contingencies
As of September 30, 2026, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our 2025 Annual Report on Form 10-K filed on March 16, 2026 and amended on Form 10-K/A filed on April 3, 2026.
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
Other than goodwill described below, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our 2025 Annual Report on Form 10-K filed on March 16, 2026 and amended on Form 10-K/A filed on April 3, 2026.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination or asset acquisition. We test goodwill for impairment at the reporting unit level on an annual basis as of October 1, or more frequently when events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. The determination of fair value requires significant judgment and involves the use of estimates and assumptions that are inherently uncertain.
During the three months ended September 30, 2026, we identified indicators of impairment for a reporting unit within our playGAMES reportable segment. As a result, we performed an interim quantitative goodwill impairment test as of September 30, 2026.
To estimate the fair value of the reporting unit, we utilized a weighted combination of the income approach and the market approach. Under the income approach, we applied a discounted cash flow analysis using projected future cash flows discounted at a rate of approximately 20%, which reflects our estimate of the weighted average cost of capital for the reporting unit. Under the market approach, we applied revenue multiples derived from publicly traded companies considered comparable to the reporting unit. The income approach and the market approach were weighted at 50% each in the overall fair value conclusion. The fair value measurement is classified as Level 3 within the fair value hierarchy due to the significant use of unobservable inputs.
The key assumptions underlying the fair value determination included:
•A discount rate of 20%, which reflects the risks inherent in the reporting unit’s projected cash flows, including execution risk associated with projected revenue growth, market conditions, and competitive dynamics;
•Projected revenue over the discrete forecast period, based on management’s estimates of future performance of the casual gaming portfolio;
•Revenue multiple of 1.5 derived from comparable publicly traded companies.
Based on the results of the quantitative impairment test, we determined that the carrying value of the reporting unit exceeded its estimated fair value, and accordingly, we recorded a non-cash goodwill impairment charge of $9.2 million during the three months ended September 30, 2026, which is reflected in “Goodwill impairment” in the Condensed Consolidated Statements of Operations. The impairment charge resulted in a reduction of the associated deferred tax liability and a corresponding deferred tax benefit of approximately $0.6 million.
Following the impairment charge, the remaining goodwill balance allocated to this reporting unit is $7.4 million. As a result of the impairment, the estimated fair value of the reporting unit approximates its carrying value as of September 30, 2026, and the remaining goodwill balance has no cushion against future impairment. The following table illustrates the sensitivity of the fair value conclusion to changes in the key assumptions, holding all other assumptions constant (in thousands):

Assumption	Change	Estimated Additional Impairment
Discount rate	Increase of 100 basis points	$1,588
Projected revenues	Decline of 5% from projected levels	3,253
Revenue multiple	Decrease of 0.1	$1,797
The sensitivity analyses above are hypothetical and are not intended to be predictive of future results. The effect of a change in a particular assumption is calculated independently without adjusting any other assumption, and in practice changes in one assumption may be accompanied by offsetting or amplifying changes in other assumptions.
The estimates and assumptions used in our goodwill impairment analysis are inherently uncertain and reflect management’s best judgment at the time of the assessment. Actual results could differ from those estimates, and adverse changes in the business environment, operating performance, macroeconomic conditions, or capital market assumptions could result in additional goodwill impairment charges in future periods. We will continue to monitor the performance of this reporting unit and reassess the carrying value of the remaining goodwill balance if indicators of further impairment arise.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Pursuant to Item 305(e) of Regulation of S-K (§229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including those officers, as appropriate, to allow timely decisions regarding disclosure required to be made under the Exchange Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
You should carefully consider the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 16, 2026, as amended by Amendment No. 1 on Form 10-K/A filed on April 3, 2026, and updated and restated in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, filed on August 11, 2026. There have been no material changes to those risk factors.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about share repurchases made by us of our Class A common stock during the quarter ended September 30, 2026:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program[3] (In thousands)
July 1, 2026 - July 31, 2026	599,961	$6.46	599,869	$35,792
August 1, 2026 - August 31, 2026	45,675	$6.63	35,078	$35,546
September 1, 2026 - September 30, 2026	296	$4.92	—	$35,546

1.These amounts include shares surrendered to satisfy tax withholding obligations upon the vesting of equity awards under our 2021 Equity Incentive Plan (as amended, the “Plan”). Under the Plan and applicable award agreements, the Company has the discretionary right to collect payment of mandatory tax withholding obligations by deducting from the shares otherwise deliverable to a participant upon vesting and settlement of an award under the Plan a number of shares having a fair market value equal or less than such participant’s tax withholding obligations. All shares so deducted from shares that otherwise would be deliverable to participants under the Plan are considered repurchased pursuant to the terms of the Plan and applicable award agreements and not pursuant to any publicly announced share repurchase program. In July 2026, we also repurchased 209,642 shares in a privately negotiated transaction outside our publicly announced share repurchase program. See Note 17—Stockholders’ Equity for additional information.
2.Average price paid per share includes shares surrendered to satisfy tax withholding obligations.
3.Repurchases may be executed from time to time, subject to general business and market conditions, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 trading plans, pursuant to a stock repurchase program. On October 31, 2025, the Company’s Board of Directors approved a one-year extension of the Company's existing stock repurchase program. The remaining amount authorized under the program was $35.5 million as of September 30, 2026 and $40.0 million as of December 31, 2025, which excludes any commissions, excise taxes, or transaction costs paid in connection with such repurchases. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements and other business considerations. See Note 17—Stockholders’ Equity of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information relating to share repurchases.

Item 3.        Defaults Upon Senior Securities
None
Item 4.        Mine Safety Disclosures
Not applicable
Item 5.        Other Information
Trading Plans
During the three months ended September 30, 2026, Scott Peterson, the Company's Chief Financial Officer, terminated a Rule 10b5-1 trading arrangement, effective May 13, 2026, and adopted a new Rule 10b5-1 trading arrangement, effective May 20, 2026. The new trading arrangement expires on March 31, 2027 and provides for the potential sale of up to 25,000 shares of the Company's Class A common stock that may be acquired upon the future vesting and settlement of certain previously granted performance stock units, subject to the terms and conditions of the arrangement.
Other than the foregoing, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K, during the three months ended September 30, 2026.
Item 6.        Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Certificate of Incorporation of PLAYSTUDIOS, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 25, 2021).
3.2	Bylaws of PLAYSTUDIOS, Inc., effective as of June 21, 2021 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed June 25, 2021).
3.3	Certificate of Amendment of Certificate of Incorporation of PLAYSTUDIOS, Inc. dated June 5, 2024 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 5, 2024).
3.4	Certificate of Amendment of Certificate of Incorporation of PLAYSTUDIOS, Inc. dated September 25, 2026 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed October 1, 2026).
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

PLAYSTUDIOS, Inc.

Date:	November 5, 2026	By:	/s/ Andrew Pascal
		Name:	Andrew Pascal
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2026	By:	/s/ Scott Peterson
		Name:	Scott Peterson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)